Form 10-K
period 2004-12-31
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2005-03-31
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-32354

IOWA TELECOMMUNICATIONS SERVICES, INC.

(Exact name of registrant as specified in its charter)

IOWA	42-1490040
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

115 S. Second Avenue West

Newton, Iowa 50208

(Address of principal executive offices)

Registrant’s telephone number, including area code: (641) 787-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	New York

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on November 18, 2004, the effective date of our initial public offering, was approximately $484,270,155 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded.

There were 30,864,195 shares of Common Stock, $0.01 par value, outstanding as of March 25, 2005.

The definitive proxy statement relating to the Registrant’s Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

Cautionary Statements

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

Forward-looking statements in this report, including without limitation, those set forth under the captions “Business,” “Dividend Policy and Restrictions,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” “will,” “should,” “continues” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to risks and uncertainties, including those identified under “Business,” “Dividend Policy and Restrictions,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as:

•	technological developments and changes in the telecommunications industry;

•	increased price and service competition;

•	changes in federal and state legislation and the rules and regulations enacted pursuant to that legislation;

•	regulatory limitations on our ability to change our pricing for communications services;

•	possible changes in the demand for our products and services; and

•	the matters described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.”

In addition to these factors, actual future performance, outcomes and results may differ materially from those indicated in our forward-looking statements because of other, more general factors, including (without limitation):

•	changes in general industry and market conditions and growth rates;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	changes in accounting policies or practices adopted voluntarily or as required by GAAP; and

•	and continued availability of financing in the amounts, or the terms, and subject to the conditions necessary to support our future business.

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include risks and uncertainties detailed throughout this Annual Report, and in particular in the “Risk Factors” section at the end of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These cautionary statements should be considered in the context of such factors, as well as those disclosed from time to time in the Company’s Reports on Forms 10-Q and 8-K.

We maintain a website at www.iowatelecom.com to provide information to the general public and our shareholders on our products and services, along with general information on Iowa Telecommunications Services, Inc. (“Iowa Telecom”) and its management, career opportunities, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q or our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC from our investor relations department by calling (641) 787-2089, through an e-mail request from our website at www.iowatelecom.com and clicking on “Investor Relations”, through the SEC’s website by clicking the direct link from our “Investor Relations” website or directly from the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. Any material changes made to our Code of Business Conduct and Ethics or any waivers granted to any of our directors and executive officers will be publicly disclosed by filing a current report on Form 8-K within five business days of such material change or waiver, for which there were no material changes or waivers in 2004. Copies of the Code of Business Conduct and Ethics, our Corporate Governance Guidelines, as well as charters for our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, which comply with the corporate governance rules of New York Stock Exchange, are available on our website www.iowatelecom.com. In addition, a copy of such documents will also be made available to our shareholders upon request by contacting our investor relations department by calling (641) 787-2089 or through an e-mail request from our website at www.iowatelecom.com.

PART I.

ITEM 1. Business

Company Overview

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa, serving over 440 communities across the state. We are the second largest local exchange carrier in Iowa and estimate that we are the fifteenth largest in the United States. We operate 294 telephone exchanges as the incumbent or “historical” local exchange carrier and are currently the sole telecommunications company providing wireline services in approximately 86% of the communities we serve. Together with our competitive local exchange carrier subsidiary, we provide services to approximately 267,000 access lines in Iowa.

Our core businesses are local telephone service and the provision of network access to other telecommunications carriers for calls originated or terminated on our network. These businesses generated 78% of our total revenues for the year ended December 31, 2004. Our stable market and subscriber base, predictable capital expenditure requirements and our rural customers’ high degree of reliance on basic wireline services have produced consistent financial results. In 2004 we recorded revenues of $228.1 million, net income from operations of $14.2 million, and Adjusted EBITDA (as defined in Item 6, Selected Financial Data) of $137.9 million.

In addition to our basic local service and network access businesses, we provide long distance service, dial-up and DSL Internet access and other communications services. Our strong incumbent market position gives us a platform to cross-sell these additional services to our customers. From 2002 to 2004, the growth in revenue from these additional services contributed to an increase in our average annual revenue per access line from $737 to $830 excluding the $7.1 million of revenues collected subject to refund in prior years that were recognized in 2004. In 2002, as part of our strategy of pursuing low-cost growth beyond our current service area, we began to compete for customers in adjacent markets in Iowa through our competitive local exchange carrier subsidiary, Iowa Telecom Communications, Inc. (“ITC”).

We believe we are building strong consumer loyalty and brand recognition by providing superior, locally-focused customer service and maintaining strong ties to our rural communities. Our stable customer base, combined with the higher costs of offering competitive wireline services, leads to limited competition in rural regions compared to most urban areas.

Our History

In the late 1990’s, several of the Regional Bell Operating Companies and other large telecommunications companies, such as GTE Midwest Incorporated, decided to sell many of their rural assets. Many of these large providers had decided to focus investment capital and resources on their urban markets and national wireless and business service operations, rather than on their rural markets, which we believe were historically underserved by the large providers. We concluded that GTE Midwest Incorporated’s divestiture of its rural Iowa operations presented an attractive opportunity to improve the financial performance of this business by improving existing networks, offering customers additional services and providing high quality, locally focused customer service. We were incorporated under the laws of the State of Iowa in 1999. We began business on June 30, 2000 when we acquired the Iowa operations of GTE Midwest Incorporated. Our common stock began trading on the New York Stock Exchange on November 18, 2004 under the trading symbol “IWA.”

Our Strengths

Leading Market Position and Strong Local Brand. We are the largest provider of wireline telecommunications services to rural communities in Iowa. Through our locally focused customer care, community presence and range of quality service offerings, we believe we are developing a strong brand identity that solidifies the loyalty of our customer base. We estimate our market share to be approximately 93% of residential lines and 81% of business lines in the communities we serve. In addition, we are the sole telecommunications company currently providing wireline services in approximately 86% of our communities, which further contributes to our stable cash flows. Our strong incumbent market position also allows us to pursue increased revenue per access line by cross-selling additional services to existing subscribers, including by offering integrated packages, or bundles, of local, long distance and Internet service on a single monthly customer bill.

Favorable Rural Telecom Market Characteristics. In contrast to telecommunications providers in major metropolitan areas, we experience only limited wireline competition in most of our markets. The low customer density of our service area, our high percentage of residential subscribers (approximately 76%), and our strong local presence generally make it more difficult for competitors to enter our communities in comparison to metropolitan areas. There are currently no national cable or wireline operators providing voice services in our incumbent local exchange carrier markets, and we currently face measurable competition from wireline competitive local exchange carriers in approximately 40 of the 425 communities our incumbent local exchange carrier operations serve.

Successful Introduction of New Businesses. Since the GTE Midwest Incorporated acquisition, we have substantially expanded our toll, or long distance, services and have successfully introduced dial-up and DSL Internet access as profitable new businesses. From 2002 to 2004, the revenue growth from these additional services contributed to an increase in our average annual revenue per access line from $737 to $830 excluding the $7.1 million of revenues collected subject to refund in prior years that were recognized in 2004.

Concentrated Geographic Service Region. Unlike many mid-sized rural local exchange carriers that operate in several states across disparate geographies, over 99% of the customers we serve are located in rural communities in a single state. Virtually all of our services are offered in an area that is 20,000 square miles in size, and each of our switching centers is within 30 miles of another of our switching centers. This geographic concentration allows us to efficiently manage our network operations and to cost-effectively generate a local brand identity, and also leads to a higher degree of customer contact. Our single-state focus also raises our profile in Iowa and spares us the complexity, cost and unpredictability of operating under multiple state regulatory regimes.

Limited Risk from Potential Regulatory Change. We believe that our incumbent local exchange carrier is less vulnerable than other rural local exchange carriers to potential regulatory changes, including changes in federal support for universal service and in the rules governing federal interstate access services. Many rural local exchange carriers rely to a significant extent on universal service support, particularly in the form of “high cost loop support” that subsidizes the costs of providing local rural telephone service. By contrast, due to current federal high cost support formulae and GTE’s historical regulatory status, we currently do not receive high cost loop support. In addition, most rural local exchange carriers operate under an intercarrier compensation mechanism that enables them to charge network access rates higher than ours. Our financial performance has been achieved while operating under the Federal Communication Commission’s (the “FCC’s”) CALLS Order, which required us to reduce access rates below those charged by most other rural local exchange carriers.

Experienced Leadership. Our senior management team has been responsible for executing our strategies and developing our business since the GTE acquisition. This team averages more than 20 years of telecommunications or other public utility experience, and has a demonstrated track record of acquiring, integrating and operating telecommunications and public utility companies. We are led by Alan L. Wells, our President and Chief Executive Officer, who has 23 years of experience in the telecommunications and electric and gas utility industries. Our entire senior management team is located in Iowa.

Our Strategy

Our objective is to continue to strengthen our position as a leading provider of telecommunications services, focusing primarily on non-metropolitan markets in the Midwest. To achieve this goal, we intend to pursue the following strategies:

•	Maintain Stable Cash Flows from Operations and Disciplined Capital Spending. We have a diverse residential and business customer base that produces a recurrent revenue stream and predictable cash flows. Despite fluctuating economic conditions over the past three years, we have generated stable and improving revenues. We intend to maintain our financial performance by continuing to grow revenue and improve operating efficiency throughout our businesses. We make disciplined capital expenditure decisions, focusing on investments made for cost structure improvement, profit generation and of high quality service.

•	Leverage and Enhance Local Presence and Customer Loyalty. We have a strong commitment to local presence and customer relationships. Since the GTE Midwest Incorporated acquisition in 2000, we have established in-state support operations including 16 customer offices and three customer contact centers, which perform functions that historically had been performed from out-of-state locations. We have also created a community relations staff dedicated to maintaining relationships with local leaders and civic organizations. As a result of these and other initiatives, we believe Iowa Telecom has developed a brand identity as a responsive, locally oriented service provider. We intend to use this strong reputation to maintain our competitive market position, cross-sell additional services to our current subscribers and expand our existing customer base. In the 2004 Telecom Survey Report the Iowa Utilities Board estimated that in communities where we face competition from alternative local service providers, we have maintained estimated average market wireline shares of 85% of residential lines and 67% of business lines.

•	Increase Revenue per Access Line by Selling Additional and Enhanced Services. We actively market toll, or long distance, service, dial-up and DSL Internet access and enhanced local services (such as call waiting, caller ID and voice mail) to our local customers as bundled services billed on the same monthly statement the customer receives for basic local service. We have demonstrated increasing success in cross-selling these services to our customer base. The following table shows the average revenue per access line from these additional services for the years ended December 31, 2002, 2003 and 2004:

	Average Revenue Per Access Line (1)
	Year Ended December 31,
Service	2002	2003	2004
Toll (long distance)	$75	$82	$87
Dial-up Internet	23	31	41
DSL	6	11	21
Enhanced local services	18	21	24

Total	$122	$145	$173

(1)	Average revenue per access line is computed by dividing the total revenue for the specified service for the period by the average of the access lines at the beginning of the period and the end of the period.

We intend to pursue increased sales of these services to our existing customers and, where appropriate, to test the introduction of new enhanced services.

•	Prudent Expansion of Service Area Through our Competitive Local Exchange Carrier Subsidiary. We intend to leverage our strong local presence, superior customer service and economies of scale to pursue customers in markets adjacent to our rural local exchange carrier markets through our competitive local exchange carrier subsidiary, ITC. We plan to continue this strategy by seeking growth opportunities on a low-cost, selective basis. As of December 31, 2004, our total investment in ITC was $3.3 million. In 2005, we plan to maintain this very limited investment approach as we continue to grow our competitive local exchange carrier business.

•	Grow Through Selective Strategic Acquisitions. We intend to continue pursuing a disciplined process of evaluating select acquisitions of access lines from Regional Bell Operating Companies and other rural local exchange carriers, as well as evaluating acquisitions of providers of businesses complementary to ours, such as dial-up and DSL Internet access services. Over the past several years, Regional Bell Operating Companies have divested a significant number of access lines nationwide and are expected to continue these divestitures in order to focus on larger markets. We also believe there may be attractive opportunities to acquire rural local exchange carriers, which will likely consolidate as competitive pressures intensify. In Iowa alone, there are approximately 150 rural local exchange carriers serving a fragmented market representing approximately 230,000 access lines. One of our key acquisition criteria will be the potential of any proposed transaction to permit increased dividends on our common stock.

Products, Services and Revenue Sources

We are a rural local exchange carrier providing a range of services to residential and business customers in over 440 communities throughout Iowa through our local exchange carrier and our competitive local exchange carrier subsidiary. Approximately 76% of our access lines serve residential customers and 24% serve business customers. We generate revenues by providing our customers:

•	local services, which include basic local telephone service and enhanced local services like voice mail, caller ID and call forwarding;

•	network access services to interexchange carriers for the origination and termination of interstate and intrastate long distance phone calls on our network;

•	toll (also known as long distance) services; and

•	other services and sales, including dial-up and DSL Internet access.

We complement our basic local telephone services by actively marketing products including enhanced local services, long distance services and dial-up and DSL Internet access, all under the Iowa Telecom brand. We believe that our ability to cross-sell to our customer base in this way is bolstered by the fact that we are the sole local telecommunications provider in approximately 86% of the communities we serve.

The following table shows our revenues and sales for each of the years ended December 31, 2002, 2003 and 2004 by category of service, in dollar terms and as a percentage of total revenues and sales:

	Year Ended December 31,
	2002		2003		2004(1)
	Amount	Percent	Amount	Percent	Amount	Percent
Local services	$71,427	35%	$70,231	34%	$82,778	36%
Network access services	91,854	45	91,031	44	94,957	42
Toll services	20,525	10	21,695	11	23,167	10
Other services and sales	19,513	10	22,552	11	27,217	12

Total revenues and sales	$203,319	100%	$205,509	100%	$228,119	100%

(1)	Local services revenue for the year ended December 31, 2004 includes the recognition, as a result of our rate settlement agreement with the Iowa Utilities Board in April 2004, of $7.1 million of revenue that we had collected in prior periods subject to refund. Excluding the prior period revenue, the percent of total revenues and sales for the year ended December 31, 2004 attributable to local services, network access services, toll services and other services and sales was 34%, 43%, 11%, and 12%, respectively.

Local Services

Basic Local Service. Basic local service, which is the key to our historically stable revenues and cash flow, enables customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. The maximum amount that we may charge for basic local service is determined by the Iowa price regulation plan under which we operate. As is customary in the telecommunications industry, we charge our business customers somewhat higher rates than our residential customers. In 2003, the average of our monthly rates for residential service was $12.15, and for business service was $25.09. As a result of a settlement agreement with the Iowa Utilities Board regarding a rate proceeding involving our incumbent local exchange carrier, effective April 23, 2004, our monthly charge for basic local service became $16.60 for residential customers and $32.09 for business customers in all of our exchanges. Effective January 17, 2005, our monthly charges for basic local services became $16.98 for residential customers and $32.98 for business customers pursuant to an inflationary increase allowed under the existing Iowa statutory price regulation plan. These rates are exclusive of Extended Area Services (EAS), a mandatory expanded calling service to selected nearby communities at a flat monthly rate which is also considered to be a basic monthly service.

Enhanced Local Services. In addition to subscribing to basic local telephone services, our customers may choose from a variety of enhanced or non-basic communications services. These include call waiting, call forwarding, caller ID, voice mail and three-way calling and are billed on the customer’s monthly bill for basic local service. We have pricing flexibility for such services, although under our Iowa price regulation plan we may not increase our prices for some regulated enhanced local services by more than 6% on a revenue-weighted basis in any twelve-month period. Offering such services to local customers through bundled service packages is an important part of our strategy to increase average revenue per subscriber. Our average monthly revenues from these services was $2.04 per line in 2004, a 19% increase over 2003.

Future Deregulation of Basic and Enhanced Local Services. As more fully discussed under Item 1, “Regulation—State Regulation”, in accordance with new statutory provisions enacted on March 15, 2005, after July 1, 2005 we may elect to deregulate our retail charges for all of our business and residential local exchange services except single line flat-rated basic local residential and business service and extended area service. Our monthly charge for single line flat-rated basic local residential service could be raised by up to $1.00 per twelve-month period between July 1, 2005 and June 30, 2008, but could not exceed $19.00, exclusive of regulatory charges, extended area service charges, taxes and other fees, prior to July 1, 2008. Our monthly charge for single line flat-rated basic local business service could be raised by up to $2.00 per twelve-month between July 1, 2005 and June 30, 2008, but could not exceed $38.00, exclusive of regulatory charges, extended area service charges, taxes and other fees, prior to July 1, 2008.

Our monthly charges for single line flat-rated basic local residential and business service will be deregulated on July 1, 2008 unless the Iowa Utilities Board decides to extend its jurisdiction over those services for a period not to exceed two years, during which period we could increase our monthly charges for single line flat-rated basic local residential and business service by up to $2.00 per year in addition to an increase to reflect the annual rate of inflation.

In addition, during each twelve-month period between July 1, 2005 and June 30, 2008 or, if the Iowa Utilities Board elects to extend its jurisdiction, June 30, 2010, our monthly charges for single line flat-rated basic local residential and business service could be further increased to reflect the annual rate of inflation, and could be modified by the Iowa Utilities Board to reflect exogenous factors beyond our control.

Network Access Services

We bill access charges to other carriers for the use of our facilities to terminate or originate long distance calls on our network. These fees relate to interexchange long distance, or toll calls, that involve more than one company in the provision of the service. Network access charges compensate us for the services we provide to other carriers for completing toll calls for our customers.

We generate network access revenues under two jurisdictions. We generate intrastate access revenues for providing either switched or special access services when an intrastate long distance call is placed or received by a customer in one of our exchanges, to or from another party located in Iowa. The other carrier pays us an intrastate access charge, the level of which is regulated and approved by the Iowa Utilities Board. We generate interstate access revenues for providing either switched or special access services when an interstate long distance call is originated or terminated by a customer calling from one state to a customer in another state and one of the parties is a local service customer of ours. We bill interstate access charges in the same manner as we bill intrastate access charges; interstate access charges are regulated and approved by the FCC.

Additionally, we bill subscriber line charges, or SLC’s, to substantially all of our end user customers for access to the public switched network. The monthly subscriber line charges are regulated and approved by the FCC.

We also bill wireless carriers for certain traffic transport and termination services unrelated to intrastate or interstate access service. These charges are governed by interconnection agreements with such wireless carriers.

Toll Services

We began offering toll, or long distance, services in July 2000 and have increased our revenues from this business to $23.2 million in 2004 through sales to our established customer base. We have leveraged our strong customer relationships and single billing approach to achieve this revenue growth with minimal need for additional capital expenditures. The following table shows our number of toll service subscribers as of the date shown:

Subscribers as of December 31,
2002	2003	2004
93,900	110,400	135,800

We market long distance service under our Iowa Telecom brand name, but we provide service through resale arrangements we have with Iowa Network Services, Inc. and another carrier. Long distance revenues are earned as our long distance customers place calls, with charges generally based on the length of the call and the applicable per-minute rate. Some customers pay a fixed minimum monthly charge for our long distance service independent of calls actually made. In order to offer attractively priced options to our customers, we often bundle long distance service with our local services, dial-up and DSL Internet access offerings.

Other Services and Sales

This revenue source consists largely of our dial-up and DSL Internet access services.

Immediately following the GTE Midwest Incorporated acquisition, we began offering dial-up Internet access, which GTE Midwest Incorporated had not previously made available. At the time of the acquisition we committed to the Iowa Utilities Board to provide dial-up Internet service in all of our markets by December 31, 2000, and within our first six months of operations we offered dial-up access in all of our exchanges.

We began offering DSL Internet access service in a few markets in late 2001. As of March 24, 2005, we have DSL equipment installed in 255 exchanges. We estimate that we are currently capable of providing DSL Internet access service to approximately 70% of our access lines. Approximately 25% of our access line customers also subscribe to our dial-up or DSL Internet service. The following table shows our number of dial-up and DSL Internet access service subscribers as of the dates shown.

	Subscribers as of December 31,
Service	2002	2003	2004
Dial-up Internet	35,800	49,700	51,500
DSL	3,300	6,800	15,600

Total	39,100	56,500	67,100

Competitive Local Exchange Carrier Services

We currently provide competitive local exchange carrier services through our wholly-owned subsidiary, ITC. ITC offers a broad range of traditional and enhanced wireline communications services to business and residential customers in 18 exchanges throughout Iowa, serving approximately 15,200 total access lines as of December 31, 2004. We view our competitive local exchange carrier business as a cost-effective way to leverage our Iowa Telecom brand and corporate infrastructure in pursuit of customer acquisitions in markets adjacent to those served by our incumbent local exchange carrier operations. Our primary strategy has been to target contiguous rural markets that historically have been underserved and subject to minimal competition. In these markets, we can compete cost effectively through our interconnection agreements with the incumbent provider, pursuant to which we may lease lines on a “wholesale” basis.

We have historically entered selected exchanges by utilizing a low-risk unbundled network element platform. This entry strategy permitted us to use the incumbent carrier’s existing loop and switches and thus required minimal upfront capital investment on our part. Although the FCC has revised the rules that govern the availability of the unbundled network element platform, we believe we can continue to profitably provide competitive local exchange services as a result of a new contractual arrangement in January 2005 with the incumbent provider for switching services and leased lines. Our current contracted rates range from $17.46 to $18.99 per line per month. We will consider installing owned communications equipment in a community only after we have achieved sufficient scale and such investment can be cost effective.

ITC began operations in February 2002, and as of December 31, 2004 served approximately 4,300 business and 10,900 residential access lines. ITC currently accounts for 5.7% of Iowa Telecom’s total access lines. In 2004, ITC had revenues of $5.5 million and a net operating loss of $1.4 million. As of December 31, 2004, our total investment in ITC was $3.3 million. The cost to expand our competitive local exchange carrier operations is predominantly comprised of variable expenses such as marketing and sales expenses, which allows us to more readily control the level of cash flow required to support expansion of this business and provides the opportunity to lower spending levels if necessary. In 2005, we plan to maintain this very limited investment approach as we continue to grow our competitive local exchange carrier business.

Sales and Marketing

We have established a sales and marketing organization that centralizes marketing strategies and deploys sales and customer services resources locally. We have a dedicated sales force for business customers and have opened 16 local offices at which customers can contact us in person to address their needs.

We believe that customers in rural communities are concerned with the fact that historically they have had access to less sophisticated telecommunications products and services than consumers in urban locations. We believe these concerns have increased in recent years as advanced telecommunications services, such as readily available broadband Internet access, have come to be seen as essential to economic growth. We believe that residential and business end-users will be more likely to increase the use of our products and services if we are perceived as a locally managed provider, committed to delivering advanced telecommunications services to the communities we serve.

To address our customers’ needs, we have established in-state support operations including 16 customer offices and three customer contact centers. These functions historically had been provided from out-of-state locations. These customer offices and contact centers provide us with a significant degree of customer contact, thereby affording us an opportunity to offer and sell additional and enhanced services to our subscribers. In addition, we have created a community relations department whose purpose is to maintain an ongoing relationship with community leaders and organizations throughout our service area, with a view to developing Iowa Telecom’s brand identity as a responsive, locally oriented provider. We believe this reputation also enhances our potential to cross-sell additional services to our existing subscriber base.

We have also begun to market local telephone services in attractively priced bundled packages including long distance, enhanced local services and dial-up and DSL Internet access services. We believe bundled services are popular with customers because they permit the purchase of a number of services at a discount to the pricing that would be available on an individual service basis. We intend to expand this marketing strategy, which we expect will increase average revenue per access line. We also believe that integrated packages of quality services result in a more loyal and satisfied customer base, thereby reducing subscriber turnover.

Competition

Local Service. We currently face measurable competition from other providers of local services in approximately 40 of the 294 exchanges our incumbent local exchange carrier serves. We believe that in 37 of these exchanges, independent local exchange carriers operating in adjacent exchanges and municipal utilities have constructed networks to provide competitive local exchange carrier services to customers in our exchanges. In other exchanges, competitive local exchange carriers are reselling our services or using their own facilities in combination with ours to provide telecommunications services. We estimate that our largest competitive local exchange carrier competitor serves approximately 5,000 lines in 10 of the exchanges in which we are the incumbent local exchange carrier. We estimate that our second largest competitive local exchange carrier competitor serves approximately 3,500 lines in three of the exchanges in which we are the incumbent local exchange carrier, and that our remaining competitive local exchange carrier competitors serve an average of fewer than 1,000 lines per exchange in four or fewer exchanges in which we are the incumbent local exchange carrier. In the 2004 Telecom Survey Report, the Iowa Utilities Board estimates that our market share in the communities where we face competition from competitive local exchange carriers, considered as a group, is 85% of residential lines and 67% of business lines. When all of the communities we serve are considered, our market share has been estimated by the Iowa Utilities Board to be 93% of residential lines and 81% of business lines.

In November 2004, an organization called “Opportunity Iowa” was formed to encourage municipalities to build their own fiber to the home communications networks. The Iowa Legislature is currently considering legislation that would provide procedural safeguards to ensure that citizens can make informed decisions when voting on referenda necessary to approve such ventures. We cannot predict the likelihood or extent of success of Opportunity Iowa, the likelihood of passage of pending legislation, or the effect of such legislation on Opportunity Iowa or on our business.

Wireless and Emerging Technology Competition. We estimate that wireless service providers served approximately 1.34 million subscribers in Iowa as of December 2003, based on the most recent FCC data available and wireless industry national subscriber growth estimates. We expect that wireless providers will continue to provide services that compete with ours. Technological developments in cellular telephone features, personal communications services, telephone services over cable television systems, satellite, voice over Internet protocol, high-speed fiber optic networks and other technologies will continue to provide our customers with alternatives to the traditional local telephone services we provide.

Iowa Communications Network. The Iowa Communications Network is a state-owned communications network consisting of more than 3,000 miles of fiber optic cable extending into all 99 Iowa counties and capable of providing a variety of voice, data and video communications services. The Iowa Communications Network currently provides certain voice, data and video communications services to authorized educational and governmental institutions, including accredited public and private schools and colleges, public libraries, state and federal agencies and the United States Post Office, and to authorized hospitals and physician clinics. Current state law does not allow the Iowa Communications Network to provide its services to other public or private entities and prohibits the sale, lease, or other disposition of the Iowa Communications Network without prior authorization of a majority of each house of the Iowa legislature and approval by the governor. The Iowa legislature has previously considered modifying state law to allow for sale of the Iowa Communications Network to a private party but has not done so.

Our Competitive Local Exchange Carrier Subsidiary. Our competitive local exchange carrier subsidiary, ITC, provides services in 18 of Qwest’s Iowa exchanges. ITC generally offers the same local exchange services as those offered by Qwest and provides DSL Internet access service in 13 of the 18 exchanges, using either Qwest’s wholesale service or owned facilities.

Long Distance. We face significant competition in the long distance market. There are more than 80 interexchange carriers and a substantial number of local exchange carriers providing long distance service in Iowa. AT&T, Sprint, and MCI currently are the other major long distance providers in our service territory. We believe that wireless service also competes with the traditional wireline long distance service that we provide. Although the long distance market is competitive, we believe we are in a good position relative to our competitors given our local presence, strong brand and ability to offer both long distance and local services in a single bill. Approximately 50% of our local access lines are also subscribed to one of our long distance services.

Dial-up and DSL Internet Access. In many markets we face competition from other dial-up and broadband Internet access service providers. Many such dial-up competitors are neighboring incumbent local exchange carriers, small proprietors with service in only a few communities or, in some circumstances near larger Iowa communities, national providers such as America Online and the Microsoft Network. In some of our markets, broadband competition exists from cable television providers (principally Mediacom Communications), wireless broadband providers using non-licensed spectrum and competitive local exchange carriers that either have their own facilities or have collocated DSL equipment in our central offices. We believe our ability to sell dial-up or broadband services on a bundled basis with local and long distance service enhances our competitive position for continued growth in sales of dial-up and DSL Internet access service sales.

Customers

Our incumbent local exchange carrier operates 294 local telephone exchanges in 425 largely rural communities. Our business is largely concentrated in the eastern and southern portions of Iowa. According to the 2000 U.S. Census, our service area includes four communities with a population over 9,000; ten communities with a population between 5,001 and 9,000; 26 with a population between 2,000 and 5,000; and more than 385 with a population under 2,000. The largest five communities in our service area in Iowa are (2000 population figures in parentheses): Newton (15,579); Pella (9,832); Fairfield (9,509); Grinnell (9,105); and Mount Pleasant (8,751). These five communities represent approximately 15% of the access lines we serve.

Approximately 76% of our incumbent local exchange carrier access lines serve residential customers. We do, however, provide service to several large businesses in our service area, including Maytag Corporation (headquartered in Newton), Pella Corporation (headquartered in Pella) and Vermeer Manufacturing Company (also headquartered in Pella). In addition, Grinnell and Pella are the respective homes of four-year universities, Grinnell College and Central College. No single local service customer represented more than 5% of our revenues from 2002 to 2004.

As a competitive local exchange carrier, we operate in 18 local telephone exchanges with an aggregate population of 245,000 or approximately 8.4% of the state’s population. According to the 2000 U.S. Census, our

CLEC service area includes 10 communities with a population over 10,000 and six communities with a population between 5,001 and 10,000. The largest five communities served by our competitive local exchange carrier are (2000 population figures in parentheses): Clinton (27,772); Ankeny (27,117); Burlington (26,839); Marshalltown (26,009); and Ottumwa (24,998). These five communities represent approximately 42% of the total access lines in our competitive local exchange carrier markets. Approximately 72% of the access lines in our competitive local exchange carrier markets serve residential customers.

No customer accounted for more than 10% of our revenues from 2002 through 2004.

Network Facilities

All of our exchanges are served by digital switches that we own, the majority of which were manufactured by Nortel Networks. All of our switches are capable of providing one-plus equal access for long distance service and are linked through a combination of aerial, underground and buried cable, including approximately 2,750 miles of fiber optic cable. Most of our primary network routes have been upgraded from copper to fiber optic cable. The advantages of fiber optic cable compared to copper facilities are greater capacity and flexibility and enhanced transmission quality and reliability. Our network operations and monitoring services are provided on a contract basis by Iowa Network Services, Inc., which also provides those services for its own network and for other local exchange carriers in Iowa. Automated alarm systems are in place to alert us to problems with our facilities, and our own technicians are on call to make any necessary repairs to the network.

The network facility upgrades we have completed since the GTE Midwest Incorporated acquisition include the following:

•	We have migrated most of the interexchange communications traffic originating from or terminating to our switches onto our own network facilities, reducing costs paid to third parties and increasing our network access charge revenues.

•	We have reduced the number of access lines utilizing analog carrier technology from approximately 4,600 to 1,600. Analog carrier line is not fully compatible with advanced telephone services such as high-speed Internet.

•	We have deployed voice-mail services to an additional 39 exchanges. We are now able to offer voice-mail services to 42 exchanges and 49,700 customers.

•	We have deployed DSL Internet access service to 255 exchanges as of March 24, 2005. We believe approximately 70% of our access lines are now DSL eligible.

•	We have built a widespread data network to support our dial-up and DSL Internet access services customers.

Our 2004 network improvement plan was approved by the Iowa Utilities Board on May 10, 2004. Pursuant to this plan, during 2004 we further transformed our network switching platform and distribution facilities, including our local loops and our facilities for interoffice transport, to better support the advanced communications needs of our subscribers. Our network improvement plan for 2005 through 2007 became effective on January 30, 2005. The additional revenues made available by the settlement of our rate proceeding in April 2004 will fund our network improvement plans and will allow us to accelerate the rate at which we deploy DSL and other broadband services, replace analog carrier technology, upgrade switching platforms, install fiber, and otherwise support and deploy new voice and data services.

Employees

We employ approximately 650 full-time employees, all of whom are based in Iowa. A total of approximately 425 employees are located at our headquarters in Newton, Iowa and our operations center in Grinnell, Iowa.

We have a collective bargaining agreement with the Communications Workers of America, or CWA, which covers approximately 189 of our employees and expires in June 2007. We also have a collective bargaining agreement with the International Brotherhood of Electrical Workers, or IBEW, which covers approximately 25 of our employees and expires in June 2009. There have been no work stoppages or strikes by our IBEW and CWA employees in the past 10 years, and we consider our employee relations to be good.

Intellectual Property

We believe we have the trademarks, trade names and licenses that are necessary for the operation of our business as we currently conduct it. The Iowa Telecom logo is a registered trademark in the United States. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

Regulation

The following summary does not describe all present and proposed federal, state and local legislation and regulations affecting us or the telecommunications industry. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proceedings that could change the manner in which we or our industry operates. Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time. Regulation can change rapidly in the telecommunications industry, and such changes may have an adverse effect on us in the future. Our business is subject to extensive regulation that could change in a manner adverse to us.

Overview

We are subject to federal, state and local government regulation. We hold various authorizations for our service offerings. At the federal level, the FCC has jurisdiction over common carriers, such as us, to the extent that their facilities are used to originate, terminate or provide interstate and international telecommunications services. The Iowa Utilities Board exercises jurisdiction over our intrastate telecommunications services within Iowa. The Missouri Public Service Commission exercises similar jurisdiction over the intrastate telecommunications services we provide to a small number of customers in Missouri. In addition, under the Telecommunications Act of 1996, or the Telecom Act, federal and state regulators share responsibility for regulating such matters as interconnection between carriers. Municipalities and other local government agencies regulate certain aspects of our business, such as our use of public rights-of-way, and by requiring that we obtain construction permits and comply with building codes.

The following description discusses some of the major telecommunications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may influence our business. When we refer to “our incumbent local exchange carrier,” we mean Iowa Telecommunications Services, Inc. When we refer to “our competitive local exchange carrier,” we mean our subsidiary Iowa Telecom Communications, Inc.

Federal Regulation

We are subject to, and must comply with, the federal Communications Act of 1934, as amended (the “Communications Act”). Under the Communications Act, we must obtain FCC approval before we transfer control of our company, assign, acquire, or transfer licenses or authorizations issued by the FCC or before we discontinue our interstate service in any area.

Access Charges. The FCC regulates the prices that incumbent local exchange carriers charge for the use of their local networks in originating or terminating interstate and international transmissions. State regulatory commissions, such as the Iowa Utilities Board, regulate prices for access provided in connection with the origination and termination of intrastate transmissions. The prices that we and other incumbent local exchange carriers charge for use of local telephone networks to complete interexchange calls—access services—are called “access charges.”

We provide two types of access services, special access and switched access. The rates for special access, which is provided via dedicated circuits connecting long distance carriers, other carriers and certain end users to our network, are structured as flat-rate monthly charges. Rates for switched access are structured as a combination of flat-rate monthly charges, which are paid by end users, and per-minute traffic sensitive charges, which are paid by long distance carriers. A significant amount of our revenues comes from access charges derived from both intrastate and interstate and international transmissions.

Since 1991, the FCC has administered a system of price cap regulation for interstate access charges applicable to the largest incumbent local exchange carriers, as well as for any other, smaller incumbent local exchange carriers that choose to be subject to price cap regulation. Our incumbent local exchange carrier has operated under the price cap regime since July 2000 as a result of our acquiring GTE Midwest Incorporated’s Iowa exchanges and succeeding to GTE’s obligations to price its access charges in accordance with price cap regulation. We believe our incumbent local exchange carrier is the smallest carrier in the nation operating under the FCC’s price cap rules.

Since July 1, 2000, our incumbent local exchange carrier’s interstate access charges have been established in accordance with an order adopted by the FCC in response to a proposal put forth by members of The Coalition for Affordable Local and Long Distance Service (“CALLS Order”). The CALLS Order reformed access charge regulation for carriers subject to price caps. It implemented a system for reducing per-minute traffic sensitive rates for switched access services to specific target levels that the FCC believed more closely approximated the cost of providing those services. We met the target rates for switched access in our access charge filings made with the FCC in July 2001. In September 2003, the FCC permitted our incumbent local exchange carrier to increase our rates for switched access to more closely reflect our forward-looking economic costs.

The CALLS Order also permitted us to recover a greater proportion of our local costs by increasing the subscriber line charge levied on end users. In June 2002, the FCC adopted an order that permitted all price cap-regulated carriers, including us, to increase subscriber line charges to their current levels.

Our incumbent local exchange carrier files tariffs for its interstate access charges with the FCC annually. Our 2004 filing became effective on July 1, 2004 without objection.

In addition to the access charge system, our incumbent local exchange carrier also is subject to the requirements of the Communications Act and the FCC that impose on local telecommunications carriers a duty to establish reciprocal compensation arrangements for the transport and termination of non-toll telecommunications between telecommunications carriers. See “—Interconnection with Local Telephone Companies and Access to Other Facilities.” Under these rules, the calling party’s carrier must compensate the called party’s carrier for costs associated with transporting and terminating the call.

In April 2001, the FCC released a Notice of Proposed Rulemaking to determine whether to adopt a unified regime that would apply to all of these intercarrier compensation arrangements; such a regime could be a successor to the five-year transitional access charge system established by the CALLS Order. In October 2004, we joined with eight other carriers, collectively known as the Intercarrier Compensation Forum, to file a specific reform proposal in that FCC proceeding. In March 2005, the FCC released a Further Notice of Proposed Rulemaking seeking comment on this proposal, as well as plans submitted by other organizations and coalitions, in the coming months. The outcome of the FCC’s proceedings is uncertain, but it could result in significant changes to the way in which we receive compensation from other carriers and our end users. At this time, we cannot estimate whether the FCC or Congress will reform the current system or, if so, whether and to what extent any changes will affect our incumbent local exchange carrier’s or our competitive local exchange carrier’s access charge revenues and other reciprocal compensation receipts and payments.

Our competitive local exchange carrier also charges for interstate access in accordance with FCC requirements. These rules allow us to set our competitive local exchange carrier’s rates at the current National Exchange Carrier Association rates for switched access, excluding the rate for carrier common line charges.

The Telecommunications Act of 1996. The Telecom Act, which amended the Communications Act, changed and will continue to change the regulatory and competitive landscape in which we operate. The most important of these changes are removing most legal barriers to market entry into local telephone services; requiring that incumbent local exchange carriers, such as our incumbent local exchange carrier, interconnect with competitors and offer unbundled network elements; establishing procedures for the Regional Bell Operating Companies to provide long distance services within their home regions; and creating greater opportunities for competitive providers, such as our competitive local exchange carrier, to compete with other incumbent local exchange carriers. Each of these changes is discussed below.

Removal of Entry Barriers. Following the passage of the Telecom Act, the level of competition in the local markets served by our incumbent local exchange carrier has increased and is expected to increase. See “Business—Competition.” The requirements of the Telecom Act also effectively remove or prevent legal barriers to market entry and thereby permit our competitive local exchange carrier to provide competitive local exchange service in Iowa.

Interconnection with Local Telephone Companies and Access to Other Facilities. The Telecom Act imposes several requirements on all local exchange carriers, including competitive local exchange carriers, with additional requirements imposed on incumbent local exchange carriers. These requirements are intended to promote competition in the local exchange market by, in part, ensuring that a carrier seeking interconnection will have access to the interconnecting carrier’s network functionalities under reasonable rates, terms and conditions.

All local exchange carriers, including both our incumbent local exchange carrier and our competitive local exchange carrier, must comply with the following requirements:

•	Resale. Local exchange carriers generally may not prohibit or place unreasonable restrictions on the resale of their local services at retail rates.

•	Telephone Number Portability. Local exchange carriers must provide for telephone number portability, allowing a customer to keep the same telephone number even when switching service providers.

•	Dialing Parity. Local exchange carriers must provide dialing parity, which allows customers to route their calls to another local service provider without having to dial special access codes.

•	Access to Rights-of-Way. Local exchange carriers must provide access to their poles, ducts, conduits and rights-of-way on a reasonable, nondiscriminatory basis.

•	Reciprocal Compensation. Each local exchange carrier on whose network a call originates must reasonably compensate each telecommunications carrier on whose network the call terminates.

Under the Telecom Act, all incumbent local exchange carriers, including our incumbent local exchange carrier, have the following additional obligations except for certain exempt “rural telephone companies”:

•	Duty to Negotiate. Negotiate in good faith with any carrier requesting interconnection.

•	Interconnection. Provide interconnection for the transmission and routing of telecommunications at any technically feasible point in the network, equal to interconnection provided to an affiliate or other party, and on just, reasonable and nondiscriminatory rates, terms and conditions.

•	Unbundling of Network Elements. Provide nondiscriminatory access to unbundled network elements or combinations of unbundled network elements at cost-based rates.

•	Resale. Offer its retail local telephone services to resellers at a wholesale rate that is less than the retail rate charged to end users.

•	Notice of Changes. Provide notice of changes in information needed for another carrier to transmit and route services using the incumbent local exchange carrier’s facilities.

•	Collocation. Provide physical collocation, which allows competitive local exchange carriers to install and maintain their own network termination equipment in incumbent local exchange carriers’ central offices, or to obtain functionally equivalent forms of interconnection.

Our incumbent local exchange carrier is a “rural telephone company,” as defined by the Communications Act. In 1997, however, the Iowa Utilities Board removed the rural telephone company exemption applicable to what were then GTE Midwest Incorporated’s Iowa exchanges.

The Telecom Act affords small local exchange carriers (those with less than two percent of the nation’s access lines) the opportunity to petition the state regulatory agency for suspension or modification of any of the requirements imposed on local exchange carriers. In March 2004, we filed with the Iowa Utilities Board a request for permission to delay implementation of local number portability and thousand block number pooling in certain switch locations. On September 17, 2004, the Iowa Utilities Board extended the deadline for Iowa Telecom to complete its implementation of local number portability to December 31, 2007 and extended the deadline for Iowa Telecom to complete its implementation of thousand block number pooling to May 2008. Our incumbent local exchange carrier has not otherwise requested any suspension or modification of, and we believe we are otherwise in compliance with, all other interconnection requirements of the Telecom Act.

As of December 31, 2004, our incumbent local exchange carrier had 31 active interconnection agreements in force with wireline competitive local exchange carriers, one of which is approaching termination and may be renegotiated, two which will terminate if pending exchange sales are completed, and 12 active interconnection agreements in force with wireless carriers.

Unbundling of Network Elements. To implement the interconnection requirements of the Telecom Act, incumbent local exchange carriers, including our incumbent local exchange carrier, are required to provide unbundled network elements to competitors based on forward-looking economic costs, using the total element long-run incremental cost, or TELRIC, methodology. Our incumbent local exchange carrier is in compliance with these requirements and is meeting its obligations to unbundle its network. Also based on these requirements, our competitive local exchange carrier entered some local markets where Qwest is the incumbent local exchange carrier by initially obtaining a combination of unbundled network elements, including unbundled switching and local loops (known as the unbundled network platform), from Qwest.

In February 2003, in its Triennial Review Order, the FCC revised its rules requiring the unbundling of network elements by incumbent local exchange carriers. Among the more significant of the FCC’s determinations was eliminating the requirement for line sharing (that is, when a competitive local exchange carrier offers Internet access services over the high frequency portion of the incumbent local exchange carrier’s local loop), redefining the standard for determining which services are subject to unbundling, eliminating switching as an unbundled network element for business customers served by high capacity loops, eliminating the requirement for unbundling of packet switching services and new fiber-to-the-home technology, redefining the local loop unbundled network elements to provide for identification of interoffice dedicated transport and clarifying what is a qualifying service for purposes of obtaining interconnection.

In the Triennial Review Order, the FCC made a nationwide determination that competition in mass markets would be impaired without unbundled access to incumbent local exchange carrier switches and to certain dedicated transport elements. The FCC also delegated to state regulatory agencies an increased role in determining which individual elements must be unbundled in the geographic markets they regulate, and specifically directed state regulators to consider whether competition in enterprise and mass markets would be impaired without access to incumbent local exchange carrier switching and certain dedicated transport elements on an unbundled basis.

On March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit affirmed certain aspects of the FCC’s Triennial Review Order but vacated and remanded others. In response, the FCC released interim unbundling rules on August 20, 2004, and new permanent unbundling rules on February 4, 2005. Under the new permanent rules, effective March 11, 2005, an incumbent local exchange carrier’s obligation to provide access to high capacity loops and dark fiber is eliminated immediately, and the obligation to provide access to unbundled switching and, by implication, to the unbundled network element platform will be phased-out over an 18-month period. However, the new permanent rules will continue to impose an obligation to provide unbundled access to DS-1 loops and certain forms of dedicated transport. The legality of the new permanent rules is already being tested in court. We are unable to predict what impact, if any, such proceedings may have on our incumbent local exchange carrier or on our competitive local exchange carrier.

With respect to our incumbent local exchange carrier, the new rules, as well as court decisions, may affect how we deal with competitors in our local markets, although we cannot predict their effect. Our competitive local exchange carrier also could be adversely affected by both the FCC’s determination that new fiber-to-the-home technology need not be unbundled, which determination was upheld by the court of appeals, and its decision in October 2004 that incumbents also need not unbundle fiber local loops.

In light of the impending phase-out of ILEC obligations to provide access to the unbundled network element platform, we negotiated an arrangement with Qwest in which our CLEC will have continuing access to an equivalent Qwest product for current and new customers at rates not significantly greater than before the agreement regardless of future FCC or judicial action regarding the availability of unbundled network elements. This agreement was executed on January 25, 2005.

The FCC is also examining its TELRIC pricing rules, which apply generally to all unbundled network elements. The FCC may, in the future, reconsider other aspects of its local competition rules. Congress may consider legislation that would affect local competition and these rules. We cannot predict the outcome of any of these proceedings, or of any action or decision taken by the FCC, the Iowa Utilities Board, any legislative body or court concerning the rules regarding local competition, and how any changes would affect either our incumbent local exchange carrier or our competitive local exchange carrier.

On July 18, 2004, the FCC adopted an “all or nothing” rule, which requires competitive local exchange carriers that wish to obtain interconnection with an incumbent local exchange carrier by adopting the terms of existing interconnection agreements between the incumbent and another competitive local exchange carrier to adopt all of the terms and conditions of such agreement. The new rule restricts a competitive local exchange carrier’s ability to “pick and choose” the most favorable terms from all existing interconnection agreements. We believe the new rule is a positive development for our incumbent local exchange provider and will not affect the interconnection arrangements between our competitive local exchange carrier and Qwest.

Bell Operating Company Entry into Long Distance Services. Qwest is our competitive local exchange carrier’s principal competitor in regions in which Qwest is the incumbent local exchange carrier. Pursuant to provisions of the Telecom Act, in December 2002, the FCC authorized Qwest to provide in-region long distance services in Iowa. Once a Regional Bell Operating Company, such as Qwest, is authorized to provide long distance services, it may compete more directly with providers of integrated communications services, such as our competitive local exchange carrier.

Regulation of Interstate and International Services. The Communications Act requires that we offer interstate and international common carrier services at just and reasonable rates and on terms and conditions that are not unreasonably discriminatory. In general, our interstate and international long distance services are not subject to rate regulation but are subject to the FCC’s complaint procedures. Pursuant to the FCC’s rules, we disclose the terms and conditions of our long distance services on our web site.

Universal Service. Pursuant to Federal statute the FCC maintains a “universal service” program, to ensure that affordable, quality telecommunications services are available to all Americans. The program at the federal level has several components, including one that pays support to “high cost” areas, including certain areas served by rural local exchange carriers for which the costs of providing basic telephone service are significantly higher than the national average. The Telecom Act altered the framework for providing and funding universal service by:

•	requiring the FCC to make implicit subsidies explicit;

•	expanding the types of telecommunications carriers that are required to pay universal service support; and

•	allowing telecommunications carriers to apply to state regulators for, and be eligible for, universal service support, including where they serve customers formerly served by incumbent local exchange carriers.

These and other provisions were intended to make the provision of and contributions to universal service compatible with a competitive market.

Universal service funds are only available to carriers designated as eligible telecommunications carriers by the state regulatory commission. Although our incumbent local exchange carrier is certified as an eligible communications carrier by the Iowa Utilities Board with respect to the 294 exchanges that we operate, under current FCC rules it is not eligible to receive any high-cost support because we purchased our exchanges from GTE Midwest Incorporated, which did not receive any high-cost support, and because our average historical loop costs are lower than the national average. Under the FCC’s rules, support is available only for rural carriers with historical loop costs above the national average.

The CALLS Order also provided for a phase-out of implicit universal service support mechanisms (which had, in part, relied on setting rates for interstate access above cost), to be replaced with more explicit subsidy mechanisms. The CALLS Order created an interstate access support fund as part of the universal service fund. For 2004, our incumbent local exchange carrier received approximately $3.0 million in annual universal service support arising out of the reforms in switched access charges implemented as a result of the CALLS Order.

Our competitive local exchange carrier has been certified as an eligible telecommunications carrier in Iowa by the Iowa Utilities Board. Our competitive local exchange carrier receives no high-cost or interstate access support for the Qwest markets it has entered because Qwest currently receives no high cost support and only nominal interstate switched access support for the markets served by our competitive local exchange carrier.

Our incumbent local exchange carrier and competitive local exchange carrier are required to make contributions to the federal universal service program based on methodologies and procedures established by the FCC. Contributions to the federal universal service fund are based on revenues from interstate and international services. In accordance with FCC rules, we recover our contributions from our customers through a surcharge on interstate and international revenues. The surcharge is adjusted each quarter and has increased in recent quarters. In 2004, our incumbent local exchange carrier and competitive local exchange carrier collected and contributed to the universal service fund approximately $2.7 million and $74,000, respectively. While suspensions of some universal service fund payments to schools and libraries pursuant to the federal Anti-Deficiency Act in the fall of 2004 were thought by industry experts to foreshadow potential related delays or suspensions of payments from other support programs administered by the Universal Service Administrative Company, perhaps including interstate access support payments received by our incumbent local exchange carrier, Congress acted to prevent any suspensions of such payments for at least a twelve-month period. We cannot predict whether and for how long interstate access support payments might be delayed or suspended after this twelve-month period ends or how actions to address this problem may affect us.

In 2000, the FCC implemented new rules requiring non-rural telephone companies to provide universal service support on the basis of forward-looking costs. In May 2001, the FCC adopted a proposal from the Rural Task Force to reform universal service support for rural areas. As adopted, for an interim five-year period until no later than July 1, 2006, eligible rural carriers will continue to receive support based on a modified embedded cost mechanism. The FCC has indicated that, for the period thereafter, it will develop a comprehensive plan for high-cost support mechanisms for rural and non-rural carriers, which may rely on forward-looking cost estimates. The FCC referred these issues to the Federal-State Joint Board on Universal Service, which, on August 16, 2004, requested comment on future federal universal service support mechanisms for rural carriers, including whether to calculate the costs that provide the basis for universal service support on the basis of a rural carrier’s actual embedded costs or its forward-looking economic costs and whether to modify the definition of rural telephone company. We made two filings with the FCC in the fourth quarter of 2004 supporting a conclusion that carriers such as Iowa Telecom should be permitted either participation in the non-rural program (based on forward looking economic cost—preferably based on a study tailored to a mid-sized carrier) or to use forward-looking economic cost as a basis for eligibility and support in the rural program. We do not expect the Joint Board to issue a recommendation until at least June 2005, which would then likely be followed by FCC consideration of the Joint Board’s recommendation (a process which would include an opportunity for public comment).

Internet. We provide Internet access services as an internet service provider (“ISP”). Because the FCC has classified ISP services as information services rather than telecommunications services, they are not subject to various regulatory obligations imposed on common carriers, such as paying access charges or contributing to the Universal Service Fund, and the FCC does not regulate the rates, terms or conditions of Internet access service. Our ISP business is, and may become, subject to a variety of other legal requirements relating to privacy, copyright, the conveyance of obscenity, indecent speech, unsolicited electronic messages and taxation.

In February 2004, the FCC determined that a particular type of entirely Internet-based voice over Internet protocol service also is an information service and exempt from such regulatory obligations, and in November 2004 determined that another, more widely-used, version of voice over Internet protocol service is an interstate service and therefore outside the jurisdiction of state telecommunications regulations. Certain aspects of the FCC’s determination have been challenged in judicial proceedings. In February 2004, the FCC launched a comprehensive rulemaking to determine the appropriate types of regulation (including such matters as intercarrier compensation and contributions to universal service) to which ISPs offering or enabling different types of services, including voice over Internet protocol, should be subject. We cannot predict the outcome of these proceedings or the effect of FCC or judicial decisions on any of our ISP, incumbent local exchange carrier or competitive local exchange carrier businesses.

Customer Information. Companies such as our incumbent local exchange carrier are subject to statutory and regulatory limitations on the use of customer information we acquire by virtue of providing telecommunications services, including information related to the quantity, technical configuration, type, destination and the amount of a customer’s use of services. Under these rules, we may not use such information acquired through one of our service offerings to market other service offerings without the approval of the affected customers. We believe that we are in compliance with these obligations, which may affect our incumbent local exchange carrier’s ability to market some services to our customers.

Communications Assistance for Law Enforcement Act. Under the Communications Assistance for Law Enforcement Act and related federal statutes, we are required to provide law enforcement officials with call content and call identifying information under a valid electronic surveillance warrant and to reserve a sufficient number of circuits for use by law enforcement officials in executing court-authorized electronic surveillance. We believe we are in compliance with the laws and regulations, as currently applied.

Preferred Carrier Selection Changes. A customer may change his or her preferred long distance carrier at any time, but the FCC and the Iowa Utilities Board regulate this process and require that specific procedures be followed. The FCC and Iowa Utilities Board have levied substantial fines for unauthorized changes and have recently increased the penalties for such conduct. We believe we are in compliance with the required processes and procedures, and no such fines have been assessed against us.

Service Outage Reporting. On August 4, 2004, the FCC adopted rules requiring certain telecommunications carriers to begin reporting additional information to the FCC in the event of selected service outages and related events affecting some fiber rings. On December 20, 2004, the FCC stayed the rules’ effectiveness pending agency reconsideration of their merits, in part due to concerns about the substantial expenditures required of telecommunications carriers in order to comply with the new reporting obligations. At this time, we cannot predict the consequences of the FCC’s reconsideration or the financial or operational impacts any final rules may have on us.

Environmental Regulation

Our operations are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner or operator of property and a generator of hazardous wastes, we could be subject to certain environmental laws that impose liability for the entire cost of cleanup at a contaminated site, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.

On October 29, 2004, we discovered that groundwater near the underground diesel fuel storage tank located in our Mount Pleasant, Iowa facility contained levels of Total Extractable Hydrocarbons (“TEH”) for diesel and waste oil that exceeded the Tier 1 target levels established by the Iowa Department of Natural Resources. Subsequent testing has confirmed the presence of diesel and waste oil TEH and also revealed the presence of free diesel product. A Tier 2 evaluation and free product assessment is underway. We have engaged an environmental engineer to investigate the cause of these elevated chemical levels, the scope of any potential contamination, and what, if any, remedial activities will be required. At this time, we do not know if the contamination will require remedial action or if our diesel fuel storage tank is the source of the contamination. If remedial action is required, the costs of such activities would be borne by us. However, based on currently available information, we do not believe that any expense relating to this issue will result in a material adverse effect on our financial condition.

State Regulation

Incumbent Local Exchange Carrier. The Iowa Utilities Board is responsible for regulating the terms and conditions, including rates, pursuant to which our incumbent local exchange carrier provides basic intrastate local telephone service and switched access service for intrastate transmissions within Iowa. The Iowa Utilities Board also has jurisdiction over the service quality of the incumbent local exchange carrier’s intrastate services and relationships with our customers. As required by the Iowa Utilities Board, our incumbent local exchange carrier files and receives approval of tariffs for local telephone and switched access service. These tariff filings are available on our web site. The Iowa Utilities Board does not regulate the rates our incumbent local exchange carrier charges for other services, including intrastate long distance, intrastate special access, directory assistance, voicemail and local private line services.

The Iowa Utilities Board has granted a certificate of public convenience and necessity to our incumbent local exchange carrier to provide local telephone service in Iowa. We may not transfer our certificate, transfer control of our company or discontinue providing local services in any of the exchanges we serve without first obtaining the Iowa Utilities Board’s approval. The Iowa Utilities Board has the power to penalize us or revoke our certificate if we are in material violation of any law or regulation. We also must obtain the Iowa Utilities Board’s approval to acquire the whole or any substantial part of the assets or the controlling capital stock of any public utility in Iowa, or to sell or otherwise dispose of the whole or any substantial part of our assets. In addition, the Iowa Utilities Board is responsible for implementing some of the state and federal laws and regulations intended to promote competition. It also has authority under the Telecom Act to establish the rates and terms on which competitive local exchange carriers can interconnect with and obtain unbundled access to incumbent local exchange carrier networks.

Our incumbent local exchange carrier is subject to an Iowa statutory price regulation plan (the “Iowa rate plan”), which was created by statute in 1995 and had applied to the GTE Midwest Incorporated exchanges that we acquired. Our incumbent local exchange carrier is the only Iowa rate-regulated company that operates under the plan, although two other rate-regulated incumbent local exchange carriers with exchanges in Iowa operate under similar plans. The Iowa rate plan sets forth the method by which the incumbent local exchange carrier sets rates for our regulated basic and non-basic communications services. Regulated basic communications services include:

•	basic local telephone service;

•	switched access;

•	911 and E-911 services; and

•	dual party relay service.

Regulated non-basic communications services are those services, other than basic communications services, that are regulated by the Iowa Utilities Board. They include, among others, call waiting, call forwarding and caller ID.

Under the Iowa rate plan, the incumbent local exchange carrier annually determines the allowable percentage increase or required percentage decrease in rates for basic communications service by applying a measure of inflation to the aggregate revenues from basic communications services. Our incumbent local exchange carrier has the flexibility to increase or decrease rates other than by the measure of inflation; the plan permits rates for specific basic communications services to be increased by more than the rate of inflation, but only to the extent that rates for other basic communications services are reduced so that the aggregate revenue change does not exceed the annual revenue increased allowed under the plan. The Iowa rate plan allows our incumbent local exchange carrier, at our option, to reduce our rates for a class of basic communications services, but not below the incremental cost of providing the service.

Our incumbent local exchange carrier may defer and accumulate allowable increases for basic communications service for a maximum of three years and incorporate the deferred increases into a single price adjustment of up to six percent. We may not defer decreases for basic services, except that we may defer decreases of less than two percent for one year. In addition, in some instances, we may apply a deferred price increase to offset a required price decrease.

With respect to our non-basic communications services, we may not raise rates such that our aggregate revenues from such services would increase by more than six percent during any twelve-month period. Within this cap, our incumbent local exchange carrier is permitted to adjust prices for individual non-basic communications services. We may reduce our prices for non-basic communications services, at our option, but not below the incremental cost of providing the service.

Although intrastate access is a basic communications service, the statute prohibits intrastate access charges from being increased and does not require that they be decreased, thereby effectively capping them at the level set in 1998. The prohibition on changes in our incumbent local exchange carrier’s intrastate access charges does not apply to the intrastate carrier common line rate, which the Iowa Utilities Board has currently set at $0.03 per intrastate minute of use. Only if the Iowa Utilities Board modifies that rate would our incumbent local exchange carrier be required to adjust it. We cannot predict whether or when the Iowa Utilities Board would consider any such modification.

The Iowa rate plan provides that local rates may be adjusted, other than as described above, in two circumstances. First, our incumbent local exchange carrier may petition the Iowa Utilities Board at any time to adjust local service rates to reflect the effects of factors beyond our control. Second, at three-year intervals, our incumbent local exchange carrier may petition the Iowa Utilities Board to review our operations and permit rate increases to reflect the effects of competition in our market, the need to deploy advanced network services or attract capital and to implement rate design changes. Our incumbent local exchange carrier filed such a petition in May 2002, which was substantially rejected by the Iowa Utilities Board in December 2002. We petitioned the district court for judicial review of the Iowa Utilities Board’s decision in July 2003. In April 2004, a settlement agreement was reached among all parties to the appellate proceeding. Pursuant to the settlement agreement, we consolidated our monthly rates for basic business and residential telephone service, which previously varied among our local exchanges, at $32.09 and $16.60, respectively. In addition, the settlement agreement provides that we must use most of the increase in revenues to fund network improvements. As part of the settlement, we have agreed not to petition the Iowa Utilities Board for further rate increases pursuant to Board review of our operations until we have spent at least $38.9 million of additional revenues on our network improvement plan and not to seek additional rate increases related to participation in the Iowa broadband initiative.

The Iowa Utilities Board may review our incumbent local exchange carrier’s compliance with and operation under the Iowa rate plan. As a result of any such review, the Iowa Utilities Board may propose and approve reasonable modifications to the plan, except that it may not require a reduction in our rates for any basic communications service or require that our incumbent local exchange carrier implement rate of return regulation. The Iowa Utilities Board has yet to take adverse action concerning our incumbent local exchange carrier’s operation under the Iowa rate plan as a result of either review. Our network improvement plan for 2005 through 2007, filed as a result of our rate settlement, became effective on January 30, 2005.

In March 1999, the Iowa Utilities Board initiated a proceeding to examine whether an intrastate universal service high-cost fund is necessary and, if so, to consider appropriate policies to implement and govern such a fund. In March 2004, the Iowa Utilities Board determined that proposed rules creating a state universal service high-cost fund were not needed and terminated the proceeding. No intrastate universal service fund exists at present, and it is uncertain whether or when such a fund might be established.

Iowa law authorizes the Iowa Utilities Board to deregulate communications services or facilities if the Iowa Utilities Board determines a service or facility is subject to effective competition. On December 23, 2004, the Iowa Utilities Board issued an order deregulating all rates charged by Iowa Telecom for local exchange service in fourteen Iowa Telecom exchanges in which we face facilities-based competition. We are currently in the process of implementing the decision and expect to be offering local exchange service at deregulated rates in the deregulated exchanges in 2005.

Deregulation of Certain Rates by State of Iowa. Pursuant to legislation enacted on March 15, 2005, effective July 1, 2005, each telephone utility now subject to rate regulation may elect to deregulate its charges for all of its retail business and residential local exchange services except single line flat-rated residential and business service and extended area service, which will remain rate regulated until at least June 30, 2008. For each utility opting for deregulation, the initial rates for single line flat-rated residential and business service will be the rates in effect on January 31, 2005. Thereafter, the monthly rates for these services may be increased by $1.00 for residential service and $2.00 for business service during each twelve month period beginning July 1, 2005 and ending June 30, 2008, up to a cap of $19.00 per month for residential service and $38.00 per month for business service. The rates may also be adjusted annually to reflect the most recent annual change in the gross domestic product price index and may be modified by the Iowa Utilities Board to reflect exogenous factors beyond the control of the utility.

The Iowa Utilities Board may extend its rate jurisdiction over single line flat-rated residential and business service for up to two more years if it finds that such action is necessary for the public interest. However, a utility subject to the extension may increase its monthly rates for these services by $2.00 during each twelve-month period of the extension, and the monthly rate caps will no longer apply. The new law provides that any utility opting for deregulation and implementing the permitted rate increases must deploy DSL broadband service to each of its exchanges in Iowa within eighteen months following the election, subject to extension by the Iowa Utilities Board for an additional nine months. Any utility failing to meet the deadline is subject to refunds, rate roll-backs and civil penalties, at the discretion of the Iowa Utilities Board.

Any utility that does not opt into deregulation under the new law may petition the Iowa Utilities Board for deregulation, which the Board may order upon a finding of effective competition. The new law provides that the Iowa Utilities Board, in determining whether effective competition exists, must consider the presence or absence of market forces such as wireless communications services, cable telephony services, voice over Internet protocol and economic barriers to entry of competitors.

The new law also gives the Iowa Utilities Board jurisdiction to entertain a complaint by certain local exchange carriers that other carriers have engaged in activity that is inconsistent with the antitrust laws and the policies underlying them, and allows the Iowa Utilities Board to punish such behavior by adjusting retail rates in an amount sufficient to correct the antitrust activity, ordering the local exchange carrier engaging in such activity to pay costs incurred by the complainant in pursuing the complaint, exacting civil penalties against the local exchange carrier engaging in such activity, and ordering either the complainant or the other local exchange carrier to pay the costs of the complaint proceeding including the other party’s reasonable attorney fees.

We are considering the possible effects of the deregulation law on our business and expect to decide prior to July 1, 2005 whether to elect deregulation as provided in the new provisions.

Competitive Local Exchange Carrier. Our competitive local exchange carrier subsidiary, ITC, provides services in 18 of Qwest’s Iowa exchanges. ITC offers the same local exchange services as those offered by

Qwest, using unbundled network facilities provided by Qwest pursuant to commercial agreement, and provides DSL Internet access service in 13 of the 18 exchanges, using either Qwest’s wholesale service or owned facilities. The Iowa Utilities Board does not have jurisdiction over the rates for local basic communications service of our competitive local exchange carrier, but our competitive local exchange carrier does file tariffs for such service with the Iowa Utilities Board for informational purposes.

The Iowa Utilities Board has jurisdiction over our competitive local exchange carrier’s switched access rates. The Iowa Utilities Board rules allow our competitive local exchange carrier to adopt the tariffs of any other carrier providing switched access service in Iowa. Our competitive local exchange carrier, like a majority of competitive local exchange carriers in the state, has adopted the switched access rates contained in the access tariff of the Iowa Telecommunications Association. The Iowa Utilities Board also has jurisdiction over the service quality of our competitive local exchange carrier’s intrastate services and relationships with its customers.

Other

Our incumbent local exchange carrier provides local exchange services from three exchanges in Iowa that include approximately 100 access lines that serve customers physically located in Missouri. With regard to these access lines, our incumbent local exchange carrier is subject to the jurisdiction of the Missouri Public Service Commission, which is responsible for granting operating certificates to local service providers and regulating the intrastate access service and local service, the service quality and relationships with customers of incumbent local exchange carriers operating in Missouri. Our incumbent local exchange carrier is certified to operate in Missouri and, as such, has approved tariffs on file with the Missouri Public Service Commission. Our incumbent local exchange carrier also files service quality and financial monitoring reports with the Missouri Public Service Commission on an annual and quarterly basis.

Neither the Iowa Utilities Board nor the Missouri Public Service Commission regulates dial-up Internet access or high-speed Internet access services to customers of either our incumbent local exchange carrier or our competitive local exchange carrier.

Local Government Authorizations

In some communities, our incumbent local exchange carrier is required to obtain certain authorizations from municipal authorities, such as permits, licenses or easements to install and maintain the facilities and equipment necessary to provide telecommunications services. We believe we are in compliance with all such requirements. Some jurisdictions where we may provide service may require license or franchise fees based on criteria established by Iowa statute. These amounts are not material to our incumbent local exchange carrier operations.

To the extent our competitive local exchange carrier is providing service through facilities or services purchased from Qwest, no local government authorizations are required. If our competitive local exchange carrier were to construct its own facilities, it may be subject to the requirements of local governments in such markets. Currently, our competitive local exchange carrier pays no local license or franchise fees.

ITEM 2. Properties

We own most of our administrative and maintenance facilities, central offices and remote switching platforms, and transport and distribution network facilities. Our corporate headquarters is located in Newton, Iowa in a 41,600 square foot facility that we own. We also own a 63,100-square foot building in Grinnell, Iowa, of which 50% is used for our operations group and 50% is leased to a third party, and a 35,900-square foot warehouse and distribution center in Grinnell, Iowa.

Our transport and distribution network facilities include a fiber optic and copper wire backbone, and a distribution network that connects customers both to remote switch locations or the central office in their exchange, and to network points of presence or interconnections with interexchange carriers. These facilities are located on land either owned by us or used by us pursuant to permits, rights of way, easements or other authorizations.

ITEM 3. Legal Proceedings

We currently, and from time to time, are involved in litigation and regulatory proceedings incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of our management, is likely to have a material adverse effect on us.

ITEM 4. Submission of Matters To A Vote Of Security Holders

The following matters were submitted during the fourth quarter of the fiscal year:

•	Effective November 16, 2004, the shareholders of Iowa Telecom approved by written consent (1) an amendment to the Registration Statement on Form S-1, required by the underwritten initial public offering of Iowa Telecom’s shares of common stock, (2) amendments and restatements of Iowa Telecom’s Articles of Incorporation and issuances of stock prior to the resolution, (3) the minutes of the Annual Meeting of the Shareholders held on March 12, 2004, and (4) general authorizations to the officers to carry out the resolutions.

•	Effective as of November 1, 2004, the shareholders of Iowa Telecom resolved by written consent to amend our Amended and Restated By-Laws to enable (1) Iowa Network Services, Inc. (“INS”) to request the shareholders of Iowa Telecom to remove one or more of INS directors designated by INS without cause, if the holders of the minimum required number of shares specified in the Iowa Business Corporation Act have voted or provided written consent to that effect and (2) Funds controlled by FS Private Investments III LLC to require INS to remove INS directors as provided in Section 5(b) of the Shareholders and Registration Rights Agreement dated June 30, 2000.

•	Effective as of November 1, 2004, the shareholders of Iowa Telecom resolved by written consent to remove William P. Bagley as a director designated by INS without cause, as INS has requested such removal to the shareholders of Iowa Telecom.

•	Effective as of November 1, 2004, the shareholders of Iowa Telecom consented and approved by written consent to the designation of Alan L. Wells as a director of Iowa Telecom.

•	Effective as of November 15, 2004, the shareholders of Iowa Telecom resolved by written consent to approve (1) Third Amended and Restated Articles of Incorporation, (2) Amended and Restated By-Laws, and (3) general authorization to the officers to carry out the resolutions.

PART II.

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York Stock Exchange and is traded under the symbol “IWA.” As of March 18, 2005, we had approximately 15 shareholders of record. Because many of our shares of existing common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The high and low reported sales prices per share of our common stock are set forth in the following table for the periods indicated.

Quarter Ended	High	Low	Dividends Declared
December 31 (beginning November 18)	$21.90	$20.33	$0.175

Dividend Policy and Restrictions

Our board of directors has adopted a dividend policy which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness and capital expenditures, as regular quarterly dividends to our shareholders, rather than retaining all of such cash for other purposes. This policy reflects our judgment that our shareholders would be better served if we distributed to them such substantial portion of the cash generated by our business.

We believe that our dividend policy will limit, but not preclude, our ability to pursue growth. If we continue paying dividends at the level currently anticipated under our dividend policy, we expect that we would need additional financing to fund significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations. However, we intend to retain sufficient cash after the distribution of dividends to permit the pursuit of growth opportunities that do not require material capital investment.

On December 17, 2004 the Board of Directors declared the first dividend distribution under our dividend policy. In accordance with our dividend policy, we paid an initial dividend of $0.175 per share on January 15, 2005 for shareholders of record as of December 31, 2004. On March 15, 2005, our board of directors approved payment of a dividend of $0.405 per share, payable April 15, 2005 to holders of record as of March 31, 2005. We plan to continue to pay quarterly dividends at an annual rate of $1.62 per share during 2005. Prior to announcing these dividends, we had no history of paying dividends. Dividends on our common stock are not cumulative.

However, as described more fully below, our shareholders may not receive dividends in the future, as a result of any of the following factors:

•	we may not have enough cash to pay dividends due to changes in our operating earnings, working capital requirements and anticipated cash needs;

•	while the dividend policy adopted by our board of directors contemplates the distribution of a substantial portion of our cash available to pay dividends, our board could modify or revoke this policy at any time;

•	even if our dividend policy is not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution will remain at all times entirely at the discretion of our board of directors;

•	the amount of dividends that we may distribute is limited by restricted payment and leverage covenants in our new credit facilities and, potentially, the terms of any future indebtedness that we may incur;

•	the amount of dividends that we may distribute is subject to restrictions under Iowa law; and

•	our shareholders have no contractual or other legal right to dividends.

Equity Compensation Plan Information

The following table sets forth information concerning compensation plans previously approved by security holders and not previously approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Column A	Weighted-Average Exercise Price of Outstanding Options Column B	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) Column C
Equity compensation plans approved by security holders	1,195,919	$7.90	—
Equity compensation plans not approved by security holders	—	—	—

Total	1,195,919	$7.90	—

Use of Proceeds of Initial Public Offering

Effective November 18, 2004, we registered with the SEC on Form S-1 under the Securities Act of 1933 (File No. 333-114349) our initial public offering. Of the 21,977,895 shares of common stock sold in the offering, 8,263,158 shares were sold by us and 13,714,737 shares by selling shareholders. The offering generated net proceeds to us of approximately $141.0 million after deducting discounts and commissions paid to the underwriters and other expenses incurred in connection with the offering. We used these proceeds from the offering together with $477.8 million of term borrowings under the new credit facilities and borrowings under the revolving credit facility and cash on hand for the following purposes:

•	$565.5 million to repay in full our indebtedness under our prior credit facility, which amount is equal to the $615.5 million of term debt that was outstanding under our credit facility prior to our initial public offering, less $50.0 million of subordinated capital certificates previously issued to us by the Rural Telephone Finance Cooperative which were redeemed upon such repayment;

•	$20.8 million to pay fees and expenses associated with the repayment of the old credit facility and the establishment of the new credit facilities;

•	$7.8 million to invest in subordinated capital certificates to be issued to us by the Rural Telephone Finance Cooperative in connection with our borrowing under Term Loans C and D of our new credit facility;

•	$68.0 million to repay in full our indebtedness of $66.0 million and an associated redemption premium of $2.0 million under the 2007 term notes described under “Recent Sales of Unregistered Securities” below;

•	$7.5 million to pay interest that we had accrued on our prior credit facility and the 2007 term notes through the closing date of the offering; and

•	$10.0 million associated with our redemption following the closing of the offering of a portion of certain outstanding options to purchase shares of common stock held by management and other employees.

The offering terminated following the sale of all of the shares registered. The managing underwriters of the offering were Morgan Stanley & Co. Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Recent Sales of Unregistered Securities

The following were the only issuances and sales of unregistered securities during 2002, 2003, or 2004:

Senior Subordinated Notes due 2007. On March 26, 2004, we issued in a private placement $66 million aggregate principal amount of floating rate senior subordinated notes due 2007. We used the proceeds of this issuance, together with cash on hand, to redeem all of our redeemable convertible preferred stock on March 26, 2004. The issuance of these securities was deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act promulgated thereunder as transactions by an issuer not involving a public offering, where the purchaser represented his intention to acquire the securities for investment only and not with a view to distribution. CIBC World Markets Inc. was employed as placement agent of the transaction.

Options for Common Stock. On April 26, 2002, we issued options to purchase a total of 1,898,598 shares of our common stock at an exercise price of $7.96 per share to nine of our officers under our Stock Incentive Plan. This issuance was made in reliance on Rule 701 promulgated under the Securities Act.

On April 26, 2002, we issued options to purchase a total of 171,449 shares of our common stock at an exercise price of $8.51 per share to seven employees, including one officer. This issuance was made in reliance on Rule 701 promulgated under the Securities Act.

On December 13, 2002, we issued options to purchase a total of 130,639 shares of our common stock at an exercise price of $8.51 per share to one of our officers under our Stock Incentive Plan. The issuance was made in reliance on Rule 701 promulgated under the Securities Act.

On January 28, 2004, we issued options to purchase a total of 27,028 shares of our common stock at an exercise price of $11.10 per share to one of our officers under our Stock Incentive Plan. The issuance was made in reliance on Rule 701 promulgated under the Securities Act.

ITEM 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2000 through 2004 and for the six months ended June 30, 2000 for its predecessor (GTE Midwest Incorporated—Iowa Operations) has been derived from our consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and our consolidated financial statements for 2002, 2003 and 2004 and the related notes thereto contained under Item 8. The figures in the table below reflect rounding adjustments.

	Predecessor Company(a) Six Months Ended June 30, 2000	Iowa Telecommunications, Services, Inc. and Subsidiaries Year Ended December 31,
		2000(b)	2001	2002(c)	2003	2004(d)
		(in thousands, except per share data)
Statement of Operations Data:
Total revenues and sales	$98,182	$98,488	$203,972	$203,319	$205,509	$228,119
Operating costs and expenses:
Cost of services and selling general and administrative expenses	38,367	53,937	91,851	85,500	83,775	93,184
Depreciation and amortization	22,927	30,139	61,291	43,919	45,849	47,941

Total operating costs and expenses	61,294	84,076	153,142	129,419	129,624	141,125

Operating income	36,888	14,412	50,830	73,900	75,885	86,994
Other Income (expense):
Interest and dividend income	—	2,981	3,883	2,724	4,034	4,057
Interest expense	(3,774)	(34,750)	(61,437)	(53,982)	(51,838)	(55,654)
Other, net	—	—	—	—	—	(21,193)

Total other expense, net	(3,774)	(31,769)	(57,554)	(51,258)	(47,804)	(72,790)

Income (loss) before income taxes	33,114	(17,357)	(6,724)	22,642	28,081	14,204
Income tax expense	13,618	—	—	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	19,496	(17,357)	(6,724)	22,642	28,081	14,204
Cumulative effect of a change in accounting principle	—	—	—	(98,369)	—	—

Net income (loss)	19,496	(17,357)	(6,724)	(75,727)	28,081	14,204
Gain on redemption of redeemable convertible preferred stock	—	—	—	—	—	57,681
Preferred dividend	—	(4,375)	(8,750)	(8,750)	(8,750)	(2,056)

Income (loss) available for common stockholders	$19,496	$(21,732)	$(15,474)	$(84,477)	$19,331	$69,829

Per Share Data:
Income (loss) before cumulative effect of a change in accounting principle:
Basic		$(1.61)	$(0.68)	$0.61	$0.86	$2.97
Diluted		$(1.61)	$(0.68)	$0.61	$0.79	$2.64

Net income (loss) per share:
Basic		$(1.61)	$(0.68)	$(3.74)	$0.86	$2.97
Diluted		$(1.61)	$(0.68)	$(3.74)	$0.79	$2.64
Cash dividends declared		$—	$—	$—	$—	$0.175

	Predecessor Company(a) Six Months Ended June 30, 2000	Iowa Telecommunications, Services, Inc. and Subsidiaries Year Ended December 31,
		2000(b)	2001	2002(c)	2003	2004(d)
		(in thousands, except per share data)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$—	$1,371	$1,089	$13,499	$36,849	$2,874
Property plant and equipment, net	217,715	387,090	385,533	361,813	341,515	331,736
Total assets	264,466	1,075,892	1,045,557	927,657	931,738	852,784
Long-term senior debt	—	720,000	703,500	677,375	645,750	477,778
Redeemable convertible preferred stock	—	125,000	125,000	125,000	125,000	—
Parent funding	185,215	—	—	—	—	—
Shareholders’ equity	—	157,295	141,821	57,344	76,675	275,962

Cash Flow Data:
Net cash provided by operating activities	$41,509	$18,713	$41,610	$69,957	$79,780	$76,635
Net cash provided by (used in) investing activities	(30,443)	(1,038,056)	(37,469)	(15,922)	(24,805)	5,722
Net cash provided by (used in) financing activities	(11,065)	1,018,510	(4,423)	(41,625)	(31,625)	(116,332)

Other Financial Data:
Adjusted EBITDA(e)	$59,815	$46,733	$114,839	$118,556	$124,683	$137,935
Interest expense	3,774	34,750	61,437	53,982	51,838	55,654
Capital expenditures	30,443	49,713	37,469	19,408	23,761	34,803

(a)	Predecessor financial statements are the “carve-out” financial statements of the Iowa Operations of GTE, which represented approximately 25% of the total assets and 35% of the access lines of GTE Midwest Incorporated. On July 1, 2000, we acquired substantially all of the operating assets of GTE Midwest Incorporated’s Iowa operations. The transaction was accounted for using the purchase method of accounting and, as such, our results of operations for periods prior to July 1, 2000, do not include the results of the predecessor company.
(b)	Our financial results for this period reflect the fact that we did not conduct any business from January 1, 2000 through June 30, 2000, the date of the GTE Midwest Incorporated acquisition.
(c)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Accounting for Goodwill and Other Intangible Assets, which provides that goodwill and other intangible assets with indefinite lives shall not be amortized and shall be tested for impairment of value on an annual basis. In connection with the adoption of SFAS No. 142, we recorded an impairment of goodwill of $98.4 million, based on an independent appraisal, as a cumulative effect of change in accounting principle as of January 1, 2002.
(d)	Includes the recognition, as a result of our rate settlement agreement with the Iowa Utilities Board in April 2004, of $7.1 million of revenues that we had collected in prior periods subject to refund pending such agreement.
(e)	We present Adjusted EBITDA because we believe it is a useful indicator of our historical debt capacity and our ability to service debt and pay dividends. We also present Adjusted EBITDA because covenants in our credit facilities contain ratios based on Adjusted EBITDA.

Adjusted EBITDA is defined in our credit facilities as: (1) consolidated net income, as defined therein; plus (2) the following items, to the extent deducted from consolidated net income: (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) transaction expenses related to the IPO and the related debt restructuring and other limited expenses related to permitted securities offerings, investments and acquisitions incurred after the closing date of the IPO, to the extent not exceeding $5.0 million; (e) unrealized losses on financial derivatives recognized in accordance with SFAS No. 133; (f) non-cash stock-based compensation expense; (g) extraordinary or unusual losses (including extraordinary or unusual losses on permitted sales of assets and casualty events); (h) losses on sales of assets other than in the ordinary course of business; and (i) all other non-cash charges that represent an accrual for which no cash is expected to be paid in the next twelve months; minus (3) the following items, to the extent any of them increases consolidated net income: (w) extraordinary or unusual gains (including extraordinary or unusual gains on permitted sales of assets and casualty events); (x) gains on asset disposals not in the ordinary course; (y) unrealized gains on financial derivatives recognized in accordance with SFAS No. 133; and (z) all other non-cash income (including the non-cash portion of any RTFC patronage capital allocation). If our Adjusted EBITDA were to decline below certain levels, covenants in our new credit facilities that are based on Adjusted EBITDA, including our fixed charge coverage and total leverage ratio covenants, may be violated and could cause, among other things, a default or mandatory prepayment under our credit facilities, or result in our inability to pay dividends.

We believe that net income is the most directly comparable financial measure to Adjusted EBITDA under GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with GAAP. Adjusted EBITDA is not a complete measure of an entity’s profitability because it does not include costs and expenses identified above; nor is Adjusted EBITDA a complete net cash flow measure because it does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, capital expenditures and acquisitions and pay its income taxes and dividends.

The following table sets forth a reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Predecessor Company Six Months Ended June 30, 2000	Iowa Telecommunications, Services, Inc. and Subsidiaries Year Ended December 31,
		2000	2001	2002 (2)	2003	2004 (1)
	(in thousands)
Net Income (Loss)	$19,496	$(17,357)	$(6,724)	$(75,727)	$28,081	$14,204
Income taxes	13,618	—	—	—	—	—
Interest expense	3,774	34,750	61,437	53,982	51,838	55,654
Depreciation and amortization	22,927	30,139	61,291	43,919	45,849	47,941
Unrealized (gains) losses on financial derivatives	—	—	—	—	—	(1,452)
Non-cash stock- based compensation expense	—	—	—	—	—	141
Extraordinary or unusual (gains) losses	—	—	—	—	—	—
Non-cash portion of RTFC Capital Allocation	—	(799)	(1,165)	(773)	(1,085)	(1,142)
Other non-cash losses (gains)	—	—	—	98,369	—	—
Loss (gain) on disposal of assets not in ordinary course	—	—	—	(1,214)	—	—
Transaction costs	—	—	—	—	—	22,589 (3)

Adjusted EBITDA	$59,815	$46,733	$114,839	$118,556	$124,683	$137,935

(1)	Includes the recognition, as a result of our rate settlement agreement with the Iowa Utilities Board in April 2004, of $7.1 million of revenues that we had collected in prior periods subject to refund pending such agreement.
(2)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Accounting for Goodwill and Other Intangible Assets, which provides that goodwill and other intangible assets with indefinite lives shall not be amortized and shall be tested for impairment of value on an annual basis. In connection with the adoption of SFAS No. 142, we recorded an impairment of goodwill of $98.4 million, based on an independent appraisal, as a cumulative effect of change in accounting principle as of January 1, 2002.
(3)	Transaction costs related to the initial public offering and the related debt restructuring. Includes $22.4 million reflected in Other, Net and $148,000 reflected in Operating Expense on the Consolidated Statement of Operations.

ITEM 7. Management’s Discussion And Analysis of Financial Condition And Results of Operations

The following discussion and analysis should be read in combination with the selected financial data and the consolidated financial statements included in Items 6 and 8 herein.

Overview

General

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa, serving over 440 communities across the state. We are the second-largest local exchange carrier in Iowa and estimate that we are the fifteenth largest in the United States. We operate 294 telephone exchanges as the incumbent or “historical” local exchange carrier and are currently the sole telecommunications company providing wireline services in approximately 86% of the communities we serve. Together with our competitive local exchange carrier subsidiary, we provide services to approximately 267,000 access lines in Iowa.

Our core businesses are local telephone service and the provision of network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 78% of our total revenues in 2004, we provide long distance service, dial-up and DSL Internet access and other communications services. In 2002, as part of our strategy of pursuing low-cost growth beyond our current service area, we began to compete for customers in adjacent markets in Iowa through our competitive local exchange carrier subsidiary, ITC.

Factors Affecting Our Operating Performance

We believe that a number of industry and company-specific factors have affected and will continue to affect our results of operations. These factors include the following:

•	the effect on our revenues of flat or declining numbers of access lines and our strategic response to this trend, which includes efforts to introduce enhanced local services and additional services like dial-up and DSL Internet access and long distance, and to cross-sell these services to our subscriber base;

•	the effect on our revenues of our rate and pricing structure, including recent and potential future changes in rate regulation at the state and federal levels;

•	the effect of elections made on or after July 1, 2005 to deregulate retail local exchange services in accordance with the new statutory provisions enacted in March 2005;

•	our ability to control our variable operating expenses, such as sales and marketing expense; and

•	the development of our competitive local exchange carrier strategy.

Revenues

Revenue Sources

We derive our revenues from four sources:

Local Telephone Services. We receive revenues from providing local exchange telephone services. These revenues include monthly subscription charges for basic service, as well as charges for extended area service (mandatory expanded calling service to selected nearby communities at a flat monthly rate), local private line services and enhanced calling features, such as voice mail, caller ID and 3-way calling. During 2004 and prior years, we also received revenues from expanded local calling plans (optional service to additional selected nearby communities at an additional flat monthly rate). However, we discontinued these plans in the third quarter of 2004.

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls of long distance and other interexchange carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers. In addition, we receive federal funds, representing approximately 1% of our total revenue in 2004, as universal service support as a result of the switched access support provisions of the FCC’s CALLS Order. Switched access charges for long distance services within Iowa are based on rates approved by the Iowa Utilities Board. Switched and special access charges for interstate and international services are based on rates approved by the FCC.

Toll Services. We receive revenues for providing toll, or long distance, services to our customers. This revenue category also includes fees relating to our provision of directory assistance, operator assistance and long distance private lines.

Other Services and Sales. We receive revenues from monthly recurring charges for dial-up and DSL Internet access services. Other services and sales also include revenues from directory publishing, inside line care and the sale and maintenance of customer premise equipment.

The following table summarizes our revenues and sales from these sources:

	Revenue and Sales for Year Ended December 31,			% of Total Revenues and Sales for Year Ended December 31,
	2002	2003	2004(1)	2002	2003	2004(1)
	(dollars in thousands)
Local services	$71,427	$70,231	$82,778	35%	34%	36%
Network access services	91,854	91,031	94,957	45	44	42
Toll services	20,525	21,695	23,167	10	11	10
Other services and sales	19,513	22,552	27,217	10	11	12

Total	$203,319	$205,509	$228,119	100%	100%	100%

(1)	Local services revenue for the year ended December 31, 2004 includes the recognition, as a result of our rate settlement with the Iowa Utilities Board in April 2004, of $7.1 million of revenue collected in prior periods subject to refund. Excluding the prior period revenue, the percentages of total revenues and sales for the year ended December 31, 2004 attributable to local services, network access services, toll services and other services and sales were 34%, 43%, 11%, and 12%, respectively.

Access Line Trends

The number of access lines served is a fundamental factor affecting a telecommunications provider’s revenues. Reflecting a general trend in the rural local exchange carrier industry in the past few years, the number of access lines we serve as an incumbent local exchange carrier has been gradually decreasing. We expect that this trend will continue. As substantially all of our revenues result from our relationships with customers who purchase our access lines and the level of activity recorded on those lines, the access line trend has a direct impact on our revenues. Our response to this trend will have an important impact on our future revenues. Our primary strategy consists of leveraging our strong incumbent market position to increase revenue per access line by selling additional services to our customer base, and to promote our DSL offering which is often used in lieu of additional access lines devoted to internet usage. In addition, we expect to obtain some new access lines as we pursue limited expansion of our service area through our competitive local exchange carrier subsidiary and, potentially, through selected acquisitions of lines from other telecommunications companies. However, we believe that the number of access lines served is not the sole meaningful indicator of our operating prospects and that, given our relatively stable subscriber base and ability to offer additional services, average revenue per access line is also a significant metric for us.

The table below indicates the total number of access lines served by us, the number of customers subscribing to the indicated types of service, and average revenue per access line, as of the dates and for the periods shown:

	As of and for the Year Ended December 31,
	2002	2003	2004
Incumbent local exchange access lines(1)	270,900	261,900	251,800
Competitive local exchange carrier access lines (2)	1,000	4,100	15,200

Total access lines	271,900	266,000	267,000

Long distance subscribers	93,900	110,400	135,800
Dial-up Internet subscribers	35,800	49,700	51,500
DSL subscribers	3,300	6,800	15,600

Average monthly revenue per access line (3)	$61	$64	$71

(1)	Includes lines subscribed by our incumbent local exchange carrier customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our competitive local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 4,600 wholesale lines subscribed at December 31, 2004; 4,300 at December 31, 2003; 3,600 at December 31, 2002.
(2)	Access lines subscribed by customers of our competitive local exchange carrier subsidiary, ITC.
(3)	Average monthly revenue per access line is computed by dividing the total revenue for the period by the average of the access lines at the beginning and at the end of the period. Revenue for the year ended December 31, 2004 includes the recognition, as a result of our rate settlement agreement with the Iowa Utilities Board in April 2004, of $7.1 million of revenue that we had collected in prior periods subject to refund. Excluding the prior period revenue, the average monthly revenue per access line was $69.

We believe that one of the primary reasons for our loss of 10,100 incumbent local exchange carrier access lines for the year ended December 31, 2004 was customer reaction to the rate increases we have instituted pursuant to our April 2004 rate settlement with the Iowa Utilities Board.

We will continue our strategy of increasing revenues by cross selling to our existing customer base, in the form of both bundled service packages and individual additional services. Our numbers of long distance service and Internet access service subscribers increased at a compound annual growth rate of 20.9% and 19.9% respectively from December 31, 2002 to December 31, 2004. Our numbers of DSL Internet access service customers also have grown rapidly from a low base, and we expect continued development of this revenue component (although we also expect this to slow growth in dial-up Internet access service customers as some customers migrate to our DSL offering). Even though our total access line count fell by 3.0% in 2002, 2.2% in 2003, and increased by only 0.3% in 2004, in those same years, average revenue per access line grew by 2.8%, 3.7%, and 10.6%, respectively. The primary contributor to our ability to maintain our revenue stream during a time of decreasing access lines has been our success with selling additional services and our ability to increase rates.

The following is a discussion of the major factors affecting our access line count:

Cyclical Economic and Industry Factors. We believe that the general downturn in economic conditions since 2000 has had a negative effect on our line count. We expect that improved performance in the Iowa economy will stabilize this cyclical factor. In addition, incumbent local exchange carriers generally experienced an unusual increase in access line demand during the late 1990’s, for example, as households purchased additional lines for dial-up Internet access. In our view, this spike in access line demand was not sustainable over the long term, and current access line levels are more indicative of underlying demand.

Competition. When we purchased GTE Midwest Incorporated’s assets in June 2000, competitive local exchange carriers had begun to offer service, or were in the process of network overbuilding, in approximately 31 of the 425 incumbent local exchange carrier communities we serve, and we have experienced line losses to these competitive local exchange carriers. We believe that these competitive local exchange carrier incursions and subsequent line losses were related to customer dissatisfaction with the previous provider’s service. Since 2001, we believe we have slowed significantly the loss of customers to competitive local exchange carriers by providing additional service offerings, focusing our marketing efforts and implementing competitive pricing.

In addition, we have experienced and expect to continue experiencing some line losses due to competition from wireless providers, but cannot precisely quantify the effect of this competition on us. We are responding proactively to the threat of wireless competition by offering bundled service packages that include blocks of long distance minutes designed to meet the demand of our customers who wish to purchase both local and long distance services in a package as is typically offered by wireless providers.

In response to the inroads that competitors have made in certain markets, the Iowa Utilities Board initiated a proceeding in 2004 to consider deregulating local service in exchanges where competitors have gained significant market share. The Iowa Utilities Board determined that effective competition existed in 14 exchanges where we operate as the incumbent local exchange carrier and issued an order deregulating local service in these exchanges. In addition, in early 2005, the Iowa Utilities Board approved our request to modify our rates for local exchange services in three exchanges in order to respond to a competitor’s lower rates. We believe implementation of the Iowa Utilities Board’s orders deregulating the 14 exchanges and approving competitively responsive rates in the three exchanges will enhance our ability to compete and regain market share in these exchanges. Also, in March 2005 the Iowa legislature enacted new statutory provisions allowing a price regulated carrier like us to elect deregulation of all retail local exchange services except single line flat-rated business and residential service and extended area service after July 1, 2005, and further providing that single line flat-rated business and residential service shall be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. We are studying the desirability of electing deregulation under the new statutory provisions which are more fully discussed under Item 1, “Business—Regulation.”

Exchange Sales. In 2002, we sold two exchanges serving approximately 800 access lines. We currently have agreed to two additional transactions, subject to certain regulatory approvals and conditions, in which we will sell approximately 800 lines and 2,200 lines, respectively. In each of these cases, we believe the sale price makes the disposal economically compelling. We expect that the two pending sales will result in $13.2 million of net cash, and as part of one transaction we have already obtained the buyer’s dial-up and DSL Internet businesses because this component of the transaction did not require regulatory approval.

Ancillary Effects of our Data Businesses. Part of our decreasing line count has been an ancillary effect of our strategic focus on growing our DSL Internet access service business. As we build our Internet service provider business, some of our smaller competitors have cancelled their connections to our network, connections that we had counted as access lines. Moreover, as we increase DSL Internet access service penetration, customer demand for second lines for dial-up Internet access service decreases accordingly, because DSL Internet access service obviates this need. We believe that the revenue generated by our dial-up and DSL Internet access services outweighs the effect of this type of access line loss.

Our Rate and Pricing Structure

Basic business and residential telephone service, intra-state switched access, extended area service, 911 and E911 services, white pages directory listings and dual party relay service are all regulated as “basic communications services” by the Iowa Utilities Board. The Iowa statutory price regulation plan pursuant to which we operate provides a mechanism to adjust our rates for basic communications services to reflect the impact of inflation. Our basic communications services revenues were $105.7 million in 2004, $90.0 million in 2003, and $90.5 million in 2002. On April 2, 2004, we entered into a settlement agreement relating to an Iowa Utilities Board rate proceeding we had initiated in 2002. As a result of the settlement agreement, effective April 23, 2004, our monthly charges for basic local service in all of our exchanges are $16.60 for residential customers and $32.09 for business customers, compared to average monthly charges across all of our exchanges of $12.15 and $25.09, respectively, in 2003. We estimate the aggregate revenue increase resulting from the settlement agreement to be $10.2 million on an annualized basis. Pursuant to our settlement agreement relating to the Iowa Utilities Board rate proceeding, most of the incremental revenues we will receive as a result of these rate increases must be expended on capital improvements to our network. Effective January 17, 2005, our monthly charges for basic local services became $16.98 for residential customers and $32.98 for business customers pursuant to an inflationary increase allowed under the existing Iowa statutory price regulation plan.

Certain local telecommunications services regulated by the Iowa Utilities Board not classified as basic communications services, such as caller ID, call waiting, call forwarding and other enhanced calling services, are regulated as “non-basic communications services.” We are allowed to increase our rates each year for some or all of the non-basic communications services we provide by amounts that will generate revenues from non-basic communications services that are 6% higher than the revenues from such services during the prior year. Our non-basic communications services revenues, calculated in accordance with the Iowa Utilities Board rules, were $21.4 million in 2004, $29.1 million in 2003 and $28.7 million in 2002.

Our rates for other services we provide, including local services like voice messaging, centrex station lines, private lines and directory assistance, long-distance services and data services like dial-up and DSL Internet access, are not price regulated. Our revenues from these services not subject to price regulation were $47.1 million in 2004, $35.6 million in 2003, and $31.5 million in 2002.

In 2004, 76.4% of our total revenues were generated from services that were either unregulated or regulated in a manner that would allow us to increase our rates to match or exceed that year’s rate of inflation up to 6%.

Effective July 1, 2005, we may elect further deregulation of rates for some of our services, as described under Item 1, “Business—Regulation.”

Operating Expenses

Categories of Operating Expense

Our operating expenses are categorized as cost of services and sales; selling, general and administrative expense; and depreciation and amortization.

Cost of services and sales. This includes expense for salaries and wages relating to plant operation and maintenance; other plant operations, maintenance and administrative costs; network access costs; bad debt expense; operating tax expense and cost of sales for our dial-up and DSL Internet access services and CPE products and services.

Selling, general and administrative expense. This includes expense for salaries, wages and benefits and contract service payments (e.g., legal fees) relating to customer and corporate operations; recruiting costs; expenses for travel, lodging and meals; internal communications costs; insurance premiums; and supplies and postage.

Depreciation and amortization. This includes depreciation of our telecommunications network and equipment, and amortization of intangible assets.

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our operating margins. We anticipate that operating expenses generally will remain stable in line with revenue growth. Because many of our operating expenses, such as those relating to sales and marketing, are variable, we believe we can calibrate expenses to growth in the business to a significant degree.

Development of our Competitive Local Exchange Carrier Strategy

Part of our business strategy is to use our competitive local exchange carrier subsidiary, ITC, to pursue customers in markets adjacent to our rural local exchange carrier markets. We plan to continue this strategy by seeking growth opportunities on a low-cost, selective basis.

As of December 31, 2004, ITC served approximately 4,300 business and 10,900 residential access lines. ITC accounted for 5.7% of Iowa Telecom’s total access lines as of December 31, 2004. During fiscal year 2004, ITC had revenues of $5.5 million and a net operating income loss of $1.4 million. As of December 31, 2004, our investment in ITC was $3.3 million. In 2005, we plan to maintain this limited investment approach as we continue to grow our competitive local exchange carrier business.

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues and sales:

	Year Ended December 31,
	2002	2003	2004(1)
Total revenue and sales	100%	100%	100%
Cost of services and sales (excluding expenses listed separately below)	26	24	24
Selling, general and administrative	16	17	17
Depreciation and amortization	22	22	21

Operating income	36	37	38
Total other expenses, net	25	23	32

Income (loss) before cumulative effect of a change in accounting principle	11	14	6
Cumulative effect of a change in accounting principle	48	—	—

Net income (loss)	(37)%	14%	6%

(1)	As a result of our initial public offering in November 2004 and the concurrent refinancing of our debt, we paid, in the fourth quarter of 2004, $18.6 million for prepayment fees on the retired debt and $3.8 million of selling shareholder equity issuance costs. Therefore, other expense, net, which includes these additional transactions costs, increased to 32% in 2004. If we had excluded the one-time costs due to our initial public offering, other expense, net would have been 23% of total revenues.

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenues and Sales

The table below sets forth the components of our revenues and sales for 2004 as compared to 2003:

	For the year ended December 31,		Change
	2003	2004	Amount	Percent
	(dollars in thousands)
Revenue and Sales
Local services	$70,231	$82,778	$12,547	17.9%
Network access services	91,031	94,957	3,926	4.3%
Toll services	21,695	23,167	1,472	6.8%
Other services and sales	22,552	27,217	4,665	20.7%

Total revenues and sales	$205,509	$228,119	$22,610	11.0%

Local Services. Local services revenues increased $12.5 million, or 17.9%, for 2004 as compared to 2003, primarily due to the recognition of $7.1 million of revenue collected in prior periods subject to refund and the new rates established as a result of the settlement agreement we entered into on April 2, 2004, relating to an Iowa Utilities Board rate proceeding we had initiated in 2002. The new rates established under the settlement agreement became effective on April 23, 2004. The revenue from the rate increase was partially offset by a loss of $3.3 million in revenues from the discontinuance of the expanded local area calling plans during the third quarter of 2004. Enhanced local services revenue also increased by $1.1 million for 2004 as compared to 2003, primarily due to the introduction of bundled product offerings late in 2003.

Our historical ability to provide expanded local calling plans at favorable margins depended on the existence of an agreement for mutual exchange of traffic with another telecommunications provider. Expanded local calling plans allow customers, for a fixed monthly fee, to increase the geographic range of their local calling areas. That agreement terminated on July 31, 2004. As a result, we have discontinued the expanded local calling plans and encouraged customers who subscribed to our expanded local calling plans to replace those plans with substitute services.

The termination of the agreement for mutual exchange of traffic and discontinuance of our expanded local calling plans have affected several of our revenue streams and our costs of services and sales. Local services revenue for 2004 included $3.6 million from the expanded local calling plans that have been discontinued. Additionally, the costs to carry our existing toll traffic has increased slightly. We expect that most of the lost revenue and higher costs will be recouped through additional long distance and access revenues as subscribers migrate from our expanded local calling plans to toll plans. The net effect of these changes will depend in large part on the magnitude of the current expanded local calling plans traffic that remains on our wireline network and, to a lesser extent, on our ability to market our replacement services to our expanded local calling plan customers. In connection with the $3.6 million of local calling plan revenue, we are experiencing certain significant shifts between categories of revenue and an increase in costs of services and sales. While we cannot predict the magnitude of the traffic that will ultimately remain on our wireline network, we expect the net ongoing effect to be minimal.

Network Access Services. Our network access service revenues increased $3.9 million, or 4.3%, for 2004 as compared to 2003. Revenues from switched access services increased approximately $5.7 million, due primarily to increase in access minutes per line due in part to the elimination of the expanded local calling plans. That increase was partially offset by a $1.0 million decrease in revenue from the Universal Service Fund.

Toll Services. Our toll services revenues increased by $1.5 million, or 6.8%, for 2004 as compared to 2003. This revenue growth was attributable to an increase in the number of long distance customers of approximately 25,400, or 23%, and was partially offset by a decrease in average revenue per minute resulting from a combination of market price pressure and our introduction of new service plans priced to attract additional customers. Our growth in long distance customers in 2004 can be attributed in significant part to the elimination of the expanded local calling plans.

Other Services and Sales. Other services and sales revenues increased by $4.7 million, or 20.7%, for 2004 as compared to 2003. The revenue increase was primarily due to growth in the number of our dial-up and DSL Internet customers. Dial-up Internet access service revenues increased $2.4 million, or 29%, due primarily to customer growth late in 2003. We believe growth in dial-up Internet access service customers has nearly peaked as more customers migrate to broadband products such as DSL. DSL Internet access service revenues increased $2.3 million, or 79%, also due primarily to customer growth.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for 2004 as compared to 2003.

	For the year ended December 31,		Change
	2003	2004	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$49,534	$55,766	$6,232	12.6%
Selling, general and administrative	34,241	37,418	3,177	9.3%
Depreciation and amortization	45,849	47,941	2,092	4.6%

Total operating costs and expenses	$129,624	$141,125	$11,501	8.9%

Cost of Services and Sales. Cost of services and sales increased $6.2 million, or 12.6%, for 2004 as compared to 2003. As a result of customer growth, we experienced an increase in competitive local exchange carrier access lines which, in turn, raised costs for providing this service by $3.0 million for 2004 as compared to 2003. The increase in long distance customers and the termination of the historical agreement for the exchange of traffic related to our discontinued local calling plans resulted in approximately $2.6 million of additional cost to deliver long distance traffic.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $3.2 million, or 9.3%, for 2004 as compared to 2003. Salary, wages and benefits for customer and corporate operations increased by $3.5 million as a result of employee additions in key areas of our customer and corporate operations including our competition local exchange carrier operations, higher overtime resulting from our efforts to contact customers and to notify them of the changes to our local calling plans, and higher marketing costs related to promotion of our product and services.

Depreciation and Amortization. Depreciation and amortization increased $2.1 million, or 4.6%, for 2004 as compared to 2003. This was primarily due to higher average plant balances relating mainly to additions to our network facilities.

Other Income (Expense)

The table below sets forth other income (expense) for the year ended December 31, 2004 as compared to the same period for 2003.

	For the year ended December 31,		Change
	2003	2004	Amount	Percent
	(dollars in thousands)
Other Income (Expense)
Interest and dividend income	$4,034	$4,057	$23	0.6%
Interest expense	(51,838)	(55,654)	(3,816)	-7.4%
Other, net	—	(21,193)	(21,193)	-100%

Total other expense	$(47,804)	$(72,790)	$(24,986)	-52.3%

Interest and Dividend Income. Interest and dividend income increased $23,000, or 0.6%.

Interest Expense. Interest expense increased $3.8 million, or 7.4%, for 2004 as compared to 2003, principally as a result of the write-off of existing debt issue costs of $3.6 million when the related debt was retired as part of the refinancing in November 2004 and interest on the $66 million in senior subordinated notes issued during the first quarter of 2004. This was partially offset by lower debt levels and interest rates after our recapitalization in November 2004.

Other, Net. Other, net was a net expense of $21.2 million for 2004 compared to $0 in 2003. Costs related to our initial public offering resulted in one-time expenses of $22.4 million in the fourth quarter of 2004. The transaction related expenses included prepayment fees on the retired debt of $18.6 million and $3.8 million of selling shareholder equity issuance costs.

An unrealized derivative gain on an interest rate swap agreement accounted for $1.5 million of the increase in other income (expense), net for 2004 as compared to 2003. We entered into this interest rate swap agreement on November 5, 2004 for the purpose of locking the interest rate on $350 million of Term Loan B under our new credit facility. We recorded an unrealized net gain of $1.5 million for the change in the fair value of the swap agreement.

Income Tax Expense

A valuation allowance has been provided at December 31, 2004 for our net deferred tax assets, due to our cumulative losses. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of December 31, 2004 the balance of the deferred tax asset and the valuation allowance was $26.1 million and our unused tax net operating loss carry forward was approximately $216 million and will expire between 2020 and 2024.

Our initial public offering resulted in an ownership change for purposes of Section 382 of the Internal Revenue Code, and consequently our ability to utilize our net operating losses will be subject to limitation each year. We currently anticipate that, as a result of such ownership change, we will generally be limited by Section 382 to utilizing approximately $19 million of our pre-transaction net operating losses annually. However, Internal Revenue Code Section 338 may allow for an increase in this allowance for tax periods ending in 2005 through 2009. After 2009, the IRC Section 382 limitation will apply. Furthermore, we expect that we will continue to be able to take deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $40 million annually through 2014.

Redemption of Preferred Stock

On March 26, 2004, we repurchased our Series A mandatorily redeemable convertible preferred stock and related accrued dividends for an aggregate purchase price of $100.0 million. The recorded amounts of the preferred stock and the related accrued preferred stock dividend were $125.0 million and $32.7 million, respectively, as of the redemption date of March 26, 2004. The redemption resulted in an increase in income available to common shareholders of $57.7 million.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues and Sales

The table below sets forth the components of our revenues and sales for 2003 compared to 2002:

	For the year ended December 31,		Change
	2002	2003	Amount	Percent
	(dollars in thousands)
Revenue and Sales
Local services	$71,427	$70,231	$(1,196)	(1.7)%
Network access services	91,854	91,031	(823)	(0.9)%
Toll services	20,525	21,695	1,170	5.7%
Other services and sales	19,513	22,552	3,039	15.6%

Total	$203,319	$205,509	$2,190	1.1%

Local Services. Local services revenues decreased $1.2 million, or 1.7%, for 2003 compared to 2002, primarily due to the loss of 5,900 access lines, a 2.2% decrease in our total access lines. This decrease in access lines was partly the result of the sale of approximately 800 lines to another rural local exchange carrier in November 2002. In addition, revenues from expanded local calling plans decreased $621,000. We believe expanded local calling plan revenues decreased due to lower long distance pricing and increased cellular phone usage. Expanded local calling plans provide customers with a large block of minutes for calls within a defined area for a flat monthly fee or discounted rate. As long distance prices decline, expanded local calling plans at tariffed rates generally become less attractive to customers. Local private line services revenues decreased $677,000. These revenue declines were partially offset by $1.5 million increase in local basic service revenues due to rate changes and a $537,000 increase in revenues from enhanced local services. Enhanced local services revenue per access line increased from $1.50 per customer for 2002 to $1.71 per customer for 2003, primarily due to the introduction of bundled product offerings late in 2003.

Network Access Services. Network access services revenues decreased $823,000, or 0.9%, for 2003 compared to 2002. The decrease was primarily due to our 2.2% drop in access lines and a $2.2 million reduction in interstate revenues resulting from application of the FCC’s CALLS Order, which primarily affected our receipts of switched and special access revenues and universal service funds. Offsetting these revenue decreases were a $1.2 million revenue increase due to an increase in the interstate carrier switched access rates the FCC allows us to charge and an estimated $981,000 in additional revenues as a result of higher average minutes of use per access line.

Toll Services. Toll services revenues increased by $1.2 million, or 5.7%, for 2003 compared to 2002. This increase was attributable to an increase in the number of long distance customers of approximately 16,500, or 17.6% (including approximately 1,000 competitive local exchange carrier customers). The gain in customers was partially offset by a 7.7% decrease in average revenue per minute resulting from a combination of market price pressure and our introduction of new service plans priced to attract additional customers.

Other Services and Sales. Other services and sales revenues increased by $3.0 million, or 15.6%, for 2003 compared to 2002. The revenue increase was primarily due to growth in the number of our dial-up and DSL Internet access service customers. Dial-up Internet revenues increased $2.1 million, or 33.2%, due to customer growth of approximately 13,900, or 38.8%, as of December 31, 2003 compared to December 31, 2002. We expect growth in dial-up Internet access service customers to slow as more customers migrate to broadband products such as DSL. DSL Internet access service revenues increased $1.4 million, or 88.7%, due to customer growth of approximately 3,500, or 106.1%.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for 2003 compared to 2002:

	For the year ended December 31,		Change
	2002	2003	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$53,852	$49,534	$(4,318)	(8.0)%
Selling, general and administrative	31,648	34,241	2,593	8.2%
Depreciation and amortization	43,919	45,849	1,930	4.4%

Total	$129,419	$129,624	$205	0.2%

Cost of Services and Sales. Cost of services and sales decreased $4.3 million, or 8%, in 2003 compared to 2002, driven largely by a $4.3 million decrease in bad debt expense. The bankruptcies of interexchange carriers in 2002, including those of MCI Worldcom and Global Crossing, resulted in the write-off of $2.1 million of receivables. During 2003, we recovered approximately $686,000 of previously written-off receivables from bankrupt interexchange carriers. The remaining variance between 2002 and 2003 was due to a tightening of our credit policies relating to both interexchange carriers and end-use customers, which resulted in lower account write-offs.

Costs of services and sales for dial-up and DSL Internet access services decreased significantly in 2003, primarily because in June we began to provide dial-up and DSL Internet service on a more cost-effective basis by providing the service through in-house operations, rather than reselling dial-up and DSL Internet access services on a per subscriber basis under contract with Iowa Network Services, Inc. as we had previously done. The total costs of sales for dial-up and DSL Internet access services, on a combined basis, decreased approximately $642,000 despite customer increases in those services.

Access expense for 2003 compared to 2002 increased by $2.5 million, or 25%, as a function of increased long distance sales and $693,000 of expense relating to growth in our competitive local exchange carrier operations.

Salary, wages and benefits for plant operations and maintenance decreased by $1.7 million, or 8.0%, for 2003 compared to 2002. These decreases were the result of employee reductions driven primarily by access line losses.

Selling, General and Administrative. Selling, general and administrative costs increased $2.6 million, or 8.2%, for 2003 compared to 2002. A $1.2 million gain on the sale of two exchanges reduced total expense in 2002. Regulatory assessments increased $354,000, reflecting the fact that we were engaged in active rate proceedings before the Iowa Utilities Board and FCC. Additionally, cost for contract services increased $511,000 due to legal and consulting fees related to these regulatory filings. These increases were partially offset by a $600,000, or 3.8%, decrease in salary, wages and benefits as a result of employee reductions.

Depreciation and Amortization. Depreciation and amortization increased $1.9 million, or 4.4%, for 2003 compared to 2002. This was primarily due to higher average plant balances relating mainly to additions to our network facilities.

Other Income (Expense)

The table below sets forth other income (expense) for 2003 compared to 2002:

	For the year ended December 31,		Change
	2002	2003	Amount	Percent
	(dollars in thousands)
Other Income (Expense)
Interest and dividend income	$2,724	$4,034	$1,310	48.1%
Interest expense	(53,982)	(51,838)	2,144	4.0%

Total	$(51,258)	$(47,804)	$3,454	6.7%

Interest and Dividend Income. Interest and dividend income increased $1.3 million, or 48.1%, for 2003 compared to 2002. The increase included a $1.0 million increase in dividends on the Rural Telephone Finance Cooperative Subordinated Capital Certificates, see “—Liquidity and Capital Resources—Long-Term Debt and Revolving Credit Facilities.” The remaining increase was due to interest income on higher cash balances.

Interest Expense. Interest expense decreased $2.1 million, or 4.0%, for 2003 compared to 2002, principally as a result of lower interest rates on our variable interest rate debt. In addition, during the course of 2003 we reduced the amount of our interest-bearing debt outstanding by $31.6 million, through the payment of scheduled term debt maturities and the elimination of the outstanding balance on our revolving credit facility.

Cumulative Effect of Change in Accounting Principle

During the first quarter of 2002, we completed the transitional review for goodwill impairment required under SFAS No. 142, “Goodwill and Other Intangible Assets.” This review indicated that goodwill recorded in the acquisition of the local exchange business from GTE Midwest Incorporated was impaired as of January 1, 2002. Accordingly, we measured and recognized a transitional impairment loss of $98.4 million as a cumulative effect of a change in accounting principle. We performed the annual test required by SFAS No. 142 in August 2002, 2003 and 2004, and in each case determined that no further impairment was indicated.

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements arise primarily from: (i) interest payments related to our credit facilities; (ii) capital expenditures which totaled $34.8 million in 2004 (including $14.3 million of network and support capital investments above the baseline of $16.0 million relating to our April 2004 rate settlement with the Iowa Utilities Board) and are expected to be approximately $30.0 million in 2005 (including an estimated $8 million to $9 million of settlement-related network and support capital spending above the baseline of $16.0 million); (iii) working capital requirements; (iv) dividend payments on our common stock; and (v) potential acquisitions.

On December 17, 2004, our board of directors declared an initial dividend of $0.175 per share on our common stock. This dividend was paid on January 17, 2005 to shareholders of record at the close of business on December 31, 2004. The dividend represented a partial quarter proration of the indicated annual dividend of $1.62 per share. On March 15, 2005, our board of directors declared a dividend of $0.405 per share on common stock. The dividend is payable on April 15, 2005 to shareholders of record on March 31, 2005. Our intention is to distribute a substantial portion of the cash generated by our business to our shareholders in regular quarterly dividends to the extent we generate cash in excess of operating needs, interest and principal payments on our indebtedness and capital expenditures. This policy reflects our judgment that our shareholders would be better served if we distributed to them such substantial portion of the cash generated by our business.

We intend to fund our operations, interest expense, capital expenditures, working capital requirements and dividend payments on our common stock from cash from operations. For the years ended December 31, 2004, 2003, and 2002, cash provided by operating activities was $76.6 million, $79.8 million, and $70.0 million, respectively.

To fund any significant future acquisitions, we intend to use borrowings under our new revolving credit facility or, subject to the restrictions in the new credit facilities, to arrange additional funding through the sale of public or private debt and/or equity securities, including common stock, or to obtain additional senior bank debt.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. We will not be required to make any scheduled amortization payment under our credit facilities, which will mature in 2011. However, we may be required to make annual mandatory prepayments under our new credit facilities with a portion of our available cash. We will need to refinance all or a portion of our indebtedness on or before maturity in 2011.

Based on the dividend policy with respect to our common stock, which our board of directors has adopted, we may not have any significant cash available to meet any large unanticipated liquidity requirements, other than available borrowings, if any, under our revolving credit facility. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer. However, our board of directors may, in its discretion, amend or repeal this dividend policy to decrease the level of dividends provided for under the policy, or discontinue entirely the payment of dividends.

We have historically funded our operations and capital expenditure requirements primarily from cash from operations and our revolving line of credit. The following table summarizes our short-term liquidity, as of December 31, 2002, 2003, and 2004:

	As of December 31,
	2002	2003	2004
	(in thousands)
Short-Term Liquidity:
Current assets	$33,824	$58,096	$28,493
Current liabilities	(66,427)	(83,112)	(87,044)

Net working capital	$(32,603)	$(25,016)	$(58,551)

Cash and cash equivalents	$13,499	$36,849	$2,874
Available on revolving credit facility	25,000	20,000	58,493

The decrease in current assets and cash from December 31, 2003 to December 31, 2004 is primarily due to the cash used to redeem our preferred stock on March 26, 2004.

The following table summarizes our sources and uses of cash for the years ended December 31, 2002, 2003 and 2004.

	For the year ended December 31,
Description	2002	2003	2004
	(in thousands)
Net Cash Provided (Used)
Operating activities	$69,957	$79,780	$76,635
Investing activities	(15,922)	(24,805)	5,722
Financing activities	(41,625)	(31,625)	(116,332)

Cash Provided by Operating Activities

For the years ended December 31, 2002, 2003, and 2004, cash provided by operating activities was $70.0 million, $79.8 million, and $76.6 million, respectively. The increase of $9.8 million for 2003 as compared to 2002 was primarily attributable to increase in income before cumulative effect of a change in accounting principle.

Cash (Provided by) Used in Investing Activities

The table below sets forth the components of cash (provided by) used in investing activities for the years ended December 31, 2002, 2003, and 2004:

	As of December 31,
	2002	2003	2004
	(in thousands)
Network and support assets	$16,875	$17,728	$30,236
Other	2,533	6,033	4,567

Total capital expenditures	19,408	23,761	34,803
Business acquisitions (dispositions)	(3,486)	1,044	1,697
Redemption RTFC capital certificates	—	—	(50,000)
Purchase RTFC capital certificates	—	—	7,778

Total	$15,922	$24,805	$(5,722)

Capital expenditures on Internet, DSL and other initiatives in 2003 included approximately $2.0 million, relating to our transition to providing dial-up and DSL Internet access services internally rather than reselling the services of Iowa Network Services, Inc. We anticipate that ongoing capital expenditures related to providing these services internally will be approximately $400,000.

Capital expenditures for 2004 increased by $11.0 million as compared to 2003 as a result of higher spending for the network improvement plan.

The increase in network and support assets expenditures for 2004 compared with 2003 was primarily due to spending on the network improvement plan. The increase in information technology expenditures was due to information technology system replacements, most significantly our end user billing system. The reduction in Internet, DSL and other initiatives was due to our transition to providing dial-up and DSL Internet access service internally, partially offset by higher DSL spending.

Pursuant to the terms of our April 2004 Iowa Utilities Board rate proceeding settlement, we were obligated to spend $7.4 million of the basic service revenues that we collected while the rate proceeding was pending on capital improvements to our network, in accord with a network improvement plan approved by the Iowa Utilities Board on May 10, 2004. This $7.4 million was in addition to our baseline level of network capital expenditure, assumed for purposes of implementing the settlement to be $16 million per year, and expended in calendar year 2004 to the extent practical and feasible. The Iowa Utilities Board settlement agreement also requires that substantially all additional revenues generated by the new rates approved pursuant to the agreement, except for revenues resulting from inflation adjustments, be invested in capital improvements identified in the network improvement plan, in addition to our baseline level of network capital expenditure. Our capital investment in our network and support assets as a result of the settlement agreement was $14.3 million in 2004 and is expected to be approximately $8.0 to 9.0 million (dependent on access lines) in each subsequent year until: (i) we have expended $110.0 million of the additional revenues generated by the rates approved in the settlement agreement or have completed all projects described in the network improvement plan, whichever occurs later; (ii) our local service rates are deregulated; or (iii) we submit a price regulation modification proposal, which we have agreed not to do until we have invested, cumulatively, at least $38.9 million in network improvements in addition to our baseline level of network capital expenditures. After we have spent the required $38.9 million of cumulative capital expenditures in excess of our baseline level, the capital spending commitment will increase or decrease consistent with access line changes. As a result of this Iowa Utilities Board settlement, we expect to receive an ongoing revenue increase of approximately $9.0 to $10.0 million annually (dependent upon access lines).

In accordance with our rate settlement with the Iowa Utilities Board, we will invest in our network under our network improvement plan for 2005 through 2007 that was approved by the Iowa Utilities Board in January 2005. We expect to invest in our network in a variety of ways, including: network technology upgrades in the form of switch upgrades and replacements and the installation of fiber cable; the further deployment of DSL capacity throughout our service area; and upgrades in our central offices.

We expect that capital expenditures will be approximately $30.0 million in fiscal 2005. We estimate that approximately $25.8 million of this amount will be used to maintain and enhance our network infrastructure, as directed by our settlement agreement, and that approximately $4.2 million of this amount will be used for information technology or other capital expenditures. We expect that our annual capital expenditures will be approximately $30.0 million for each year from fiscal 2006 through fiscal 2010. We expect to fund all of these capital expenditures through cash generated by our business. Although the amount of our capital expenditures can fluctuate from quarter to quarter, on an annual basis we do not expect capital expenditures for our existing operations through fiscal 2010 to vary significantly from our estimated amounts.

Our capital expenditure obligations pursuant to our rate settlement with the Iowa Utilities Board may be affected by the new Iowa deregulation law. We are currently determining what, if any, effect the newly-enacted legislation will have on such obligations and will decide prior to July 1, 2005 whether to elect deregulation as provided in the new provisions.

On August 4, 2004, the FCC adopted an order increasing the obligations of carriers to report service outages to the FCC. Most significantly, the order required us to report certain non-customer affecting events in our fiber rings. As part of an industry wide-effort to convince the FCC to reconsider this requirement, we stated to the FCC, on industry wide hearings held on November 19, 2004, that compliance would cause Iowa Telecom to incur at least $16 million of additional capital expenditures over a period of three to five years. As a result of the industry efforts, on December 20, 2004, the FCC prevented the rule from going into effect until the FCC has reconsidered the matter. At this time, we cannot predict the result of this FCC reconsideration, the financial or operational effects or the impact the final rules may have on the company’s operations.

Cash Used in Financing Activities

For the year ended December 31, 2004, net cash used in financing activities was $116.3 million, or an increase of $84.7 million, as compared to the same period in 2003 due primarily to the use of $36 million of cash on hand to redeem the Redeemable Convertible Preferred Stock and the net impact of our initial public offering and the related refinancing.

For the year ended December 31, 2003, net cash used in financing activities was $31.6 million, consisting entirely of payments on long-term debt. For the year ended December 31, 2002, net cash used in financing activities was $41.6 million, consisting of payments on long-term debt of $26.1 million and reductions in our revolving credit facility of $15.5 million.

Long-Term Debt and Revolving Credit Facilities

Credit Facilities

As a part of our initial public offering and the related debt refinancing, we entered into new credit facilities with a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities and retired the previously outstanding senior credit facility with the Rural Telephone Finance Corporation. As of December 31, 2004, we had outstanding $477.8 million of senior debt under the new term facilities and $41.5 million drawn under the new $100.0 million revolving credit facility. The details of the facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of December 31, 2004, $41.5 million was outstanding on the revolving credit facility and $58.5 million was available. Borrowings under the new revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of December 31, 2004, we had $38.5 million outstanding under LIBOR elections at an average all-in rate of 4.3% and $3 million outstanding under the base rate election with an all-in rate of 6.0%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) LIBOR plus 2.0% or (b) a base rate plus 1.0%. As of December 31, 2004, $350 million was based upon a three month LIBOR election effective through January 10, 2005, at an all-in interest rate of 4.4%. Effective January 11, 2005, a new LIBOR election was made effective through March 31, 2005 at an all-in rate of 4.6%. We have entered into an interest rate swap to fix the rate on $350 million of Term Loan B as more fully described below. As of December 31, 2004, the interest rate on the remaining $50 million is based upon a LIBOR election effective through March 9, 2005 at an all-in rate of 4.5%. Effective March 10, 2005, the interest rate on the remaining $50 million is based on a LIBOR election effective through June 9, 2005 at an all-in rate of 4.97%.

Term Loan C is a $70.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Upon the expiration of the 6.65% fixed interest rate on Term Loan C in November 2007, the interest rate on such term loan will convert to the Rural Telephone Finance Cooperative base variable interest rate plus 0.85%.

Term Loan D is a $7.8 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Upon the expiration of the 6.65% fixed interest rate Term Loan D has in November 2007, interest on such term loan will convert to the Rural Telephone Finance Cooperative variable rate plus 0.85%.

As a condition of borrowing under Term Loans C and D, we are required to invest $7.8 million, representing 10% of the total amounts of Term Loans C and D, in Subordinated Capital Certificates (“SCC’s”) of the Rural Telephone Finance Cooperative. SCC’s are non-interest bearing but, as a member of the Rural Telephone Finance Cooperative, we share proportionately in the institution’s net earnings. The Rural Telephone Finance Cooperative will redeem the subordinated capital certificates in proportion to our principal repayments on Term Loans C and D.

The new credit facilities are secured by substantially all of our tangible and intangible assets, properties and revenues as well as those of all of our current and future subsidiaries. The new credit facilities will be guaranteed by all of our current and future subsidiaries.

The new credit facilities permit us to pay dividends to holders of our common stock; however, they contain significant restrictions on our ability to do so. The new credit facilities contain certain negative covenants that, among other things, limit or restrict our ability (as well as those of our subsidiaries) to: create liens and encumbrances; incur debt, issue preferred stock, or enter into leases and guarantees; enter into loans, investments and acquisitions; make asset sales, transfers or dispositions; change lines of business; enter into hedging agreements; pay dividends, redeem stock, or make certain restricted payments; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback or synthetic lease transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to our fiscal year and engaging in mergers and consolidations.

In addition, the financial covenants under the new credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with at December 31, 2004.

Interest Rate Swap

On November 4, 2004 we entered into an interest rate swap agreement with a nationally recognized commercial bank that effectively fixes the interest rate we will pay on specified portions of our indebtedness under Term Loan B. Pursuant to this swap, from November 5, 2004 through December 30, 2007 the interest on $350.0 million of our indebtedness under Term Loan B will be fixed at a weighted average rate of 5.69%; from December 31, 2007 through December 30, 2008 the interest rate on $285.3 million of such indebtedness will be fixed at a weighted average rate of 5.76%; and from December 31, 2008 through November 4, 2009 the interest rate on $142.7 million of such indebtedness will be fixed at 5.87%.

Obligations and Commitments

Our ongoing capital commitments include capital expenditures and debt service requirements. For the year ended December 31, 2004 capital expenditures were $34.8 million; see “—Liquidity and Capital Resources—Cash (Provided by) Used in Investing Activities.”

The following table sets forth our contractual obligations as of December 31, 2004, together with cash payments due in each period indicated.

	Payments Due by Period
Obligation	Total	2005	2006-2007	2008-2009	2010 and after
	(dollars in thousands)
Long-Term Debt:
Senior debt payments	$477,778	$—	$—	$—	$477,778
Revolving credit facility	41,507	—	—	—	41,507
Interest Payments(1)	98,267	25,087	49,604	23,576	—
Operating Lease Payments	513	159	228	122	4

Total Contractual Obligations	$618,065	$25,246	$49,832	$23,698	$519,289

(1)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.

As of December 31, 2004, no letters of credit were outstanding.

Based on our business plan, we currently project that cash provided by operations will be adequate to meet our foreseeable operational liquidity needs for the next 12 months. However, our actual cash needs and the availability of required funding may differ from our expectations and estimates, and those differences could be material. Our future capital requirements will depend on many factors, including, among others, the demand for our services in our existing markets and regulatory, technological and competitive developments.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical, as they are both important to the portrayal of our financial statements and require significant or complex judgment on the part of management. The following is a summary of certain policies considered critical by management.

Impairment of Long-Lived Assets (Including Property, Plant and Equipment), Goodwill and Identifiable Intangible Assets. We reduce the carrying amounts of long-lived assets, goodwill and identifiable intangible assets to their fair values when the fair value of such assets is determined to be less than their carrying amounts. Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the particular asset being tested for impairment, and to select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical operating results, as adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by us in such areas as future economic conditions, industry specific conditions and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets.

We are required to perform an annual impairment review of goodwill as required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. No impairment of goodwill or other long-lived assets resulted from the annual valuation of goodwill we conducted in August 2004.

Revenue Recognition. Revenues are recorded based upon services provided to customers. We record unbilled revenue representing the estimated amounts customers will be billed for services rendered since the last billing date through the end of a particular month. The unbilled revenue estimate is reversed in the following month when actual billings are made.

Allowance for Doubtful Accounts. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While we believe our process effectively addresses our exposure for doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance for doubtful accounts recorded by us.

Income Taxes. Management calculates the income tax provision, current and deferred income taxes along with the valuation allowance based upon various complex estimates and interpretations of income tax laws and regulations. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not they will not be realized. As of December 31, 2004, the balance of the deferred tax asset and the valuation allowances was $26.1 million. To the extent we begin to generate taxable income in future years and it is determined the valuation allowance is no longer required, the tax benefit for the remaining deferred tax assets will be recognized at such time.

At December 31, 2004, our unused tax net operating loss carry forward was $216 million and will expire between 2020 and 2024. The amount of net operating loss allowable to offset income after a change in ownership is limited under Internal Revenue Code (“IRC”) Section 382. Additionally, IRC Section 338 may allow for an increase in this allowance for the periods ending in 2005 through 2009. IRC Section 382 will continue to apply after 2009.

Employee-Related Benefits. We incur certain employee-related benefits associated with pensions and other post-retirement health care benefits (“OPEB”). We use third party specialists to assist management in appropriately measuring the expenses associated with these employee-related benefits. In order to measure the expense associated with these employee-related benefits, management must make a variety of estimates, including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates and anticipated healthcare costs. The estimates used by management are based on our historical experience, as well as current facts and circumstances. Different estimates could result in our recognizing different amounts of expense over different time periods. We evaluate our critical assumptions at least annually, and selected assumptions are based on the following factors:

•	Discount rate is based on a hypothetical portfolio of high quality bonds with cash flows matching our expected benefit payments.

•	Expected return on plan assets is based on our asset allocation mix and our historical return, taking into consideration current and expected market conditions.

•	Healthcare costs trend rate is based on our historical rates of inflation and expected market conditions.

The following table presents the key assumptions used to measure pension and OPEB expense for 2004 and the estimated impact on 2004 pension and OPEB expense relative to a change in those assumptions:

Assumptions	Pension	OPEB
Discount rate	5.75%	6.00%
Expected return on plan assets	7.00%	N/A
Healthcare costs trend rate
Current	N/A	9.50%
Level in 2010	N/A	6.50%

	Increase in Expense
Sensitivities	Pension	OPEB
	(in thousands)
0.25% decrease in discount rate	$136	$14
0.25% decrease in expected return on plan assets	32	N/A
1% increase in healthcare costs trend rate	N/A	442

Off-Balance Sheet Risk and Concentration of Credit Risk

The Company has no off-balance sheet exposure or risk.

Certain financial instruments potentially subject us to concentrations of credit risk. These financial instruments consist primarily of trade receivables and cash and temporary cash investments.

We place our cash and temporary cash investments with high credit quality financial institutions. We also periodically evaluate the credit worthiness of the institutions with which we invest.

We have entered into an interest rate swap agreement to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. The floating rate payer under the interest rate swap agreement is a nationally recognized commercial bank. They have been accorded ratings similar to other large commercial banks by primary rating agencies and we periodically monitor these credit ratings. While we may be exposed to losses due to non-performance of the bank or the calculation agent, we consider the risk remote and do not expect the settlement of this transaction to have a material effect on our financial condition or results of operations.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption, if any. SFAS 123(R) will be effective for our third quarter ending September 30, 2005. Adoption of this standard will not have an effect on the Company’s financial position, results of operations or cash flows as all of our outstanding stock options were fully vested at the date of issuance of SFAS 123(R). Modifications to outstanding stock options after the effective date of the standard may result in additional compensation expense pursuant to the provisions of SFAS 123(R).

Inflation

We do not believe that inflation has a significant effect on the financial results of our operations.

Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from those described herein.

Our dividend policy may limit our ability to pursue growth opportunities.

Our board of directors adopted a dividend policy, effective upon closing of our initial public offering on November 23, 2004, which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our shareholders. As a result, we may not retain a sufficient amount of cash to finance a material expansion of our business, or to fund our operations consistent with past levels of funding in the event of a significant business downturn. In addition, because a significant portion of cash available to pay dividends will be distributed to holders of our common stock under our dividend policy, our ability to pursue any material expansion of our business, including through acquisitions or increased capital spending, will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at all, or at an acceptable cost.

You may not receive any dividends.

We are not obligated to pay dividends. Dividend payments are not guaranteed and are within the absolute discretion of our board of directors. Future dividends with respect to shares of our common stock, if any, will depend on, among other things, our results of operations, working capital requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. In addition, we have reported a loss from continuing operations in the past.

We might not generate sufficient cash from operations in the future to pay dividends on our common stock in the intended amounts or at all. Our board of directors may decide not to pay dividends at any time and for any reason. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate, and that assessment could change based on competitive or technological developments (which could, for example, increase our need for capital expenditures), new growth opportunities or other factors. If our cash flows from operations for future periods were to fall below our minimum expectations, we would need either to reduce or eliminate dividends or, to the extent permitted under the terms of our new credit facilities, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively affect our financial condition, our results of operations, our liquidity and our ability to maintain or expand our business. Our board is free to depart from or change our dividend policy at any time and could do so, for example, if it were to determine that we had insufficient cash to take advantage of growth opportunities. In addition, our credit facilities contain limitations on our ability to pay dividends. See “Dividend Policy and Restrictions” in Item 5 of this report. The reduction or elimination of dividends may negatively affect the market price of our common stock.

We have substantial indebtedness and may incur additional indebtedness in the future, which could restrict our ability to pay dividends.

Our ability to make distributions, pay dividends or make other payments will be subject to applicable law and contractual restrictions contained in the instruments governing any indebtedness of ours and our subsidiaries, including our credit facilities. The degree to which we are leveraged on a consolidated basis could have important consequences to the holders of our common stock, including the following:

•	our ability in the future to obtain additional financing for working capital, capital expenditures or acquisitions may be limited;

•	a significant portion of our cash flow from operations is likely to be dedicated to the payment of the principal of and interest on our indebtedness, thereby reducing funds available for future operations, capital expenditures and/or dividends on our common stock;

•	we may be more vulnerable to economic downturns and be limited in our ability to withstand competitive pressures; and

•	we may have limited flexibility to plan for and react to changes in our business or strategy.

In addition, we may be able to incur substantial additional indebtedness in the future. Any additional debt incurred by us could increase the risks associated with our substantial leverage.

We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limit our business flexibility by imposing operating and financial restrictions on our operations.

Covenants in the credit facilities impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:

•	the incurrence of additional indebtedness and the issuance of preferred stock and certain redeemable capital stock;

•	the payment of dividends on, and purchase or redemption of, capital stock;

•	a number of other restricted payments, including investments and acquisitions;

•	specified sales of assets;

•	specified transactions with affiliates;

•	the creation of a number of liens on our assets;

•	consolidations, mergers and transfers of all or substantially all of our assets;.

•	our ability to change the nature of our business; and

•	our ability to make capital expenditures.

These restrictions could limit our ability to obtain future financing, make acquisitions or fund capital expenditures, withstand downturns in our business or take advantage of business opportunities. Furthermore, the credit facilities also require us to maintain specified total leverage and fixed charge coverage ratios and satisfy specified financial condition tests, and may require us to make annual mandatory prepayments with a portion of our available cash. See “—Long-Term Debt and Revolving Credit Facilities—New Credit Facilities” above in this Item 7. Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

A breach of any of these covenants, ratios or tests could result in a default under the credit facilities. Upon the occurrence of an event of default under the credit facilities, the lenders could elect to declare all amounts outstanding under the credit facilities to be immediately due and payable. If the lenders accelerate the payment of the indebtedness under the credit facilities, our assets may not be sufficient to repay in full this indebtedness and our other indebtedness.

We may not be able to refinance our credit facilities at maturity on favorable terms or at all.

Our credit facilities will mature in full in 2011. We may not be able to renew or refinance the credit facilities, or any renewal or refinancing may occur on less favorable terms. If we are unable to refinance or renew our credit facilities, our failure to repay all amounts due on the maturity date would cause a default under the credit facilities. In addition, our interest expense may increase significantly if we refinance our credit facilities on terms that are less favorable to us than the terms of our credit facilities, which could impair our ability to pay dividends.

We will require a significant amount of cash, which may not be available to us, to service our debt, pay dividends and fund our other liquidity needs.

Our ability to make payments on, or to refinance or repay, our debt, to fund planned capital expenditures, to pay dividends and to expand our business will depend largely upon our future operating performance. Our future operating performance is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Our business may not generate enough cash flow, or future borrowings may not be available to us under the credit facilities or otherwise, in an amount sufficient to enable us to pay our debt, pay dividends or fund our other liquidity needs. If we are unable to generate sufficient cash to service our debt requirements, we will be required to refinance our credit facilities. We may not be able to refinance any of our debt, including the credit facilities, under such circumstances on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including:

•	sales of certain assets to meet our debt service requirements;

•	sales of equity; and

•	negotiations with our lenders to restructure the applicable debt.

Our credit facilities could restrict our ability to do some of these things. If we are forced to pursue any of the above options under distressed conditions, our business and/or the value of our common stock could be adversely affected.

There may be volatility in the trading price of our common stock, which could negatively affect the value of your investment.

The market price of our common stock may fluctuate widely as a result of various factors, such as period-to-period fluctuations in our operating results, sales of our common stock by principal shareholders, developments in the telecommunications industry, the failure of securities analysts to cover our common stock after this offering or changes in financial estimates by analysts, competitive factors, regulatory developments, economic and other external factors, general market conditions and market conditions affecting the stock of telecommunications companies in particular. Telecommunications companies have in the past experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. Any such market volatility may have a significant adverse effect on the market price of our common stock.

Future sales, or the possibility of future sales, of a substantial amount of our common stock may depress the price of the shares of our common stock.

Future sales, or the availability for sale in the public market, of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock, and could impair our ability to raise capital through future sales of equity securities.

Upon closing of the IPO on November 23, 2004, there were 30,864,195 shares of common stock outstanding. The 21,977,895 shares of common stock sold in the offering are freely transferable without restriction or further registration under the Securities Act. The remaining 8,886,300 shares of common stock owned by our existing equity investors are restricted securities within the meaning of Rule 144 under the Securities Act, but will be eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144. We and our existing equity investors have agreed to a “lock-up,” meaning that, subject to specified exceptions, neither we nor they will sell any shares without the prior consent of the representatives of the underwriters until May 16, 2005. Following the expiration of this lock-up period, all of these shares of our common stock will be eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. In addition, members of our management and other employees hold fully vested options to purchase a total of 1,195,919 shares of our common stock. Finally, our existing equity investors and some members of management have certain registration rights with respect to the common stock that they retain or may acquire upon the exercise of options.

We may issue shares of our common stock, or other securities, from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be significant. We may also register, or grant registration rights covering, those shares or other securities in connection with any such acquisitions and investments.

Your interests may conflict with those of our current shareholders with whom we conduct significant business.

Our largest shareholder, Iowa Network Services, Inc., as of January 27, 2005 held 16.46% of our outstanding common stock. Iowa Network Services, Inc. is in the telecommunications business and provides long distance, wireless, dial-up and DSL Internet access and other services throughout Iowa that compete with certain aspects of our business to the extent permitted by the terms of non-competition arrangements between Iowa Network Services, Inc. and us. We anticipate that Iowa Network Services, Inc. will continue to compete with us in the future, and such competition may intensify following the recent, as well as any future, reduction in Iowa Network Services, Inc.’s equity interest in us.

Iowa Network Services, Inc. is owned by 127 independent incumbent local exchange carriers, which each own between 0.32% and 3.17% of Iowa Network Services, Inc. These incumbent local exchange carriers provide telecommunications services in exchanges adjacent to or nearby our exchanges, sometimes in competition with services we provide. Competition with these incumbent local exchange carriers could intensify following the recent, as well as any future, reduction in Iowa Network Services, Inc.’s equity interest in us.

Our organizational documents could limit another party’s ability to acquire us and therefore could deprive our investors of the opportunity to obtain a takeover premium for their shares.

A number of provisions in our amended and restated articles of incorporation and amended and restated bylaws will make it difficult for another company to acquire us and, therefore, for you to receive any related takeover premium for your shares. For example, our amended and restated articles of incorporation provide for a classified board of directors, prohibit removal of directors without cause and authorize the issuance of preferred stock without shareholder approval and upon such terms as the board of directors may determine. The rights of the holders of shares of our common stock will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future.

We are also subject to laws that may have a similar effect. For example, federal and Iowa telecommunications laws and regulations generally prohibit a direct or indirect transfer of control over our business without prior regulatory approval. Section 490.1110 of the Iowa Business Corporation Act prohibits us from engaging in a business combination with an interested shareholder for a period of three years from the date the person became an interested shareholder unless certain conditions are met. The Iowa Business Corporation Act also provides that only shareholders representing at least 50% of our shares entitled to vote may request that our board of directors call a special meeting of shareholders and that, in evaluating any acquisition offer, our board of directors may consider the interests of our employees, suppliers, creditors and customers, the interests of the communities in which we operate, and the long-term interests of our company and the shareholders, in addition to the financial interests of shareholders.

Limitations on usage of our net operating losses, and other factors requiring us to pay cash taxes in future periods, may affect our ability to pay dividends to you.

The IPO resulted in an “ownership change” for purposes of Section 382 of the Internal Revenue Code. As a result, our ability to use our substantial net operating losses to offset taxable income for taxable periods ending after the date of the offering are limited. In addition, we currently are able to take significant deductions from taxable income associated with the amortization of intangibles through 2014. Consequently, in the future we may be required to pay cash income taxes because of limitations on using our net operating losses, or because all of our net operating losses have been used or have expired, or because our intangible assets have been fully amortized. Any of the foregoing would have the effect of increasing our taxable income and potentially reducing our after-tax cash flow available for payment of dividends in future periods, and may require us to reduce dividend payments on our common stock in such future periods.

Risks Relating to Our Business and Industry

Competition in the telecommunications industry could result in access line losses or reduce our customer base, possibly requiring that we lower our rates, increase marketing expenditures, invest in new technologies or capabilities or use discounting and promotional campaigns that adversely affect our margins.

We face actual or potential competition from other local service providers, including wireless service providers, who have entered and may continue to enter our service areas. Such competition has resulted in access line losses and decreasing revenues. In general, when we lose a customer to a competitor for local service we also lose that customer for all related services, such as long distance and Internet service, and may also lose the access charge revenues for that customer. We have interconnection agreements with 33 of the competitive local exchange carriers authorized to offer local service in our service area, of which four are authorized to provide service statewide and 24 are authorized to provide service only in specific exchanges or regions.

In addition, six municipal telephone utilities operate as competitive local exchange carriers in some of our markets and we understand that other communities we serve may be evaluating the establishment of a municipal telephone utility. In particular, in November 2004, an organization called “Opportunity Iowa” was formed to encourage municipalities to build their own fiber to the home communications networks. The Iowa Legislature is currently considering legislation that would provide procedural safeguards to ensure that citizens can make informed decisions when voting on referenda necessary to approve such ventures. We cannot predict the likelihood or extent of success of Opportunity Iowa, the likelihood of passage of pending legislation, or the effect of such legislation on Opportunity Iowa or on our business.

Wireless providers also currently compete in most of our rural markets. We expect this competition to continue, and likely become more acute, in the future. We also compete, or may in the future compete, with companies that provide other close substitutes for the traditional telephone services we provide, like cable television, voice over Internet protocol, high-speed fiber optic networks or satellite telecommunications services, and companies that might provide traditional telephone services over nontraditional network infrastructures, like electric utilities. We are subject to regulations, like those requiring us to provide number portability for wireless carriers, that reduce the barriers to entry faced by some providers of substitute services, and may be subject to other regulations favoring substitute services in the future.

We may in the future compete with the Iowa Communications Network or with a future purchaser of the assets now owned by the Iowa Communications Network.

The Iowa Communications Network, a state-owned limited use network with more than 3,000 miles of fiber optic cable extending into all 99 Iowa counties, and capable of providing a variety of voice, data and video communication services, currently is prohibited by state law from providing telephone service to parties other than school districts, higher education institutions, state and federal agencies, the United States Post Office, hospitals and physicians’ clinics and public libraries. The assets now owned by the Iowa Communications Network could be used to provide voice, data and video communications, and the state of Iowa has previously considered modifying state law to permit the sale of the Iowa Communications Network to a private party. A sale of the Iowa Communications Network or its assets, or a change in the law permitting broader use of the Iowa Communications Network, could provide additional competition for us.

We may continue to lose access lines due to economic conditions and competition.

Our business generates revenue by delivering voice and data services over access lines. In the past, we have experienced net access line loss due to challenging economic conditions and increased competition. Our total access line count increased by 0.3% during 2004 and decreased 3.9% if we exclude lines served by our competitive local exchange carrier. We may continue to experience net access line losses in our markets for an unforeseen period of time. Continued access line losses could adversely affect our revenues and earnings.

We may not be able to integrate future technologies, respond effectively to customer requirements or provide new services.

The communications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these technological changes on our business. New technologies and products may not be compatible with our existing technologies and systems. In addition, our existing technologies and systems may not be competitive with new superior technologies and products which may reduce service prices. These developments could require us to incur unbudgeted upgrades or the procurement of additional products that could be expensive. If we do not adequately replace or upgrade our technology and equipment that becomes obsolete, we may not be able to compete effectively. Technological changes in the communications industry may have a material adverse effect on our business or financial results. We may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all.

In addition to technological advances, other factors could require us to further expand or adapt our network, including an increasing number of customers, demand for greater data transmission capacity, failure of our technology and equipment to support operating results anticipated in our business plan and changes in our customers’ service requirements. Expanding or adapting our network could require substantial additional financial, operational and managerial resources, any of which may not be available to us.

Network disruptions could adversely affect our operating results.

To be successful, we will need to continue providing our customers with a high capacity, reliable and secure network. Some of the risks to our network and infrastructure include:

•	physical damage to access lines;

•	power loss from, among other things, adverse weather conditions;

•	capacity limitations;

•	software and hardware defects;

•	breaches of security, including sabotage, tampering, computer viruses and break-ins; and

•	other disruptions that are beyond our control.

Disruptions or system failures may cause interruptions in service or reduced capacity for customers. If service is not restored in a timely manner, agreements with our customers or service standards set by the Iowa Utilities Board may obligate us to provide credits or other remedies, and this would reduce our revenues or increase our costs. Service disruptions could also damage our reputation with customers, causing us to lose existing customers or have difficulty attracting new ones.

We may not be able to maintain the necessary rights-of-way for our network.

We are dependent on rights-of-way and other permits from railroads, utilities, state highway authorities, local governments and transit authorities to install conduit and related telecommunications equipment for any expansion of our network. We may need to renew current rights-of-way for our network and cannot assure you that we would be successful in renewing these agreements on acceptable terms. Some of our agreements may be short-term, revocable at will, or subject to termination upon customary default provisions, and we may not have access to existing rights-of-way after they have expired or terminated. If any of these agreements were terminated or could not be renewed, we may be required to remove our existing facilities from under the streets or abandon our networks. Similarly, we may not be able to obtain right-of-way agreements on favorable terms, or at all, in new service areas, and, if we are unable to do so, our ability to expand our network, if we decide to do so, could be impaired.

We may incur expenses in connection with potential contamination recently discovered near one of our diesel storage tanks.

On October 29, 2004, we discovered that groundwater near the underground diesel fuel storage tank located in our Mount Pleasant, Iowa facility contained levels of Total Extractable Hydrocarbons (“TEH”) for diesel and waste oil that exceeded the Tier 1 target levels established by the Iowa Department of Natural Resources. Subsequent testing has confirmed the presence of diesel and waste oil TEH and also revealed the presence of free diesel product. A Tier 2 evaluation and free product assessment is underway. We have engaged an environmental engineer to investigate the cause of these elevated chemical levels, the scope of any potential contamination, and what, if any, remedial activities will be required. At this time, we do not know if the contamination will require remedial action or if our diesel fuel storage tank is the source of the contamination. If remedial action is required, the costs of such activities would be borne by us.

The successful operation and growth of our business are dependent on economic conditions and population stability in Iowa.

Virtually all of our customers and operations are located in Iowa. Due to our geographical concentration, the successful operation and growth of our businesses is dependent on economic conditions in Iowa. The Iowa economy, in turn, is dependent upon many factors, including the strength of the agricultural economy and continued growth in manufacturing and service industries.

The economies of rural communities, such as those that we serve, are affected by many of the same factors as the Iowa economy in general. In addition, rural communities face additional challenges to their economic stability and growth. The populations of many rural communities in Iowa, particularly smaller towns, have been declining. Limited capital availability may hinder the growth of rural businesses. Any deterioration in general economic conditions in Iowa is likely to result in lower demand for our services, which would reduce our revenues.

Our competitive local exchange carrier strategy may adversely affect our profitability and Adjusted EBITDA.

We intend to expand our operations in both telephone and Internet services through our competitive local exchange carrier subsidiary into areas adjacent to our incumbent local exchange carrier territory. As of December 31, 2004, we had approximately 15,200 competitive local exchange carrier access lines in 18 exchanges. We expanded into additional markets and invested approximately $3.3 million in our competitive local exchange carrier operations cumulative though December 31, 2004, principally to fund operating losses during this expansion phase. Our competitive local exchange carrier business incurred losses during this expansion period and may require additional funding for capital expenditures and operating losses in the future. Our competitive local exchange carrier business had a net operating income loss of $1.4 million in 2004. Competitive local exchange carrier profitability is contingent on obtaining customers from the incumbent local exchange service provider in a cost-effective manner. Either an incumbent provider or another competitive local exchange carrier may diminish our profitability by expanding its marketing efforts or offering additional products. Furthermore, as a result of the recently enacted statutory provisions regarding deregulation of basic local services, the incumbent provider will have greater flexibility to respond to competition from our competitive local exchange carrier, which may reduce our margins and have other negative impacts on our profitability.

We face risks associated with our strategy of growth through acquisitions.

Any future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and finance those acquisitions before our competitors. In addition, future acquisitions by us could result in the incurrence of indebtedness or contingent liabilities, which could have a material adverse effect on our business and our ability to achieve sufficient cash flow, provide adequate working capital and service our indebtedness. Any future acquisitions could also expose us to increased risks, including:

•	the difficulty of integrating the acquired personnel, network, operations and other support systems;

•	the potential disruption of our ongoing business and diversion of resources and management time;

•	the inability to generate revenues from acquired businesses sufficient to offset acquisition costs;

•	the inability of management to maintain uniform standards, controls, procedures and policies;

•	the risks of entering markets in which we have little or no direct prior experience;

•	the difficulty in enhancing our customer support resources to adequately service our existing customers and acquired customers; and

•	the impairment of relationships with suppliers, employees, or unions as a result of changes in management of the acquired company.

Any future acquisitions of access lines will likely be subject to prior approvals from the Federal Communications Commission and the Iowa Utilities Board or other applicable state regulatory commissions. We may not be able to obtain such approvals, in which case the acquisition could be delayed or not consummated.

We may not be successful in efficiently managing the growth of our business.

Our business plan will, if successfully implemented, result in growth of our operations, which may place a significant strain on our management, financial and other resources. To achieve and sustain growth we must, among other things, monitor operations, control costs, maintain regulatory compliance, maintain effective quality controls and maintain adequate internal management, technical, provisioning, information, billing, customer service and accounting systems. We may not be able to successfully integrate and use the employee, management, operational and financial resources necessary to manage a developing and expanding business in an evolving, regulated and increasingly competitive industry.

Our relationships with other telecommunications companies are material to our operations and their financial difficulties may affect our business.

We originate and terminate calls for long distance carriers and other interexchange carriers over our network and for that service we receive payments called access charges. Some of the carriers that pay us these access charges are our largest customers in terms of revenues. Several such carriers have recently declared bankruptcy or are experiencing substantial financial difficulties. During the past three years, two major long distance carriers with which we conduct business, MCI WorldCom and Global Crossing, declared bankruptcy. Our inability to collect access charges from these bankrupt or financially distressed carriers has had a negative effect on our financial results and cash flows, as would any subsequent bankruptcies or disruptions in the businesses of these or other interexchange carriers. Our ability to collect past due amounts of access billings from carriers is hampered by federal and state regulations governing business relationships of these bankrupt or financially distressed carriers.

We use many vendors and suppliers that derive significant amounts of business from customers in the telecommunications business. Associated with the difficulties facing many service providers, some of these vendors and suppliers recently have experienced substantial financial difficulties, in some cases leading to bankruptcies and liquidations. Any disruptions experienced by these vendors and suppliers as a result of their own financial difficulties may affect their ability to deliver products or services to us, and delays in such deliveries could have an adverse affect on our business.

We face risks associated with our reliance on our information and billing systems.

We currently rely on a combination of internal systems and licenses with third party vendors for our information and billing systems. These systems are vital to our growth and ability to monitor and control costs, bill customers, process orders, and provide customer service. If our information and billing systems fail or do not perform as expected, our ability to collect revenues, provide adequate customer service and accurately track our expenses and revenues would be impaired, with potentially materially adverse effects on our business and operations. In particular, we have recently switched to a new customer billing system purchased from a third party vendor who was the provider of our previous billing system. If we experience significant difficulties in the installation, use or reliability of this new system, or if it does not perform as expected, we would be at risk of suffering the adverse effects just mentioned. In addition, if our third party vendors cancel or do not renew our license agreements, we could face disruption in our operations, as well as unforeseen expense for obtaining suitable replacement services from other vendors.

We depend on key members of our senior management team.

Our success depends largely on the skills, experience and performance of key members of our senior management team, including Alan L. Wells, our President and CEO. Mr. Wells has an employment agreement with us, which expires on December 31, 2005. Mr. Wells receives two years severance if we do not enter into a new employment agreement with him prior to the end of the term of his current employment agreement. Mr. Wells and we expect to enter into a new agreement prior to the expiration of his current employment agreement. Competition for senior management in our industry is intense and we may have difficulty retaining our current managers or attracting new managers in the event of termination or resignation.

Risks Related to Our Regulatory Environment

Our business is subject to extensive regulation that could change in a manner adverse to us.

We operate in a heavily regulated industry, and most of our revenues come from providing services regulated by the Federal Communications Commission, or FCC, and the Iowa Utilities Board. Federal and state communications laws may be amended in the future, and other laws may affect our business. The FCC and the Iowa Utilities Board may add new rules, amend their rules or change the interpretation of their rules at any time. Laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts, and could be changed at any time. We cannot predict future developments or changes to the regulatory environment, or the impact such developments or changes would have on us.

Regulatory decisions relating to unbundling and pricing of network services may have an adverse effect on us.

The FCC requires incumbent local exchange carriers to unbundle elements of their networks and provide these unbundled network elements to competitive local exchange carriers based on a forward-looking cost methodology. As discussed under Item 1, “Federal Regulation—Unbundling of Network Elements,” the extent of these obligations remains the subject of litigation funded by an industry group and potential further regulatory revision. Future regulatory and related judicial decisions regarding the availability and pricing of unbundled network elements may also affect potential plans regarding our competitive local exchange carrier.

FCC decisions concerning telecommunications policy and judicial review of such decisions may adversely affect our business.

The Telecom Act provides for significant changes and increased competition in the telecommunications industry. This federal statute and its related regulations remain subject to judicial review and additional rulemakings of the FCC, thus making it difficult to predict what effect this actually will have on us, our operations and our competitors. For example, the FCC is considering changes to intercarrier compensation applicable to wireless providers and other local exchange carriers that could adversely affect the access revenues of our incumbent local exchange carrier and competitive local exchange carrier operations, and the manner in which we will be compensated for terminating calls originating on other carriers’ networks and compensate other carriers for handling calls that originate on our network. The FCC is also examining its universal service policies, including policies with respect to both contribution and disbursement, that could have an effect on the amount and timing of our receipt of universal service funds for switching support. Further, many FCC telecommunications decisions are subject to substantial judicial review and delay. These delays and related litigation create uncertainty over federal policies and rules, and may affect our business plans, investments and operations.

New regulations and changes in existing regulations may force us to incur significant expenses.

Our business may be adversely affected by laws and regulations that impose new or greater obligations related to assisting in law enforcement, bolstering homeland security, reducing environmental impacts, or other aspects of our business. For example, existing provisions of the Communications Assistance for Law Enforcement Act and FCC regulations implementing the Communications Assistance for Law Enforcement Act require telecommunications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance. We cannot predict whether and when the FCC might modify such regulations or any other rules, or what compliance with new rules might cost. Similarly, we cannot predict whether or when federal or state legislators or regulators might impose new security, environmental or other obligations on our business.

Changes to laws and regulations to which we are subject, and the introduction of new technologies, including voice over Internet protocol, may result in loss or reduction of revenues from network access charges.

Access charges, which are intended to compensate us for providing other carriers with originating, terminating or transport services for their calls on our local network, accounted for approximately 42% of our revenues in 2004. Access charges are collected as fees charged to providers of long distance services, fees charged to business and residential customers, and fees charged to wireless providers and other local exchange carriers for originating and terminating their interexchange calls.

Large long distance providers have advocated in the past, and continue to advocate, that access charges they are required to pay should be reduced and the revenues replaced, perhaps only in part, by raising the fees charged to business and residential customers or by receipts from a universal service fund. Large long-haul network providers have also argued and continue to argue that access charges do not apply to specific types of traffic. The combined or individual results of these long distance carrier efforts could be to reduce the amount of access charge revenue we receive. Access charge reform is a key element of the universal service issues under review by state and federal regulators and legislators. We cannot predict whether or when action may be taken on any of these issues, or what effect any action may have on revenues and costs of our incumbent local exchange carrier and competitive local exchange carrier operations.

The emerging technology known as voice over Internet protocol can be used to carry user-to-user voice communications over dial-up or broadband service. The FCC has ruled that some voice-over-Internet protocol arrangements are not regulated as telecommunications services, but as a conventional telephone service that uses Internet protocol in its backbone is a telecommunications service. The FCC has initiated a proceeding to review the regulatory status of voice over Internet protocol services and the possible application of various regulatory requirements, including the payment of access charges, to voice over Internet protocol providers. Providers of voice over Internet protocol-based services that are classified as enhanced services are not required to pay access charges at the present time. Expanded use of voice over Internet protocol technology could reduce the access revenues received by local exchange carriers like us. We cannot predict whether or when voice over Internet protocol providers may be required to pay or be entitled to receive access charges, or the extent to which users will substitute voice over Internet protocol calls for traditional wireline communications.

As the incumbent local exchange carrier in our service areas, we are subject to regulation that is not applicable to our competitors.

Federal and state rules impose obligations and limitations on us, as an incumbent local exchange carrier, that are not imposed on some of our competitors. Federal obligations require us to, among other things, share facilities, allow unbundled access to our network and resale of our services purchased at wholesale rates, file tariffs for access charges, maintain certain types of accounts, and file certain types of reports. Similarly, Iowa law, among other things, imposes accounting and reporting requirements and service obligations on us that do not exist for our competitors. In addition, in Iowa we operate under a statutory price regulation plan that, with regard to our basic local exchange services and certain regulated non-basic services, imposes obligations and restrictions on us that are not generally imposed on our competitors. As our business becomes increasingly competitive, these regulatory disparities could impede our incumbent local exchange carrier business’s ability to compete in the marketplace, which, in turn, could have a material adverse effect on our business.

Service outage reporting may result in substantial expenditures.

On August 4, 2004, the FCC adopted rules requiring certain telecommunications carriers to begin reporting additional information to the FCC in the event of selected service outages and related events affecting some fiber rings. On December 20, 2004, the FCC stayed the rules’ effectiveness pending agency reconsideration of their merits, in part due to concerns about the substantial expenditures required of telecommunications carriers in order to comply with the new reporting obligations. At this time, we cannot predict the consequences of the FCC’s reconsideration or the financial or operational impacts any final rules may have on us.

ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk

Our short-term excess cash balance, if any, is typically invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

Under the terms of our credit facilities, our long-term secured debt facilities will mature November 2011. Our $400.0 million of indebtedness under Term Loan B, maturing in 2011, bears interest per year at either (a) LIBOR plus 2.0% or (b) a base rate plus 1.0%. On November 4, 2004, we entered into an interest rate swap agreement with a nationally recognized commercial bank for the purpose of fixing the interest on specified portions of these borrowings from November 5, 2004 through November 4, 2009. Pursuant to the swap agreement, we will pay a fixed rate of interest on Term Loan B on a notional $350.0 million from November 5, 2004 through December 30, 2007; on a notional $285.3 million from December 31, 2007 through December 30, 2008; and on a notional $142.7 million from December 31, 2008 through November 5, 2009, in each case while receiving the applicable floating rates.

We pay interest at a fixed rate on all borrowings under Term Loans C and D through November 2007. Thereafter, we expect our interest rates under Term Loans C and D to convert to the Rural Telephone Finance Cooperative variable rate then in effect, as provided in the credit facilities.

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to: $50.0 million of borrowings under Term Loan B through December 30, 2007; $114.7 million of borrowings under Term Loan B from December 31, 2007 through December 30, 2008; $257.3 million of borrowings under Term Loan B from December 31, 2008 through November 4, 2009; and the entire $400.0 million of Term Loan B from November 5, 2009 through maturity in 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $41.5 million of borrowings drawn under the revolving credit facility at December 31, 2004. With respect to our $77.8 million of borrowings under Term Loans C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from November 2007 through maturity in November 2011. A one percent change in the underlying interest rates for the variable rate debt that was outstanding on December 31, 2004 would have an impact of approximately $915,000 per year on our interest expense while our fixed rates and swaps are in place.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Iowa Telecommunications Services, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Iowa Telecommunications Services, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Iowa Telecommunications Services, Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. As described in Note 13 to the consolidated financial statements, the Company retroactively adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” effective January 1, 2004.

/s/ Deloitte & Touche LLP

Des Moines, Iowa

March 25, 2005

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2004

(Dollars in Thousands)

	2003	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,849	$2,874
Accounts receivable, net	16,816	19,416
Inventories	2,966	2,979
Prepayments and other current assets	1,465	3,224

Total Current Assets	58,096	28,493

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	469,923	496,145
Accumulated depreciation	(128,408)	(164,409)

Net Property, Plant and Equipment	341,515	331,736

GOODWILL	460,097	460,113
INTANGIBLE ASSETS AND OTHER, net	14,428	15,800

INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	57,602	16,642

Total Assets	$931,738	$852,784

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$—	$41,507
Accounts payable	12,845	15,889
Advanced billings and customer deposits	6,084	6,525
Accrued and other current liabilities	22,933	23,123
Current maturities of long-term debt	41,250	—

Total Current Liabilities	83,112	87,044

LONG-TERM DEBT	604,500	477,778
OTHER LONG-TERM LIABILITIES	42,451	12,000

Total Liabilities	730,063	576,822
REDEEMABLE CONVERTIBLE PREFERRED STOCK	125,000	—

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 22,601,037 and 30,864,195 issued and outstanding, respectively	226	309
Additional paid-in capital	179,774	314,634
Retained deficit	(103,325)	(38,897)
Other comprehensive income	—	(84)

Total Stockholders’ Equity	76,675	275,962

Total Liabilities and Stockholders’ Equity	$931,738	$852,784

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(Dollars in Thousands, Except Per Share Amounts)

	2002	2003	2004
REVENUE AND SALES:
Local services	$71,427	$70,231	$82,778
Network access services	91,854	91,031	94,957
Toll services	20,525	21,695	23,167
Other services and sales	19,513	22,552	27,217

Total Revenues and Sales	203,319	205,509	228,119

OPERATING COSTS AND EXPENSES:
Cost of services and sales	53,852	49,534	55,766
Selling, general and administrative	31,648	34,241	37,418
Depreciation and amortization	43,919	45,849	47,941

Total Operating Costs and Expenses	129,419	129,624	141,125

OPERATING INCOME	73,900	75,885	86,994

OTHER INCOME (EXPENSE):
Interest and dividend income	2,724	4,034	4,057
Interest expense	(53,982)	(51,838)	(55,654)
Other, net	—	—	(21,193)

Total Other Expense, net	(51,258)	(47,804)	(72,790)

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	22,642	28,081	14,204
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NOTE 5)	(98,369)	—	—

NET INCOME (LOSS)	(75,727)	28,081	14,204
GAIN ON REDEMPTION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK	—	—	57,681
PREFERRED DIVIDEND	(8,750)	(8,750)	(2,056)

INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	$(84,477)	$19,331	$69,829

EARNINGS (LOSS) PER SHARE—BASIC:
Income before cumulative effect of change in accounting principle	$0.61	$0.86	$2.97
Cumulative effect of change in accounting principle	(4.35)	—	—

Income (loss) available for common shareholders	$(3.74)	$0.86	$2.97

EARNINGS (LOSS) PER SHARE—DILUTED:
Income before cumulative effect of change in accounting principle	$0.61	$0.79	$2.64
Cumulative effect of change in accounting principle	(4.35)	—	—

Income (loss) available for common shareholders	$(3.74)	$0.79	$2.64

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(Dollars in Thousands)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Other Comprehensive Income	Total
BALANCE, January 1, 2002	22,601,037	$226	$179,774	$(38,179)	$—	$141,821

Loss available for common stockholders	—	—	—	(84,477)	—	(84,477)

BALANCE, December 31, 2002	22,601,037	226	179,774	(122,656)	—	57,344

Income available for common stockholders	—	—	—	19,331	—	19,331

BALANCE, December 31, 2003	22,601,037	226	179,774	(103,325)	—	76,675

Income available for common stockholders	—	—	—	69,829	—	69,829
Other comprehensive income (loss)	—	—	—	—	(84)	(84)

Total comprehensive income	—	—	—	69,829	(84)	69,745

Issuance of common stock, net of issuance costs	8,263,158	83	144,765	—	—	144,848
Dividends declared ($0.175 per share)	—	—	—	(5,401)	—	(5,401)
Redemption of stock options	—	—	(10,046)	—	—	(10,046)
Compensation from compensatory stock options	—	—	141	—	—	141

BALANCE, December 31, 2004	30,864,195	$309	$314,634	$(38,897)	$(84)	$275,962

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(Dollars in Thousands)

	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(75,727)	$28,081	$14,204
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cumulative effect of change in accounting principle	98,369	—	—
Gain on disposal of exchanges	(1,214)	—	—
Depreciation	41,733	43,921	45,576
Amortization of intangible assets	2,186	1,928	2,365
Non-cash stock based compensation expense	—	—	141
Loss from fees to retire existing debt	—	—	18,557
Write-off of deferred financing costs	—	—	3,568
Changes in operating assets and liabilities:
Receivables	3,581	347	(2,600)
Inventories	831	(1,514)	(51)
Accounts payable	(3,299)	3,762	3,044
Other assets and liabilities	3,497	3,255	(8,169)

Net Cash Provided by Operating Activities	69,957	79,780	76,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,408)	(23,761)	(34,803)
Proceeds from the disposal of exchanges	3,486	—	—
Business acquisition	—	(1,044)	(1,697)
Redemption of RTFC capital certificates	—	—	50,000
Purchase of RTFC capital certificates	—	—	(7,778)

Net Cash Provided by (used in) Investing Activities	(15,922)	(24,805)	5,722

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	(15,500)	—	41,507
Redemption of redeemable preferred stock	—	—	(100,000)
Issuance of senior subordinated notes	—	—	66,000
Payment of issuance costs for senior subordinated notes	—	—	(1,974)
Early retirement of long-term debt	—	—	(681,500)
Payment of fees to retire existing debt	—	—	(18,557)
Issuance of long-term debt	—	—	477,778
Payment of issuance costs for long term debt	—	—	(4,138)
Issuance of common stock, net of issuance costs	—	—	144,848
Redemption of stock options	—	—	(10,046)
Payment on long-term debt	(26,125)	(31,625)	(30,250)

Net Cash Used in Financing Activities	(41,625)	(31,625)	(116,332)

NET CHANGE IN CASH AND CASH EQUIVALENTS	12,410	23,350	(33,975)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,089	13,499	36,849

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,499	$36,849	$2,874

Cash paid for interest	$55,943	$52,058	$50,823

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

During the years ended December 31, 2002, 2003 and 2004, the Company recorded undeclared and unpaid preferred stock dividends of $8,750, $8,750 and $2,056, respectively.

Dividends on common stock of $5,401 were declared on December 17, 2004 for the shareholders of record as of December 31, 2004 and the dividend was paid on January 17, 2005.

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

1. ORGANIZATION

Business Description—Iowa Telecommunications Services, Inc. and subsidiaries (“Iowa Telecom” or the “Company”) is the second largest incumbent local exchange carrier (ILEC) in the State of Iowa and is estimated to be the fifteenth largest ILEC in the United States, with an integrated telecommunications network serving approximately 300 local exchanges with approximately 267,000 access lines. Iowa Telecom provides local, long distance and Internet access and communications equipment primarily to rural residential and business customers, and provides access services to interexchange carriers (IXCs) and other communications companies. The Company operates on a regulatory basis under intrastate price cap regulation in the State of Iowa and under various FCC regulations for its interstate services. On July 1, 2000, the Company acquired substantially all of the operating assets of GTE’s Iowa operations (the “GTE Acquisition”). The Company manages its business as one operating segment.

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Iowa Telecommunications Services, Inc., the parent company, is an operating company. For 2004, its revenues, earnings and total assets represent approximately 97% of total consolidated revenues, and over 99% of earnings and total assets of the consolidated company. The subsidiaries, individually and in the aggregate, are not material as they represent approximately 3% of consolidated revenue and less than 1% of consolidated earnings and total assets for 2004.

Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, the earning process is complete and collectibility is reasonably assured. The prices for most services are filed in tariffs with the appropriate regulatory bodies that exercise jurisdiction over the various services.

Local Services—Monthly recurring local line charges are billed to end users in advance. Revenue is recognized during the period these services are rendered. Billed but unearned revenue is deferred and recorded as current liability included in advance billings and customer deposits.

Network Access Services—Network access revenue primarily consists of switched access revenue billed to other carriers. Switched access revenue is billed in arrears based on originating and terminating minutes of use. Earned but unbilled switched access revenue is included in receivables. Network access revenue also contains special access revenue. Special access revenue is billed in advance based on recurring fees and recognized in revenue during the period these fees are earned. Network access revenue and special access revenue is recognized in the month services are provided.

Toll Services—Toll services are typically billed to end users in arrears based on actual usage. Earned but unbilled toll services are included in receivables. Toll service revenue is recognized in the month services are provided.

Other Services and Sales—Other services and sales consist primarily of dial-up and DSL Internet access services. Other services and sales also include revenues from directory publishing, inside line care and the sale and maintenance of customer premise equipment, or CPE. The monthly recurring charges for dial-up and DSL Internet access services and inside line care are billed to end users in advance. Revenue is recognized during the period these services are provided. Billed but unearned revenue is included in advance billings and customer deposits. The Company recognizes directory services revenue on a straight-line basis over the twelve month period in which the corresponding directory is distributed. The Company recognizes the revenue from the sale and maintenance of customer premise equipment in the period the sale or service is rendered.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash and temporary investments with maturities at acquisition of three months or less.

Estimating Valuation Allowances—The Company must make estimates of the uncollectability of its accounts receivables. The Company specifically analyzes accounts receivables and historic bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Inventories and Supplies—Inventories, which consists mainly of cable, supplies and replacement parts, are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

Property and Depreciation—Property, plant and equipment are carried at cost. Depreciation has been calculated using the composite remaining life methodology and straight-line depreciation rates. This method depreciates the remaining net investment in telephone plant, less anticipated net salvage value, over remaining economic asset lives by asset category. This method requires the periodic review and revision of depreciation rates. The economic asset lives used are as follows: buildings – 20 years; cable and wire – 7-20 years; switching and circuit equipment – 10 years; and other property – 5-10 years. When depreciable telephone plant is retired in the normal course of business, the amount of such plant is deducted from the respective plant and accumulated depreciation accounts.

Software—The Company capitalizes costs (including right-to-use fees) associated with externally acquired software for internal use. Project costs associated with internally developed software are segregated into three project states: preliminary project stage, application development stage and post-implementation stage. Costs associated with both the preliminary project stage and the post-implementation stages are expensed as incurred. Costs associated with the application development stage are capitalized. Software maintenance and training costs are expensed as incurred. Capitalized software is generally amortized on a straight-line method basis over its useful life, not to exceed five years.

Goodwill and Other Intangible Assets—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under various conditions) for impairment in accordance with this statement. Impairment occurs when the fair value of the asset is less than its carrying value. The Company performs its annual goodwill impairment test during the third quarter, primarily using a discounted cash flow methodology. Intangible assets with definite lives include the value assigned to customer base and easements at the date of acquisition, which are being amortized using a straight-line method over 6 to 20 years.

Impairment of Long-Lived Assets—The Company assesses the recoverability of long-lived assets, including property, plant and equipment and definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, if the sum of the expected cash flows (undiscounted and without interest) resulting from the use of the asset are less than the carrying amount, an impairment loss is recognized based on the difference between the carrying amount and the fair value of the assets. No impairment loss has been recognized to date.

Debt Issuance—Deferred financing costs are amortized over the term of the related debt issuance.

Income Taxes—Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities at each balance sheet date using enacted tax rates

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

expected to be in effect in the year the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is unlikely they will be realized.

Stock-Based Compensation—In 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), using the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, effective January 1, 2004. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is recognized as expense over the vesting period. In connection with the use of the retroactive restatement method, the Company calculated the fair value of outstanding awards using the minimum value method as if the fair value method of SFAS No. 123 had been applied from its original effective date. As a result, the Company recorded no stock-based compensation expense for fiscal 2002 and 2003 because all awards granted had no fair value at the date of grant. In 2004 the Company recorded $18,000 of stock-based compensation expense related to 27,028 options awarded during the year. Also in 2004, the Company recorded $123,000 of stock-based compensation expense to reflect the change in the fair value of the options upon the reduction of the exercise price resulting from the declaration of a cash dividend on December 17, 2004.

Fair Value of Financial Instruments—The estimated fair value of accounts receivable, accounts payable, and short-term and long-term notes payable approximate the carrying values unless otherwise indicated. The carrying value of receivables and accounts payable approximate fair value based on their short-term nature.

Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), which was a revision of SFAS No. 123. SFAS 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The adoption of this standard in June 2005 likely will not have a significant affect on the Company’s financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

2. EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and conversion of outstanding convertible securities, where dilutive. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the Years Ended December 31,
	2002	2003	2004
	(in thousands except per share amount)
Income before cumulative effect of change in accounting principle	$22,642	$28,081	$14,204
Gain on redemption of redeemable convertible preferred stock	—	—	57,681
Preferred dividend	(8,750)	(8,750)	(2,056)

Income available to common stockholders—basic	13,892	19,331	69,829
Effects of dilutive securities:
Preferred dividend	—	8,750	2,056

Income available to common stockholders—diluted	$13,892	$28,081	$71,885

Weighted average shares outstanding—basic	22,601	22,601	23,482

Diluted shares outstanding:
Weighted average shares outstanding	22,601	22,601	23,482
Add shares contingently issuable upon conversion of preferred securities	—	13,087	3,039
Add shares issuable upon exercise of stock options, net	—	—	685

Weighted average shares outstanding—diluted	22,601	35,688	27,206

Income before cumulative effective of a change in accounting principle:
Basic	$0.61	$0.86	$2.97
Diluted	$0.61	$0.79	$2.64

At the end of fiscal 2002 and 2003, there were 2,200,686 options outstanding, with exercise prices in excess of market value of common stock that were therefore excluded from the diluted earnings per share calculation. Earnings per share calculations for fiscal 2002 did not assume conversion of preferred securities because to do so would have an antidilutive effect.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at December 31:

	2003	2004
	(in thousands)
Customers	$12,113	$12,492
Connecting companies	5,683	9,010
Other	981	1,061
Allowance for doubtful accounts	(1,961)	(3,147)

Total	$16,816	$19,416

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

The following is a summary of activity for the allowance of doubtful accounts during each of the three years ended December 31, 2004:

	Beginning Balance	Additional Charges to Income (Loss)	Deduction from Reserve	Ending Balance
Year ended December 31, 2002	$3,071	$5,038	$(6,384)	$1,725
Year ended December 31, 2003	1,725	767	(531)	1,961
Year ended December 31, 2004	1,961	2,116	(930)	3,147

The Company grants credit to its customers in the normal course of business and at December 31, 2003 and 2004 had outstanding trade receivables from telecommunications companies which totaled $5.7 million and $9.0 million, respectively. For the three years ended December 31, 2004, the Company had no customers that represented more than 10% of total revenues and sales.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

	Estimated Useful Lives in Years	2003	2004
		(in thousands)
Land	—	$2,520	$2,764
Buildings	20	20,152	21,407
Plant and equipment	7-20	432,047	455,143
Furniture, vehicles and other	5-10	6,299	7,776
Construction in progress	7-20	8,905	9,055

		469,923	496,145
Less accumulated depreciation		(128,408)	(164,409)

Total property, plant and equipment, net		$341,515	$331,736

During 2002, the Company sold certain exchanges and received $3.5 million in proceeds and recognized a gain on disposal of exchanges in the amount of $1.2 million.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. The adoption of this standard required an initial impairment test as of January 1, 2002 to determine whether goodwill was impaired. Based on the results of the test, the Company recorded a $98.4 million impairment of goodwill as of January 1, 2002. The impairment is recorded in the consolidated statement of operations as a cumulative effect of a change in accounting principle.

The Company performed its annual impairment test, primarily using a discounted cash flow method, as of August 31, 2002, 2003 and 2004. This test indicated no further impairment of goodwill existed.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

Intangible and other assets consist of the following at December 31:

	Life	2003
		Cost	Accumulated Amortization	Net Book Value
		(in thousands)
Definite-lived intangible assets	6-20 years	$18,732	$(6,620)	$12,112
Other assets		3,271	(955)	2,316

Total		$22,003	$(7,575)	$14,428

	Life	2004
		Cost	Accumulated Amortization	Net Book Value
		(in thousands)
Definite-lived intangible assets	6-20 years	$19,340	$(8,983)	$10,357
Other assets		9,370	(5,295)	4,075
Fair value of swap agreement		—	—	1,368

Total		$28,710	$(14,278)	$15,800

Amortization expense for intangible assets was $2.2 million, $1.9 million and $2.4 million for the years ended December 31, 2002, 2003 and 2004, respectively. Estimated annual amortization expense for the next five years and cumulative thereafter is as follows (in thousands):

2005	$2,964
2006	2,160
2007	1,256
2008	1,051
2009	1,051
Thereafter	5,950

Total	$14,432

6. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following at December 31:

	2003	2004
	(in thousands)
Accrued interest	$646	$1,339
Property tax payable	7,412	7,285
Revenue subject to refund	7,777	—
Dividends payable	—	5,401
Other	7,098	9,098

Total	$22,933	$23,123

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

7. LONG-TERM DEBT

Long-term debt obligations consists of the following at December 31:

	2003	2004
	(in thousands)
New Credit Facility Term Loan B	$—	$400,000
New Credit Facility Term Loan C	—	70,000
New Credit Facility Term Loan D	—	7,778
Retired senior credit facility term loan—Tranche A	145,750	—
Retired senior credit facility term loan—Tranche B	500,000	—

	645,750	477,778
Less current portion	41,250	—

Long-term debt obligations, net of current portion	$604,500	$477,778

The aggregate maturities of long-term obligations for each of the next five years and thereafter subsequent to December 31, 2004 are as follows:

Year Ended December 31,	Term Loan B	Term Loan C	Term Loan D	Total
(in thousands)
2005	$—	$—	$—	$—
2006	—	—	—	—
2007	—	—	—	—
2008	—	—	—	—
2009	—	—	—	—
Thereafter	400,000	70,000	7,778	477,778

Total	$400,000	$70,000	$7,778	$477,778

Long-Term Debt and New Credit Facilities. As a part of our initial public offering and the related debt refinancing which was closed on November 23, 2004, we entered into a new credit facility with a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities and retired the previously outstanding senior credit facility with the Rural Telephone Finance Corporation. As of December 31, 2004, we have outstanding $477.8 million of senior debt under the new term facilities and $41.5 million drawn under the new $100.0 million revolving credit facility. The details of the facility are as follows:

•	The revolving credit facility will expire in 2011 and permits borrowings up to an aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of December 31, 2004, $41.5 million was outstanding on the revolving credit facility and $58.5 million was available. Borrowings under the new revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of December 31, 2004, we had $38.5 million outstanding under LIBOR elections at an average all-in rate of 4.3% and $3.0 million outstanding under the base rate election with an all-in rate of 6.0%.

•	Term Loan B is a $400 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) LIBOR plus 2.0% or (b) a base rate plus 1.0%. As of December 31, 2004, $350 million was based upon a three month LIBOR election effective through January 10, 2005, at an all-in interest rate of 4.4%. Effective January 11, 2005, a new LIBOR election was made effective through March 31, 2005 at an all-in rate of 4.6%. We have entered into an interest rate swap to fix the rate on $350 million of Term B Loan as more fully described below. As of December 31, 2004, the interest rate on the remaining $50 million is based upon a LIBOR election effective through March 10, 2005 at an all-in rate of 4.5%.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

•	Term Loan C is a $70 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. The interest rate on Term Loan D has been fixed at 6.65% through November 2007, thereafter Term Loan C will be at the Rural Telephone Finance Cooperative variable rate plus 0.85%.

•	Term Loan D is a $7.8 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. The interest rate on the Term Loan D has been fixed at 6.65% through November 2007, thereafter the Term Loan D will be at the Rural Telephone Finance Cooperative variable rate plus 0.85%.

As a condition of borrowing under Term Loans C and D, we are required to invest $7.8 million, representing 10% of the total amounts of Term Loans C and D, in Subordinated Capital Certificates (“SCC’s”) of the Rural Telephone Finance Cooperative. SCC’s are non-interest bearing but, as a member of the Rural Telephone Finance Cooperative, we share proportionately in the institution’s net earnings. The Rural Telephone Finance Cooperative will redeem the subordinated capital certificates in proportion to our principal repayments on Term Loans C and D.

Interest Rate Swap. On November 4, 2004, we entered into an interest rate swap agreement with a nationally recognized commercial bank that effectively fixes the interest rate we will pay on specified portions of our indebtedness under Term Loan B. Pursuant to this swap, from November 5, 2004 through December 30, 2007 the interest on $350 million of our indebtedness under Term Loan B will be so fixed at a weighted average rate of 5.69%; from December 31, 2007 through December 30, 2008 the interest rate on $285.3 million of such indebtedness will be so fixed at a weighted average rate of 5.76%; and from December 31, 2008 through November 4, 2009 the interest rate on $142.7 million of such indebtedness will be so fixed at 5.87%.

The new credit facilities are secured by substantially all of our tangible and intangible assets, properties and revenues as well as those of all of our current and future subsidiaries. The new credit facilities will be guaranteed by all of our current and future subsidiaries.

The new credit facilities permit us to pay dividends to holders of our common stock; however, they contain significant restrictions on our ability to do so. The new credit facilities contain certain negative covenants that, among other things, limit or restrict our ability (as well as those of our subsidiaries) to: create liens and encumbrances; incur debt, issue preferred stock, or enter into leases and guarantees; enter into loans, investments and acquisitions; make asset sales, transfers or dispositions; change lines of business; enter into hedging agreements; pay dividends, redeem stock, or make certain restricted payments; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback or synthetic lease transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to our fiscal year and engaging in mergers and consolidations.

In addition, the financial covenants under the new credit facilities specify, among other things, certain fixed charge coverage ratios and maximum total leverage ratio, as defined.

Retired Senior Credit Facility Term Loan with Rural Telephone Finance Cooperative:

The Tranche A term loan of $220 million was repayable in quarterly installments of 2.5% of outstanding principal commencing on June 30, 2001 escalating to 5.625% on June 30, 2006, with the balance due on March 31, 2007. The loan bears interest at LIBOR plus 3% (4.19% to 4.25% at December 31, 2003). The loan was extinguished in connection with the Company’s initial public offering and related debt restructuring in 2004.

The Tranche B term loan of $500 million was repayable in quarterly installments of 2.5% of outstanding principal commencing on June 30, 2007 escalating to 3.5% on June 30, 2013, with the balance due on March 31, 2015. The loan bore interest at a fixed rate of 8.85% through August 2005, subsequently, the interest rate

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

reverted to the RTFC variable rate plus 1.10%. At December 31, 2003, the amount available under the Company’s long-term credit facility was $475 million of the original principal amount. The remaining $25 million bore interest at the RTFC variable rate plus 1.10% (5.30% at December 31, 2003). The loan was extinguished in connection with the Company’s initial public offering and related debt refinancing in 2004.

The Company had a long-term revolving credit facility through the Rural Telephone Finance Cooperative in the amount of $30 million expiring in June 2005. At December 31, 2003, no amounts were outstanding under this facility. At December 31, 2003, the amount available under the long-term credit facility was reduced by the outstanding letter of credit of $10 million. The credit facility bore interest at the Rural Telephone Finance Cooperative revolving rate plus 1.25% (5.90% at December 31, 2003). The facility was extinguished in connection with the Company’s initial public offering and related debt refinancing in 2004.

As a condition of being granted the original Rural Telephone Finance Cooperative loan, the Company was required to invest $50 million in Subordinated Capital Certificates (“SCCs”) with the Rural Telephone Finance Cooperative. SCCs are non-interest bearing, but as a member of the Rural Telephone Finance Cooperative, the Company shares proportionately in the net earnings of the Rural Telephone Finance Cooperative. Rural Telephone Finance Cooperative distributions of net earnings are made through cash distributions and issuances of patronage capital certificates (included in investment in and receivables from Rural Telephone Finance Cooperative), which are redeemed at the option of the Rural Telephone Finance Cooperative. The Company’s share of Rural Telephone Finance Cooperative net earnings, included in interest and dividend income, was $2.6 million, $3.6 million and $3.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. As a part of the IPO and the related debt restructuring, the Company redeemed the $50 million in SCC’s.

Retired Senior Subordinated Notes:

In connection with the repurchase of the redeemable convertible preferred stock, on March 26, 2004 the Company issued $66 million of senior subordinated notes due March 26, 2007. Interest on the notes was payable quarterly beginning in June 2004. The notes bore interest at a floating rate per annum, reset quarterly, equal to LIBOR plus 925 basis points, with LIBOR never being less than 1.5%. The senior subordinated notes were redeemed in connection with the Company’s initial public offering and related debt refinancing in 2004.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 1, 2000, the Company issued 125,000 shares of Series A mandatorily redeemable convertible preferred stock in connection with the GTE acquisition. The Company could pay at any time, all or a portion of accumulated dividends. As of December 31, 2003, the Company has accrued preferred stock dividends of $30.7 million which is included in other long-term liabilities.

On March 5, 2004, the Company agreed to repurchase its Series A mandatorily redeemable convertible preferred stock and related accrued preferred stock dividends for an aggregate purchase price of $100 million. The recorded amounts of preferred stock and related accrued preferred stock dividend were $125 million and $32.7 million, respectively, as of closing of the repurchase on March 26, 2004. The repurchase was financed through a combination of funds received from the issuance of $66 million of senior subordinated notes and cash on hand.

9. COMMON AND PREFERRED STOCK

Common Stock—The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value. Holders of common stock have one vote per share. The Company issued 8,263,158 shares of common stock in conjunction with its initial public offering.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

Preferred Stock—The Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.01 par value, in one or more series, from time to time, with such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as may be provided in a resolution or resolutions adopted by the Board of Directors. The authority of the Board of Directors includes, but is not limited to, the determination of the following with respect to any such series: (i) the number of shares; (ii) the dividend rate and time of payment, if any, whether such dividends are cumulative, and if so, from which date; (iii) whether shares are to be redeemable and, if so, the terms and amount of any sinking fund providing for the purchase or redemption of such shares; (iv) whether shares shall be convertible and, if so, the terms and provisions thereof; (v) the rights of the shares in the event of voluntary or involuntary liquidation, dissolution or winding up affairs of the Company; (vi) whether the shares will have priority over or be on a parity with or be junior to any other class in any respect; and (vii) whether the shares will have voting rights.

10. INCOME TAXES

The Company’s provision for income taxes for the years ended December 31, 2002, 2003 and 2004 differs from the amounts determined by applying the statutory Federal income tax rate of approximately 35% to net income (loss) before income taxes for the following reasons:

	2002	2003	2004
	(in thousands)
Expense (benefit) at federal rate	$(26,807)	$10,022	$2,923
Increase (decrease) resulting from:
State income taxes	(4,165)	1,557	526
Other, net	(196)	192	—
Valuation allowance	31,168	(11,771)	(3,449)

Total income tax expense	$—	$—	$—

The Company’s deferred income tax asset consists of the following temporary differences at December 31:

	2003	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$75,609	$89,082
Impairment of goodwill	40,626	40,626
Start-up costs	1,344	448
Allowance for doubtful accounts	719	1,209
Other	432	727

	118,730	132,092
Deferred tax liabilities:
Depreciation and amortization	(88,523)	(105,319)
Other	(632)	(647)

	(89,155)	(105,966)

Net deferred tax assets	29,575	26,126
Less valuation allowance	(29,575)	(26,126)

	$—	$—

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

At December 31, 2004, the Company has unused tax net operating loss carryforwards of approximately $216 million which expire in 2020 to 2024. For income tax purposes, the amount of net operating loss allowable to offset income after a change in ownership is limited under IRC Section 382. Additionally, IRC Section 338 may allow for an increase in this allowance for tax periods ending in 2005 through 2009. The IRC Section 382 limitation will continue to apply after 2009.

A valuation allowance has been provided at December 31, 2003 and 2004 for the net deferred tax assets, due to the Company’s cumulative losses. The Company will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent the Company generates taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

11. LEASES

The Company leases building space in various locations throughout its serving area.

Future minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year are as follows as of December 31, 2004 (in thousands):

2005	$159
2006	158
2007	70
2008	68
2009	54
Thereafter	4

Total	$513

Rental expense for the years ended December 31, 2002, 2003 and 2004 was $502,000, $350,000 and $571,000, respectively.

12. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan, that covers many former GTE employees and most union employees. The provisions of the Plan were assumed by the Company in connection with the GTE Acquisition. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum death benefits, and various annuity options.

During the year ended December 31, 2002, the Company allowed participants to “Opt-Out” of the Plan. An opt-out employee is an eligible employee who elected a one time irrevocable election to receive benefits under the Iowa Telecom Employee Savings Plans in lieu of benefit accruals under the Plan. Participants who opted-out of the Plan became participants of the Iowa Telecom Spin-Off Pension Plan for Transferred Salaried and Hourly Employees (the “Spin-Off Plan”), created in January 2002 to pay “opt-out” benefits. The Spin-Off Plan terminated on August 18, 2002, with all benefits paid out in November 2002. As the Plan had a significant reduction in participants due to the “opt-out” option, the Company recorded a related curtailment/settlement loss within the projected benefit obligation.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

Components of pension benefit costs and weighted average actuarial assumptions at December 31 are:

	2002	2003	2004
	(in thousands)
Pension Benefit Cost:
Service cost	$849	$857	$967
Interest cost	1,799	1,248	1,336
Expected return on plan assets	(1,597)	(881)	(900)
Amortization of unrecognized actuarial loss	—	33	275
Amendment	54	—	—

Total pension benefit cost	$1,105	$1,257	$1,678

Actuarial Assumptions:
Discount rate	6.5%	6.5%	5.75%
Expected return on plan assets	8.0%	7.5%	7.0%
Long-term rate of compensation increase	4.5%	4.5%	4.0%

The change in projected benefit obligation, change in plan assets, and funded status of the plans at December 31, were:

	2003	2004
	(dollars in thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$18,389	$22,654
Service cost	857	967
Interest cost	1,248	1,336
Actuarial loss	3,857	1,130
Benefits paid	(1,697)	(294)

Projected benefit obligation at end of year	$22,654	$25,793

Change in Plan Assets:
Fair value of plan assets at beginning of year	$11,675	$12,663
Actual return on plan assets	1,208	724
Employer contributions	1,477	1,797
Benefits paid	(1,697)	(294)

Fair value of plan assets at end of year	$12,663	$14,890

Funded Status:
Unrecognized actuarial loss	$5,452	$6,483

Accrued benefit cost	$4,539	$4,420

Actuarial assumptions:
Discount rate	5.75%	5.75%
Long-term rate of compensation increase	4.00%	4.00%

The discount rate the Company used is based on the yield of a portfolio of high quality, fixed income debt instruments matched against the timing and amounts of projected future benefits. The expected return on plan assets is based on the Company asset allocation mix and the Company historical return, taking into account current and expected market conditions. The actual return on pension plan assets was approximately 5% in 2004, compared to 10% in 2003. During 2004, the Company decreased the expected return on plan assets from 7.5% to 7.0%.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31, were:

	2003	2004
	(dollars in thousands)
Projected benefit obligation	$22,654	$25,793
Accumulated benefit obligation	15,678	18,524
Fair value of plan assets	12,663	14,890

Cash Contributions

The following table details the Company cash contributions for the years ended December 31, 2003 and 2004, and the expected contributions for 2005 (in thousands):

2003	$1,477
2004	1,797
2005 (expected)	1,746

The Company policy with respect to funding the qualified plans is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes.

Benefit Payments

The following table details expected benefit payments for the years 2005 through 2014 (in thousands):

2005	$828
2006	1,027
2007	1,243
2008	1,498
2009	1,774
Years 2010 – 2014	13,543

Asset Allocation Strategy

The Company pension plan asset allocation at December 31, 2003 and 2004 and target allocation for 2005 are as follows:

	Target Allocation	Percentage of Plan Assets December 31,
Assets Category	2005	2003	2004
Equity securities	30%	35%	30%
Debt securities	65%	64%	65%
Real estate	0%	0%	0%
Other	5%	1%	5%

Total	100%	100%	100%

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve the Company’s target of an average long-term rate of return of 7.0% to 8.0%. While the Company

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

believes achievement of a long-term average rate of return of 7.0% to 8.0% is possible, the Company cannot be certain that the portfolio will perform to these expectations. Assets are strategically allocated between equity and debt securities in order to achieve a diversification level that mitigates wide swings in investment returns. The majority of the plan’s assets are invested in debt securities because debt portfolios have historically provided less volatility than equity portfolios. Correspondingly, debt portfolios also entail lower returns than equity portfolios based on historical information. The risk of loss in the plans’ portfolio is mitigated by investment in a broad range of corporate bonds and equity types.

The investment of pension plan assets in the Company securities is specifically prohibited for both the equity and debt portfolios other than through index fund holdings.

Defined Contribution Plan

The Company participates in two 401(k) employee savings plans which allow for voluntary contributions into designated investment funds by eligible employees. The Iowa Telecom Savings Plan covers full-time salaried employees, with the Company matching employees’ contributions at the rate of 75% on the first 6% of contributions. The Iowa Telecom Hourly Savings Plan covers members of the Communication Workers of America (CWA) and International Brotherhood of Electrical Workers (IBEW), with the Company matching employees’ contributions at the rate of 66% on the first 6% of contributions. The Company may make additional contributions on behalf of both 401(k) employee savings plans’ participants who are not participants in the Iowa Telecom Pension Plan. For fiscal 2002, 2003 and 2004, the Company made additional contributions of 3% of eligible compensation. Company contributions for both plans were $1.4 million, $1.3 million and $1.3 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Post Retirement Benefits

The Company assumed a postretirement benefit obligation plan for employees who were qualifying for benefits at the date of the GTE Acquisition. This plan provides for certain medical and life insurance benefits to select employees who satisfy the requirements for an early or normal pension under the defined benefit pension plan.

Components of postretirement benefit costs and weighted average actuarial assumptions at December 31, are:

	2002	2003	2004
	(dollars in thousands)
Postretirement Benefit Cost:
Service cost	$190	$180	$176
Interest cost	442	521	541
Amortization of unrecognized prior service cost	(42)	(67)	(136)
Amortization of unrecognized net actuarial loss	37	94	158
Cost for special termination benefits	93	215	—

Total postretirement benefit cost	$720	$943	$739

Actuarial Assumptions:
Discount rate	6.5%	6.5%	6.0%

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

The change in accumulated benefit obligation, change in plan assets, and funded status of the plans at December 31, were:

	2003	2004
	(dollars in thousands)
Change in Accumulated Benefit Obligation:
Accumulated benefit obligation at beginning of year	$7,093	$9,263
Service cost	180	176
Interest cost	521	541
Actuarial loss	1,450	752
Benefits paid	(196)	(384)
Amendments	—	(559)
Cost for special termination benefits	215	—

Accumulated benefit obligation at end of year	$9,263	$9,789

Fair value of plan assets at end of year	$—	$—

Funded Status:
Unrecognized prior service cost	$324	$746
Unrecognized net actuarial gain	(2,354)	(2,971)

Accrued benefit cost	$7,233	$7,564

Actuarial Assumptions:
Discount rate	6.0%	5.5%

The health care cost trend rate used in determining the accumulated postretirement benefit obligation at December 31, 2003 and 2004 was assumed to be 9.5%, decreasing incrementally until reaching an ultimate rate of 5% in 2013.

Assumed health care cost trend rates may have a significant effect on the amount reported for health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	One Percent Increase	One Percent Decrease
	(in thousands)
Effect on total service and interest cost components	$251	$(84)
Effect on postretirement benefit obligation	2,861	(978)

Cash Contributions and Benefit Payments

The Company’s postretirement benefits are unfunded, therefore cash contributions for postretirement benefits are equal to the benefit payments.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

The following table details the cash contributions and benefit payments for the years ended December 31, 2002, 2003 and 2004, and the expected cash contributions and benefit payments for 2005 through 2014 (in thousands):

2002	$54
2003	196
2004	384
2005 (expected)	483
2006 (expected)	556
2007 (expected)	640
2008 (expected)	595
2009 (expected)	666
Years 2010 – 2014 (expected)	4,543

All benefit payments for other postretirement benefits are voluntary, as the postretirement plans are not funded, and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent claims paid for medical and life insurance, and the Company anticipates the 2005 postretirement benefit payments will be made from cash generated from operations.

Recent Changes in Medicare

In accordance with the FASB Staff Position No. FAS 106-1, the effects, if any, of the Medicare Prescription Drug Improvement and Modernization Act of 2003 on the plan were not reflected in the above measures of the benefit obligation or benefit cost. Specific authoritative guidance on accounting for the federal subsidy provided to employers who provide retirees with prescription drug benefits that are at least actuarial equivalent to those provided under the Act is pending and that guidance, when issued, could require the Company to change previously reported information.

13. STOCK INCENTIVE PLANS

The Iowa Telecommunications, Inc. Stock Incentive Plan (the “Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the Incentive Plan, options have been granted for the purchase of 2,227,714 shares of which 1,031,795 have been redeemed for cash and 1,195,919 remain outstanding. No new options will be granted under the Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the initial public offering vested pursuant to the terms of the Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

During 2004, in connection with the Company’s initial public offering, the Company adopted the fair value recognition provisions of SFAS No. 123 using the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, effective January 1, 2004. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is recognized as expense over the vesting period. In connection with the use of the retroactive restatement method, the Company calculated the fair value of outstanding awards using the minimum value method as if the fair value method of SFAS No. 123 had been applied from its original effective date. As a result, the Company recorded no stock-based compensation expense for fiscal 2002 and 2003 because all awards granted had no fair value at the date of grant. In 2004, the Company recorded $18,000 of stock-based compensation expense related to 27,028 options awarded during the

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

year. Also in 2004, the Company recorded $123,000 of stock-based compensation expense to reflect the change in the fair value of the options upon the reduction of the exercise price resulting from the declaration of a cash dividend on December 17, 2004.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were 2,200,686 options granted in 2002 and none granted in 2003. The following weighted-average assumptions were used in determining the options fair value: dividend yield of 0%, average risk-free interest rate of approximately 5%; and expected lives of 10 years from grant date. Because the Company was not a public entity, the volatility of the stock was excluded in estimating the options value, as permitted under SFAS No. 123. The fair value of the options granted during 2002 was $0.

During 2004, options representing 27,028 shares of common stock were granted with a weighted-average grant date fair value of $0.67 per share. The following weighted-average assumptions were used in determining the options fair value: dividend yield of 0%, average risk-free interest rate of approximately 5%, and expected lives of 10 years from the grant date. Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate of 35% for a pool of similar entities was used.

A summary of the status of the stock option plan as of December 31, 2003 and 2004, and the changes during the years then ended is presented below:

	2003		2004
Fixed Options	Shares	Average Exercise Price per Share	Shares	Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	2,200,686	$8.04	2,200,686	$8.04
Granted	—	—	27,028	11.10
Exercised	—	—	1,031,795	8.07

OUTSTANDING AT END OF YEAR	2,200,686	8.04	1,195,919	$7.90

Options exercisable at year end	1,718,524	$7.99	1,195,919	$7.90

Weighted-average grant date fair value of options granted during the year	—	$—	27,028	$0.67

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life In Years	Number	Weighted Average Exercise Price per Share
$ 7.50 to $ 8.25	1,021,546	7.3 years	1,021,546	$7.79
$ 8.26 to $ 9.00	159,178	7.6 years	159,178	8.34
$10.75 to $11.50	15,195	9.1 years	15,195	10.93

The weighted average exercise price of options exercisable at December 31, 2004 reflects the reduction which resulted from the declaration of a $.175 per share cash dividend, as required by the Plan. The cash dividend was declared December 17, 2004.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

Pursuant to the Plan document, all options became fully vested on November 23, 2004 as a result of the change in share ownership resulting from the Company’s initial public offering of common stock. However, in accordance with agreements entered into in connection with our initial public offering, the unexercised options generally may not be exercised for a period of at least 180 days beginning November 23, 2004.

14. RELATED PARTY TRANSACTIONS

The Company sells network and special access services to a significant stockholder. The Company also purchases certain services including switch monitoring and telecommunication circuits from the related party and resells certain products obtained from the related party. The following table summarizes the amounts included in the accompanying financial statements related to these services:

	2002	2003	2004
	(in thousands)
Revenues	$3,094	$3,465	$2,929
Expenses	9,720	8,426	8,972
Accounts receivable	65	260	146
Accounts payable	630	734	2,388

15. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Temporary Cash Investments—The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Investments—Long-term investments consist primarily of equity investments in consolidated subsidiaries for which disclosure of fair value is not required, and Rural Telephone Financial Cooperative (“RTFC”) Subordinated Capital Certificates. It is not practicable to estimate the fair value of the RTFC Subordinated Capital Certificates because there is no quoted market price for the ownership of the Subordinated Capital Certificates, which is a requirement of the Company’s debt agreement.

Debt—The fair value of bank debt was estimated using discounted cash flow calculations and current market interest rates. The fair value of floating rate debt is considered to be equal to the carrying value because the debt re-prices at market rates at least every twelve months and the Company does not believe its credit risk has changed materially from the date of the most recent re-price.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

The estimated fair value of our financial instruments is as follows:

	2003		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and temporary cash investments	$36,849	$36,849	$2,874	$2,874

Financial Liabilities:
Fixed Rate long-term debt:
RTFC term loan—Tranche B	$475,000	$487,915	$—	$—
Term Loan C	—	—	70,000	69,727
Term Loan D	—	—	7,778	7,747

Floating rate debt:
RTFC term loan—Tranche A	$145,750	$145,750	$—	$—
RTFC term loan—Tranche B	25,000	25,000	—	—
Term Loan B	—	—	400,000	400,000

Interest rate swap	$—	$—	$1,368	$1,368

17. OFF BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and cash and temporary cash investments.

The Company places its cash and temporary cash investments with high credit quality financial institutions. The Company also periodically evaluates the credit worthiness of the institutions with which it invests.

The Company has entered into an interest rate swap agreement to adjust the interest rate profile of its debt obligations and to achieve a targeted mix of floating and fixed rate debt. The floating rate payer under the interest rate swap agreement is a nationally recognized commercial bank. They have been accorded ratings similar to other large commercial banks and we periodically monitor these credit ratings. While the Company may be exposed to losses due to non-performance of the bank (the calculation agent), it considers the risk remote and does not expect the settlement of this transaction to have a material effect on its financial condition or results of operations.

18. DISCLOSURES ABOUT FAIR VALUE OF INTEREST RATE SWAP

On November 4, 2004, the Company entered into an interest rate swap agreement in contemplation of the recapitalization which occurred on November 23, 2004. The purpose of the swap agreement is to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt.

From November 5, 2004, through November 22, 2004 (the period between the initiation of the swap and the closing of the IPO and the new credit facility), the swap agreement was not designated as a hedge. As such, the gain of $1.8 million for this period was recognized in Other Income in the Company’s Consolidated Statement of Operations.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

Effective November 23, 2004, the Company designated the swap agreement as a hedge to convert the variable rate interest payments due on $350 million of Term Loan B to fixed rate payments. From November 23, 2004, through December 31, 2004, the Company recognized a loss of $408,000 resulting from the decline in the fair value the swap instrument of which $324,000 was deemed to be due to the ineffective portion and included in income and $84,000 was included in Other Comprehensive Income.

The fair value of the Company’s interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a major financial institution. The fair value of the interest rate swap as of December 31, 2004, was $1.4 million and is recorded in the Intangible and Other Assets section of our Consolidated Balance Sheets. A valuation allowance has been provided at December 31, 2004 for the net deferred tax assets due to the Company’s cumulative losses. As such, the entry to adjust the fair value of the interest rate swap has not been tax effected. The Company did not have any interest rate swaps at any time during 2003.

19. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED)

	First Quarter(1)	Second Quarter(2)	Third Quarter	Fourth Quarter(3)
	(in thousands except per share amounts)
2004
Operating revenues	$53,432	$62,911	$55,042	$56,734
Operating income	19,590	29,071	19,251	19,082
Net Income (loss)	7,665	16,508	6,684	(16,653)
Income (loss) available for common stockholders	63,290	16,508	6,684	(16,653)

Earnings per share—basic	$2.80	$0.73	$0.30	$(0.64)
Earnings per share—diluted	$1.88	$0.72	$0.29	$(0.64)

2003
Operating revenues	$50,298	$50,770	$52,133	$52,308
Operating income	17,417	18,334	20,917	19,217
Net Income (loss)	5,180	6,243	8,809	7,849
Income available for common stockholders	2,992	4,056	6,622	5,661

Earnings per share—basic	$0.13	$0.18	$0.29	$0.25
Earnings per share—diluted	$0.13	$0.17	$0.25	$0.22

(1)	Income available for common stockholders for the first quarter of 2004 includes a $57.7 million gain on the redemption of redeemable convertible preferred stock.
(2)	The second quarter of 2004 includes the recognition of $7.1 million of revenue collected in prior years subject to refund.
(3)	Net income (loss) and income (loss) available for common stockholders for the fourth quarter of 2004 include $26.2 million of expenses associated with the Company’s initial public offering in November of 2004. Expenses associated with the offering include $18.6 million for prepayment fees on the retired debt, $3.8 million for selling shareholder equity issuance costs, $3.6 million for the write-off of the remaining debt issuance costs related to the retired debt, and operating expense of $0.2 million for other miscellaneous costs.

ITEM 9. Changes In And Disagreement with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls And Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2004 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company that could significantly affect internal controls.

ITEM 9B. Other Information

None.

PART III.

ITEM 10. Directors And Officers Of The Registrant

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 13. Certain Relationships And Related Transactions

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 14. Principal Accountant Fees And Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV.

ITEM 15. Exhibits And Financial Statements Schedules

(a) Index to Financial Statements

1. Financial Statements: The consolidated financial statements and supplementary data are set forth under Item 8 of this Form 10-K.

2. Financial Statement Schedules: All schedules are inapplicable or the required information is included elsewhere herein.

(b) Exhibits

Reference is made to the Index to Exhibits, immediately preceding the exhibits to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 30, 2005.

IOWA TELECOMMUNICATIONS SERVICES, INC.

/s/ ALAN L. WELLS
Alan L. Wells President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN L. WELLS Alan L. Wells	President, Chief Executive Officer and Director	March 30, 2005

/s/ CRAIG A. KNOCK Craig A. Knock	Vice President, Chief Financial Officer and Treasurer, Principal Accounting Officer	March 30, 2005

/s/ EDWARD J. BUCHANAN Edward J. Buchanan	Chairman of the Board of Directors	March 30, 2005

/s/ BRIAN F. FRIEDMAN Brian F. Friedman	Director	March 30, 2005

/s/ KEVIN R. HRANICKA Kevin R. Hranicka	Director	March 30, 2005

/s/ STUART B. KATZ Stuart B. Katz	Director	March 30, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Stock Repurchase Agreement, dated as of March 5, 2004, between Iowa Telecommunications Services, Inc. and GTE Midwest Incorporated.*

3.1	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc.*

3.2	Amended and Restated By-Laws of Iowa Telecommunications Services, Inc.*

4.2	Amended and Restated Stockholders and Registration Rights Agreement, dated as of November 17, 2004, among Iowa Telecommunications Services, Inc., ING Furman Selz Investors III, L.P., ING Barings US Leveraged Equity Plan LLC, ING Barings Global Leveraged Equity Plan Ltd., Iowa Network Services, Inc., BancBoston Ventures Inc., Teachers Insurance and Annuity Association of America, and the individual holders of options to purchase common stock named therein.*

10.1	Settlement Agreement dated as of April 2, 2004, between Iowa Telecommunications Services, Inc., the Iowa Utilities Board, the Office of Consumer Advocate, and Coon Rapids Municipal Utilities, Grundy Center Municipal Communications Utility, Harlan Municipal Utilities, Reinbeck Municipal Telecommunications Utility, Manning Municipal Communication and Television System Utility, and The Community Cable Television Agency of O’Brien County.*

10.2	Purchase Agreement, dated as of March 26, 2004, between Iowa Telecommunications Services, Inc., as Issuer, the Guarantors named therein and CIBC World Markets Corp., and the other Purchasers named therein, relating to floating rate senior subordinated notes due 2007.*

10.3	Floating rate senior subordinated note (included in Exhibit 10.2).*

10.4	Amended and Restated Credit Agreement, dated as of November 23, 2004, among Iowa Telecommunications Services, Inc., the several lenders from time to time parties thereto, CIBC World Markets Corp. and Lehman Brothers Inc., as co-lead arrangers, National Rural Utilities Cooperative Finance Corporation, as co-arranger, CIBC World Markets Corp., as syndication agent, and the Rural Telephone Finance Cooperative, as administrative agent.*

10.5	Form of Mortgage and Security Agreement, dated as of November 23, 2004, by and between Iowa Telecommunications Services, Inc., as mortgagor and Rural Telephone Finance Cooperative, as mortgagee.*

10.6	Amended and Restated Pledge and Security Agreement, dated as of November 23, 2004, by and between Iowa Telecommunications Services, Inc., as pledgor and Rural Telephone Finance Cooperative, as collateral agent.*

10.7	Amended and Restated Guaranty, dated as of November 23, 2004, between Iowa Telecom Communications, Inc. and the Rural Telephone Finance Cooperative, as administrative agent.*

10.8	Amended and Restated Guaranty, dated as of November 23, 2004, between Iowa Telecom Data Services, L.C. and the Rural Telephone Finance Cooperative, as administrative agent.*

10.9	Amended and Restated Guaranty, dated as of November 23, 2004, between Iowa Telecom Technologies, LLC and the Rural Telephone Finance Cooperative, as administrative agent.*

10.10	Amended and Restated Security Agreement, dated as of November 23, 2004, among Iowa Telecommunications Services, Inc., Iowa Telecom Communications, Inc., Iowa Telecom Data Services, L.C., Iowa Telecom Technologies, LLC, and Rural Telephone Finance Cooperative.*

10.11	Employment Agreement, dated as of September 27, 1999, between Iowa Telecommunications Services, Inc. and Alan L. Wells, as amended.*

10.12	Iowa Telecommunications Services, Inc. Stock Incentive Plan, adopted on April 26, 2002.*

Exhibit Number	Description
10.13	Amendment to Iowa Telecommunications Services, Inc. Stock Incentive Plan, approved as of October 29, 2004.*

10.14	Non-Competition Agreement, dated as of November 16, 2004, between Iowa Telecommunications Services, Inc. and Iowa Networks Services, Inc.*

10.15	Agreement for the Provision of Services, dated as of September 1, 2004, by and between Iowa Networks Services, Inc. and Iowa Telecommunications Services, Inc.*

10.16	Dedicated Internet Access Agreement, dated as of May 19, 2003, between Iowa Telecommunications Services, Inc. and netINS Inc.*

10.17	Dedicated Internet Access Agreement, dated as of May 22, 2003, between Iowa Telecommunications Services, Inc. and netINS Inc.*

10.18	Agreement for Alarm Surveillance and Network Support Services, dated as of June 1, 2003, between Iowa Network Services, Inc. and Iowa Telecommunications Services, Inc.*

10.19	Agreement for Services, dated as of November 10, 1999, between Iowa Telecommunications Services, Inc. and Iowa Network Services Inc.*

10.20	Premium Allocation Agreement, dated as of November 15, 2004, by and between Iowa Network Services, Inc. and Iowa Telecommunications Services, Inc.*

10.21	Publishing Agreement, dated as of June 28, 2000, between Iowa Telecommunications Services, Inc. and GTE Directories Corporation.*

21	Subsidiaries of Iowa Telecommunications Services, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Previously filed as exhibits to Iowa Telecom’s Registration Statement on Form S-1 (File No. 333-114349) and incorporated herein by reference thereto.