Form 10-Q
period 2005-03-31
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2005-05-13
CIK 1120462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 001-32354

IOWA TELECOMMUNICATIONS SERVICES, INC.

(Exact name of registrant as specified in its charter)

IOWA	42-1490040
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

115 S. Second Avenue West
Newton, Iowa 50208
(Address of principal executive offices)

Registrant’s telephone number, including area code: (641) 787-2000

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Applicable Only to Corporate Issuers

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑

      The number of shares of the registrant’s common stock, $.01 par value, outstanding as of April 29, 2005 was 30,864,195.

 i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands)

	December 31,	March 31,
ASSETS	2004	2005

CURRENT ASSETS:
Cash and cash equivalents	$2,874	$4,107
Accounts receivable, net	19,416	18,151
Inventories	2,979	3,579
Prepayments and other current assets	3,224	2,781

Total Current Assets	28,493	28,618

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	496,145	501,319
Accumulated depreciation	(164,409)	(175,750)

Net Property, Plant and Equipment	331,736	325,569

GOODWILL	460,113	460,113
INTANGIBLE ASSETS AND OTHER, net	15,800	22,699
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	16,642	14,085

Total Assets	$852,784	$851,084

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$41,507	$34,000
Accounts payable	15,889	12,793
Advanced billings and customer deposits	6,525	6,437
Accrued and other current liabilities	23,123	24,041

Total Current Liabilities	87,044	77,271

LONG-TERM DEBT	477,778	477,778
OTHER LONG-TERM LIABILITIES	12,000	12,691

Total Liabilities	576,822	567,740

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 30,864,195 issued and outstanding	309	309
Additional paid-in capital	314,634	314,988
Retained deficit	(38,897)	(39,553)
Other comprehensive income (loss)	(84)	7,600

Total Stockholders’ Equity	275,962	283,344

Total Liabilities and Stockholders’ Equity	$852,784	$851,084

See notes to condensed consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2004	2005
REVENUE AND SALES:
Local services	$17,762	$18,807
Network access services	23,665	25,502
Toll services	5,575	5,989
Other services and sales	6,430	7,203

Total Revenues and Sales	53,432	57,501

OPERATING EXPENSES:
Cost of services and sales	12,849	15,533
Selling, general and administrative	9,193	10,118
Depreciation and amortization	11,800	12,343

Total Operating Costs and Expenses	33,842	37,994

OPERATING INCOME	19,590	19,507

OTHER INCOME (EXPENSE):
Interest and dividend income	918	159
Interest expense	(12,843)	(7,743)
Other, net	—	(79)

Total Other Expense, net	(11,925)	(7,663)

NET INCOME	7,665	11,844
GAIN ON REDEMPTION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK	57,681	—
PREFERRED DIVIDEND	(2,056)	—

INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$63,290	$11,844

BASIC – Earnings Per Share	$2.80	$0.38

BASIC – Weighted Average Number of Shares Outstanding	22,601	30,864

DILUTED – Earnings Per Share	$1.88	$0.37

DILUTED – Weighted Average Number of Shares Outstanding	34,825	31,594

See notes to condensed consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(dollars in thousands)

			Additional		Other
	Common	Common	Paid-In	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Income	Total

Balance, January 1, 2004	22,601,037	$226	$179,774	$(103,325)	$—	$76,675

Net Income	—	—	—	63,290	—	63,290

Balance, March 31, 2004	22,601,037	$226	$179,774	$(40,035)	$—	$139,965

Balance, January 1, 2005	30,864,195	$309	$314,634	$(38,897)	$(84)	$275,962

Net Income	—	—	—	11,844	—	11,844

Compensation from compensatory stock option plans	—	—	354	—	—	354
Other comprehensive income (loss)	—	—	—	—	7,684	7,684
Dividends Declared	—	—	—	(12,500)	—	(12,500)

Balance, March 31, 2005	30,864,195	$309	$314,988	$(39,553)	$7,600	$283,344

See notes to condensed consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,665	$11,844
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,230	11,750
Amortization of intangible assets	570	593
Non-cash stock based compensation expense	—	354
Changes in operating assets and liabilities:
Receivables	828	1,265
Inventories	969	(600)
Accounts payable	(745)	(3,096)
Other assets and liabilities	214	(2,339)

Net Cash Provided by Operating Activities	20,731	19,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,552)	(5,630)
Business acquisition	(1,697)	—

Net Cash used in Investing Activities	(8,249)	(5,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	—	(7,507)
Redemption of redeemable preferred stock	(100,000)	—
Issuance of senior subordinated notes	66,000	—
Payment of debt issuance costs	(1,974)	—
Payment on long-term debt	(8,250)	—
Dividends paid	—	(5,401)

Net Cash Used in Financing Activities	(44,224)	(12,908)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(31,742)	1,233

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,849	2,874

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,107	$4,107

Cash paid for interest	$12,695	$9,427

SUPPLEMENTAL NON CASH ACTIVITIES:
During the three months ended March 31, 2004, the Company recorded undeclared and unpaid preferred stock dividends of $2,056.

Dividends on common stock of $12,500 were declared on March 15, 2005 for shareholders of record as of March 31, 2005 and the dividends were paid on April 15, 2005.

See notes to condensed consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Iowa Telecommunications Services, Inc. and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2004, that are included in the Company’s most recently filed annual report on Form 10-K.

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

	Three Months Ended
	March 31, 2004	March 31, 2005
	(in thousands, except per share data)
Net Income	$7,665	$11,844
Gain on redemption of redeemable convertible preferred stock	57,681	—
Preferred dividend	(2,056)	—

Income available to common stockholders — basic	63,290	11,844
Effects of dilutive securities:
Preferred dividend	2,056	—

Income available to common stockholders — diluted	$65,346	$11,844

Weighted average shares outstanding — basic	22,601	30,864

Diluted shares outstanding:
Weighted average shares outstanding	22,601	30,864
Add shares contingently issuable upon conversion of preferred securities	12,224	—
Add shares issuable upon exercise of stock options, net	—	730

Weighted average shares outstanding — diluted	34,825	31,594

Earnings Per Share:
Basic	$2.80	$0.38
Diluted	$1.88	$0.37

As of March 31, 2005 and March 31, 2004, total options outstanding were 1,195,919 and 2,227,714 respectively. At March 31, 2004, 2,227,714 options were outstanding, with exercise prices in excess of the market value of common stock and, therefore, were excluded from the diluted earnings per share calculation.

3. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan that covers many former GTE employees and most union employees. The provisions of the Plan were assumed by the Company in connection with the GTE Acquisition. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum death benefits, and various annuity options. No company contributions were made during the first quarter of 2005.

Components of pension benefit costs are as follows:

	Three Months Ended
	March 31, 2004	March 31, 2005
	(in thousands)
Pension Benefit Cost:
Service cost	$242	$267
Interest cost	334	384
Expected return on plan assets	(225)	(262)
Amortization of unrecognized actuarial loss	69	97

Net periodic benefit cost	$420	$486

Post Retirement Benefits

The Company assumed a postretirement benefit obligation plan for employees who qualified for benefits at the date of the GTE Acquisition. This plan provides for certain medical and life insurance benefits to select employees who satisfy the requirements for an early or normal pension under the defined benefit pension plan.

Components of postretirement benefit costs and weighted average actuarial assumptions are as follows:

	Three Months Ended
	March 31, 2004	March 31, 2005
	(in thousands)
Postretirement Benefit Cost:
Service cost	$51	$46
Interest cost	138	134
Amortization of unrecognized net actuarial loss	32	49
Amortization of unrecognized prior service cost	(20)	(39)

Net periodic benefit cost	$201	$190

4. LONG-TERM DEBT

Credit Facilities

As a part of our initial public offering and the related debt refinancing, we entered into new credit facilities with a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities and retired the previously outstanding senior credit facility with the Rural Telephone Finance Corporation. As of March 31, 2005, we had outstanding $477.8 million of senior debt under the new term facilities and $34.0 million drawn under the $100.0 million revolving credit facility. The details of the facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of March 31, 2005, $34.0 million was outstanding on the revolving credit facility and $66.0 million was available. Borrowings under the new revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of March 31, 2005, we had $29.0 million outstanding under LIBOR elections at an average all-in rate of 4.7% and $5.0 million outstanding under the base rate election with an all-in rate of 6.75%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) LIBOR plus 2.0% or (b) a base rate plus 1.0%. As of March 31, 2005, $350 million was based upon a LIBOR election effective through June 30, 2005, at an all-in rate of 5.10%. We have entered into an interest rate swap to fix the rate on $350 million of Term Loan B as more fully described below. As of March 31, 2005, the interest rate on the remaining $50 million was based upon a LIBOR election effective through June 9, 2005 at an all-in rate of 4.97%.

Term Loan C is a $70.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Upon the expiration of the 6.65% fixed interest rate on Term Loan C in November 2007, the interest rate on such term loan will convert to the Rural Telephone Finance Cooperative base variable rate plus 0.85%.

Term Loan D is a $7.8 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Upon the expiration of the 6.65% fixed interest rate Term Loan D has in November 2007, interest on such term loan will convert to the Rural Telephone Finance Cooperative variable rate plus 0.85%.

As a condition of borrowing under Term Loans C and D, we are required to invest $7.8 million, representing 10% of the total amounts of Term Loans C and D, in Subordinated Capital Certificates (“SCC’s”) of the Rural Telephone Finance Cooperative. SCC’s are non-interest bearing but, as a member of the Rural Telephone Finance Cooperative, we share proportionately in the institution’s net earnings. The Rural Telephone Finance Cooperative will redeem the SCC’s in proportion to our principal repayments on Term Loans C and D.

The credit facilities are secured by substantially all of our tangible and intangible assets, properties and revenues as well as those of all of our current and future subsidiaries. The credit facilities will be guaranteed by all of our current and future subsidiaries.

The credit facilities permit us to pay dividends to holders of our common stock; however, they contain significant restrictions on our ability to do so. The credit facilities contain certain negative covenants that, among other things, limit or restrict our ability (as well as those of our subsidiaries) to: create liens and encumbrances; incur debt, issue preferred stock, or enter into leases and guarantees; enter into loans, investments and acquisitions; make asset sales, transfers or dispositions; change lines of business; enter into hedging agreements; pay dividends, redeem stock, or make certain restricted payments; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback or synthetic lease transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to our fiscal year and engage in mergers and consolidations.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with at March 31, 2005.

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

5. REPURCHASE OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

6. STOCK INCENTIVE PLAN

The Iowa Telecommunications Services, Inc. 2002 Stock Incentive Plan (the “Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the Incentive Plan, options have been granted for the purchase of 2,227,714 shares of which 1,031,795 have been redeemed for cash and 1,195,919 remain outstanding. No new options will be granted under the Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the Company’s initial public offering in November 2004 vested pursuant to the terms of the Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

During 2004, the Company adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” using the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, effective January 1, 2004. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is recognized as expense over the vesting period. In connection with the use of the retroactive restatement method, the Company calculated the fair value of outstanding awards using the minimum value method as if the fair value method of SFAS No. 123 had been applied from its original effective date. The Company recorded less than $1,000 of stock-based compensation expense during the three months ended March 31, 2004. During the three months ended March 31, 2005, the Company recorded $354,000 of stock-based compensation expense to reflect the change in fair value of the outstanding options as a result of the reduction of the exercise price from the declaration of a cash dividend on March 15, 2005.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months ended March 31, 2005 and 27,028 granted during the three months ended March 31, 2004. The following weighted-average assumptions were used in determining the options’ fair value: dividend yield of 0%; average risk-free interest rate of approximately 5%; and expected lives of 10 years from grant date. Because the Company was not a public entity, the volatility of the stock was excluded in estimating the options’ value, as permitted under SFAS No. 123.

To determine the stock-based compensation expense which arises from the change in fair value of the options upon the reduction of the exercise price resulting from the declaration of a cash dividend, the following weighted-average assumptions were used: dividend yield of 0%; average risk-free interest rate of approximately 5%; and expected remaining lives of 4.6 years. Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate of 34% for a pool of similar entities was used.

A summary of the status of the Incentive Plan as of March 31, 2005 and 2004, and the changes during the three-month periods then ended is presented below:

	March 31, 2004		March 31, 2005
		Average		Average
		Exercise		Exercise
		Price		Price
Fixed Options	Shares	per Share	Shares	per Share

OUTSTANDING AT BEGINNING OF QUARTER	2,200,686	$8.04	1,195,919	$7.90
Granted	27,028	11.10	—	—

OUTSTANDING AT END OF QUARTER(1)	2,227,714	$8.08	1,195,919	$7.50

Options exercisable at quarter end	1,718,524	$7.99	1,195,919	$7.50

Weighted-average grant date fair value of options granted during the quarter	27,028	$0.67	—	$—

(1) The weighted average exercise price of options exercisable at March 31, 2005 reflects the reduction in accordance with the Incentive Plan which resulted from the declaration of a $.405 per share cash dividend. The cash dividend was declared March 15, 2005.

The following table summarizes information about stock options outstanding at March 31, 2005:

	Options Outstanding		Options Exercisable
		Weighted
Exercise		Average		Weighted
Price		Remaining		Average
per Share		Contractual Life		Exercise Price
Range	Number	In Years	Number	per Share
$7.00 to $7.50	1,021,546	4.6	1,021,546	$7.38
$7.51 to $8.00	159,178	4.9	159,178	7.93
$10.25 to $10.75	15,195	6.5	15,195	10.52

Pursuant to the Incentive Plan, all options became fully vested on November 23, 2004 as a result of the change in share ownership resulting from the Company’s initial public offering of common stock. However, in accordance with agreements entered into in connection with our initial public offering, the unexercised options generally may not be exercised for a period of at least 180 days after the initial public offering.

7. DISCLOSURES ABOUT FAIR VALUE OF INTEREST RATE SWAP

On November 4, 2004, the Company entered into an interest rate swap agreement in contemplation of the recapitalization which occurred on November 23, 2004. The purpose of the swap agreement is to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt.

Effective November 23, 2004, the Company designated the swap agreement as a hedge against the variability of interest payments resulting from fluctuations in market interest rates. The hedged item is $350 million of the

Company’s Term Loan B. In the first quarter ended March 31, 2005, the Company recognized a gain of $7.6 million resulting from the increase in fair market value of the swap instrument. The portion of the gain attributable to hedge ineffectiveness, $1,000, is recorded in the Other income section of the Company’s Consolidated Statement of Operations. The portion of the gain attributable to hedge effectiveness, $7.6 million, is recorded in the Other comprehensive income section of the Company’s Statement of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

The fair value of our interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a nationally recognized financial institution. The fair value and the carrying amount of the interest rate swap as of March 31, 2005 was approximately $9.0 million and is recorded in the Intangible and Other Assets section of our Consolidated Balance Sheets. The entry to adjust the fair value of the interest rate swap has not been tax effected as valuation allowance has been provided at March 31, 2005 for the net deferred tax assets due to the Company’s cumulative losses. The Company did not have any interest rate swaps at any time during the first quarter ended March 31, 2004.

8. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

9. NEW ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption, if any. On April 14, 2005 the Securities and Exchange Commission announced the adoption of a rule that defers the effective date for adoption to the first fiscal year beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows as all of our outstanding stock options were fully vested at the date of issuance of SFAS 123R. Modifications to outstanding stock options after the effective date of the standard may result in additional compensation expense pursuant to the provisions of SFAS 123R.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2004 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Overview

General

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa, serving over 440 communities across the state. We are the second-largest local exchange carrier in Iowa and estimate that we are the fifteenth largest in the United States. We operate 294 telephone exchanges as the incumbent or “historical” local exchange carrier and are currently the sole telecommunications company providing wireline services in approximately 86% of the communities where we serve as the incumbent. Together with our competitive local exchange carrier subsidiary, we provide services to approximately 266,400 access lines in Iowa.

Our core businesses are the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 77% of our total revenues in the first quarter of 2005, we provide long distance service, dial-up and DSL Internet access and other communications services. In 2002, as part of our strategy of pursuing low-cost growth beyond our current service area, we began to compete for customers in adjacent markets in Iowa through our competitive local exchange carrier subsidiary, Iowa Telecom Communications, Inc. (ITC).

Factors Affecting Our Operating Performance

We believe that a number of industry and company-specific factors have affected and will continue to affect our results of operations. These factors include the following:

1.	the effect on our revenues of flat or declining numbers of access lines and our strategic response to this trend, which includes efforts to introduce enhanced local services and additional services like dial-up and DSL Internet access and long distance service and to cross-sell these services to our subscriber base;

2.	the effect on our revenues of our rate and pricing structure, including recent and potential future changes in rate regulation at the state and federal levels;

3.	the effect of elections made on or after July 1, 2005 to deregulate retail local exchange services in accordance with the new statutory provisions enacted in March 2005;

4.	our ability to control our variable operating expenses, such as sales and marketing expense; and

5.	the development of our competitive local exchange carrier strategy.

Revenues

We derive our revenues from four sources:

Local Telephone Services. We receive revenues from providing local exchange telephone services. These revenues include monthly subscription charges for basic service, as well as charges for extended area service (mandatory expanded calling service to selected nearby communities at a flat monthly rate), local private line services and enhanced calling features, such as voice mail, caller ID and 3-way calling. During the quarter ended March 31, 2004, we also received revenues from expanded local calling plans (optional service to additional selected nearby communities at an additional flat monthly rate). We discontinued these expanded local calling plans in the third quarter of 2004.

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

The following table summarizes our revenues and sales from these sources:

			% of Total Revenues and
	For the Three Months Ended		Sales for the Three Months
	March 31,		Ended March 31,
	2004	2005	2004	2005
Local services	$17,762	$18,807	34%	33%
Network access services	23,665	25,502	44%	44%
Toll services	5,575	5,989	10%	10%
Other services and sales	6,430	7,203	12%	13%

Total	$53,432	$57,501	100%	100%

Access Line Trends. The number of access lines served is a fundamental factor affecting a telecommunications provider’s revenues. Reflecting a general trend in the rural local exchange carrier industry in the past few years, the number of access lines we serve as an incumbent local exchange carrier has been gradually decreasing. We expect that this trend will continue. As substantially all of our revenues result from our relationships with customers who utilize our access lines and the level of activity recorded on those lines, the access line trend has a direct adverse impact on our revenues. Our response to this trend will have an important impact on our future revenues. Our primary strategy to respond to this trend consists of leveraging our strong incumbent market position to increase revenue per access line by selling additional services to our customer base, and to promote our DSL Internet access service offering, which is often used in lieu of additional access lines devoted to internet usage. In addition, we expect to obtain some new access lines as we pursue limited expansion of our service area through our competitive local exchange carrier subsidiary and, potentially, through selected acquisitions of lines from other telecommunications companies. However, we believe that the number of access lines served is not the sole meaningful indicator of our operating prospects and that, given our relatively stable subscriber base and ability to offer additional services, average revenue per access line is also a significant metric for us.

The table below indicates the total number of access lines served by us, the number of customers subscribing to the indicated types of service, and average revenue per access line, as of the dates and for the periods shown:

	As of and for the
	Three Months Ended March 31,
	2004	2005
Incumbent local exchange access lines(1)	260,500	249,000
Competitive local exchange carrier access lines (2)	7,000	17,400

Total access lines	267,500	266,400

Long distance subscribers	116,000	139,200
Dial-up Internet subscribers	53,900	49,300
DSL subscribers	8,600	19,600

Average monthly revenue per access line (3)	$67	$72

(1)	Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 4,200 wholesale lines subscribed at March 31, 2005, compared to 4,500 wholesale lines subscribed at March 31, 2004.

(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiary, ITC.

(3)	Average monthly revenue per access line is computed by dividing the total revenue for the period by the average of the access lines at the beginning and at the end of the period.

We believe that one of the primary reasons for our loss of 11,500 incumbent local exchange carrier access lines between March 31, 2004 and March 31, 2005 was customer response to the rate increases we have instituted pursuant to our April 2004 rate settlement with the Iowa Utilities Board.

We will continue our strategy of increasing revenues by cross selling services to our existing customer base, in the form of both bundled service packages and individual additional services. Our numbers of long distance service subscribers increased by 20% from March 31, 2004 to March 31, 2005. While our dial-up Internet customers decreased by 4,600 from March 31, 2004 to March 31, 2005 as some dial-up Internet access service customers migrated to our DSL offering, our DSL Internet access service customers increased by 11,000 over that same period. Even though our total access line count fell by 0.4% from March 31, 2004 to March 31, 2005, average revenue per access line grew by 7.5%. The primary contributor to our ability to maintain our revenue stream during a time of decreasing access lines has been our success at selling additional services and our ability to increase our pricing.

The following is a discussion of the major factors affecting our access line count:

Cyclical Economic and Industry Factors. We believe that the general downturn in economic conditions since 2000 has had a negative effect on our access line count. We expect that improved performance in the Iowa economy will stabilize this cyclical factor. In addition, incumbent local exchange carriers generally experienced an unusual increase in access line demand during the late 1990’s, for example, as households purchased additional lines devoted to dial-up Internet access. In our view, this spike in access line demand was not sustainable over the long term, and current access line levels are more indicative of underlying demand.

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

In addition, we have experienced and expect to continue experiencing some line losses due to competition from wireless providers, but cannot precisely quantify the effect of this competition on us. We are responding proactively to the threat of wireless competition by offering bundled service packages that include blocks of long distance minutes designed to meet the demand of our customers who wish to purchase both local and long distance services in a package, as is typically offered by wireless providers.

In response to the inroads that competitors have made in certain markets, the Iowa Utilities Board initiated a proceeding in 2004 to consider deregulating local service in exchanges where competitors have gained significant market share. The Iowa Utilities Board determined that effective competition existed in 14 exchanges where we operate as the incumbent local exchange carrier and issued an order deregulating local service in these exchanges. In addition, in early 2005, the Iowa Utilities Board approved our request to modify our rates for local exchange services in three exchanges in order to respond to a competitor’s lower rates. We believe implementation of the Iowa Utilities Board’s orders deregulating the 14 exchanges and approving competitively responsive rates in the three exchanges will enhance our ability to compete and regain market share in these exchanges. Also, in March 2005 the Iowa legislature enacted new statutory provisions allowing a price regulated carrier like us to elect, after July 1, 2005, deregulation of all retail local exchange services except single line flat-rated business and residential service, and further providing that single line flat-rated business and residential service shall be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. We believe that the gradual deregulation of our business will enable us to better respond to competitive offerings by other providers.

Exchange Sales. We currently have agreed to two additional exchange sale transactions, subject to certain regulatory approvals and conditions, in which we will sell approximately 800 lines and 2,200 lines, respectively. In each of these cases, we believe the sale price makes the disposal economically compelling. We expect that the two pending sales will result in $13.2 million of net cash, and as part of one transaction we have already purchased the buyer’s dial-up and DSL Internet businesses since this component of the transaction did not require regulatory approval.

Ancillary Effects of our Data Businesses. Part of our decreasing line count has been an ancillary effect of our strategic focus on growing our DSL Internet access service business. As our Internet service provider business expanded, some of our smaller competitors have cancelled their connections to our network, connections that we had counted as access lines. Moreover, as we increase DSL Internet access service penetration, customer demand for second lines for dial-up Internet access service decreases accordingly, because DSL Internet access service obviates the need for a second line. We believe that the revenue generated by our dial-up and DSL Internet access services outweighs the effect of this type of access line loss.

Our Rate and Pricing Structure

Basic business and residential telephone service, intra-state switched access, extended area service, 911 and E911 services, white pages directory listings and dual party relay service are all regulated as “basic communications services” by the Iowa Utilities Board. The Iowa statutory price regulation plan pursuant to which we operate provides a mechanism to adjust our rates for basic communications services to reflect the impact of inflation. On April 2, 2004, we entered into a settlement agreement relating to an Iowa Utilities Board rate proceeding we had initiated in 2002. As a result of the settlement agreement, effective April 23, 2004, our monthly charges for basic local service in all of our exchanges was $16.60 for residential customers and $32.09 for business. Pursuant to our settlement agreement relating to the Iowa Utilities Board rate proceeding, most of the resulting incremental revenues we will receive as a result of these rate increases must be expended on capital improvements to our network. Effective January 17, 2005, our monthly charges for basic local services became $16.98 for residential customers and $32.98 for business customers pursuant to an inflationary increase allowed under the existing Iowa statutory price regulation plan. During the first quarter of 2004, average monthly basic local services charges across all of our exchanges were $12.15 and $25.09, respectively.

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

In the first quarter of 2005, 75.7% of our total revenues were generated from services that were either unregulated or regulated in a manner that would allow us to increase our rates to match or exceed that year’s rate of inflation up to 6%.

Effective July 1, 2005, we may elect further deregulation of rates for some of our services under legislation enacted in March 2005.

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

As of March 31, 2005, ITC served approximately 5,000 business and 12,400 residential access lines. ITC accounted for 6.5% of Iowa Telecom’s total access lines as of March 31, 2005. As of March 31, 2005, our investment in ITC was $3.1 million, the majority of which relates to customer acquisition and marketing expense. Throughout 2005, we plan to maintain this limited investment approach as we continue to grow our competitive local exchange carrier business.

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues and sales:

	For the Three Months Ended
	March 31,
	2004	2005
Total revenue and sales	100%	100%
Cost of services and sales (excluding expenses listed separately below)	24	27
Selling, general and administrative	17	18
Depreciation and amortization	22	21

Operating income	37	34
Total other expenses, net	23	13

Net income	14%	21%

Three Months Ended March 31, 2005 and 2004

Revenues and Sales

The table below sets forth the components of our revenues and sales for the three months ended March 31, 2005 compared to the three months ended March 31, 2004:

	For the Three Months Ended
	March 31,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Revenue and Sales
Local services	$17,762	$18,807	$1,045	5.9%
Network access services	23,665	25,503	1,838	7.8%
Toll services	5,575	5,988	413	7.4%
Other services and sales	6,430	7,203	773	12.0%

Total revenues and sales	$53,432	$57,501	$4,069	7.6%

Local Services. Local services revenues increased $1.0 million, or 5.9%, for the first three months of 2005 as compared to 2004, primarily due to $2.5 million of additional revenue as a result of the new rates established pursuant to a rate increase settlement agreement we entered into on April 2, 2004, with the Iowa Utilities Board. The new rates established under the settlement agreement became effective on April 23, 2004. Enhanced local services revenue also increased by $246,000 for first quarter of 2005 as compared to 2004, due to the growth of bundled product offerings. The increased revenues were partially offset by a loss of $1.6 million in revenues resulting from the discontinuance of the expanded local area calling plans during the third quarter of 2004.

Our historical ability to provide expanded local calling plans at favorable margins depended on the existence of an agreement for mutual exchange of traffic with another telecommunications provider. Expanded local calling plans allowed customers, for a fixed monthly fee, to increase the geographic range of their local calling areas. That agreement terminated on July 31, 2004. As a result, we have discontinued the expanded local calling plans and encouraged customers who subscribed to our expanded local calling plans to replace those plans with substitute toll services.

Network Access Services. Our network access service revenues increased $1.8 million, or 7.8%, for the first three months of 2005 as compared to the same period in 2004. Revenues from switched access services increased approximately $2.1 million, due primarily to an increase in access minutes per line which is due in part to the elimination of the expanded local calling plans. That increase was partially offset by a $326,000 decrease in revenue from the Universal Service Fund.

Toll Services. Our toll services revenues increased by $413,000, or 7.4%, for the first three months of 2005 as compared to the same period in 2004. This revenue growth was attributable to an increase in the number of long distance customers of approximately 23,200, or 20%, offset by a decrease in average minutes of use per customer and average revenue per minute. Our growth in long distance customers from March 31, 2004 to March 31, 2005 can be attributed in significant part to the elimination of the expanded local calling plans.

Other Services and Sales. Other services and sales revenues increased by $773,000, or 12.0%, for the first three months of 2005 as compared to the first three months of 2004. The revenue increase was primarily due to growth in the number of DSL Internet customers. DSL Internet access service revenues increased $1.1 million, or 101.0%, due primarily to customer growth. We believe the decline in dial-up Internet access service customers is the result of customer migration to broadband products such as DSL.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for first three months of 2005 as compared to 2004.

	For the Three Months Ended
	March 31,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$12,849	$15,533	$2,684	20.9%
Selling, general and administrative	9,193	10,118	925	10.1%
Depreciation and amortization	11,800	12,343	543	4.6%

Total operating costs and expenses	$33,842	$37,994	$4,152	12.3%

Cost of Services and Sales. Cost of services and sales increased $2.7 million, or 20.9%, for the first three months of 2005 as compared to the same period in 2004. As a result of customer growth, we experienced an increase in competitive local exchange carrier access lines which, in turn, raised costs for providing this service by $1.0 million for the first three months of 2005 as compared to the same period in 2004. The increase in long distance customers coupled with the termination of the historical agreement for the exchange of traffic related to our discontinued local calling plans, resulted in approximately $1.9 million of additional cost to deliver long distance traffic.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $925,000, or 10.1%, for the first three months of 2005 as compared to the same period in 2004. The increase is primarily attributable to higher salary, wages and benefits and additional costs related to being a publicly traded company. Contributing to the increase in salary, wages and benefits was $354,000 of non-cash compensation expense related to exercise price reductions on outstanding stock options.

Depreciation and Amortization. Depreciation and amortization increased $543,000, or 4.6%, for the first three months of 2005 as compared to the same period in 2004. This was primarily due to higher average plant balances relating mainly to additions to our network facilities.

Other Income (Expense)

The table below sets forth other income (expense) for the three months ended March 31, 2005 as compared to the same period in 2004.

	For the Three Months Ended
	March 31,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Other Income (Expense)
Interest and dividend income	$918	$159	$(759)	-82.7%
Interest expense	(12,843)	(7,743)	5,100	39.7%
Other, net	—	(79)	(79)	NA

Total other expense	$(11,925)	$(7,663)	$4,262	35.7%

Interest and Dividend Income. Interest and dividend income decreased $759,000, or 82.7%, primarily due to the reduction in patronage dividend income from the RTFC Subordinated Capital Certificates which were partially redeemed in connection with the initial public offering and debt refinancing in November 2004. Also contributing to the decrease was the reduction in interest income resulting from the use of $34 million of cash on hand to redeem the Series A mandatorily redeemable convertible preferred stock on March 26, 2004.

Interest Expense. Interest expense decreased $5.1 million, or 39.7%, for first three months of 2005 as compared to the first three months of 2004, principally as a result of the reductions in the amount of debt outstanding, and in the average interest rate on our new debt issued in connection with our debt refinancing in November 2004.

Other, Net. Other, net was a net expense of $79,000 for the first quarter of 2005 compared to $0 in the first quarter of 2004, related to the change in the fair value of the interest rate swap agreement.

Income Tax Expense

A valuation allowance has been provided at March 31, 2005 for our net deferred tax assets, due to our cumulative losses. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of March 31, 2005, the balance of the deferred tax asset and the valuation allowance was $18 million. Our unused tax net operating loss carry forward was approximately $212 million, and will expire between 2020 and 2024.

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

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements arise primarily from: (i) interest payments related to our credit facilities; (ii) capital expenditures, which totaled $5.6 million in the first three months of 2005; (iii) working capital requirements; (iv) dividend payments on our common stock; and (v) potential acquisitions.

On December 17, 2004, our board of directors declared an initial dividend of $0.175 per share on our common stock. This dividend was paid on January 17, 2005 to shareholders of record at the close of business on December 31, 2004. On March 15, 2005, our board of directors declared a dividend of $0.405 per share on our common stock. The dividend was paid on April 15, 2005 to shareholders of record on March 31, 2005. The dividends represent an indicated annual dividend rate of $1.62 per share. Our intention is to distribute a substantial portion of the cash generated by our business to our shareholders in regular quarterly dividends to the extent we generate cash in excess of operating needs, interest and principal payments on our indebtedness, and capital expenditures. This policy reflects our judgment that our shareholders would be better served if we distributed to them a substantial portion of the cash generated by our business.

We intend to fund our operations, interest expense, capital expenditures, working capital requirements and dividend payments on our common stock from cash from operations. For the three months ended March 31, 2004 and 2005, cash provided by operating activities was $20.7 million and $19.8 million, respectively.

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

Based on the dividend policy with respect to our common stock which our board of directors has adopted, we may not have any significant cash available to meet any large unanticipated liquidity requirements, other than available borrowings, if any, under our revolving credit facility. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business could suffer. However, our board of directors may, in its discretion, amend or repeal this dividend policy to decrease the level of dividends provided for under the policy, or discontinue entirely the payment of dividends.

We have historically funded our operations and capital expenditure requirements primarily from cash from operations and our revolving line of credit. The following table summarizes our short-term liquidity, as of March 31, 2005, and December 31, 2004:

	As of
	December 31, 2004	March 31, 2005
	(in thousands)
Short-Term Liquidity:
Current assets	$28,493	$28,618
Current liabilities	(87,044)	(77,271)

Net working capital	$(58,551)	$(48,653)

Cash and cash equivalents	$2,874	$4,107
Available on revolving credit facility	$58,493	$66,000

The decrease in current liabilities from December 31, 2004 to March 31, 2005 is primarily due to the use of cash generated from operations to reduce the amount outstanding on our revolving line of credit.

The following table summarizes our sources and uses of cash for the three months ended March 31, 2004 and 2005.

	For the Three Months Ended March 31,
Description	2004	2005
	(in thousands)
Net Cash Provided (Used)
Operating activities	$20,731	$19,771
Investing activities	(8,249)	(5,630)
Financing activities	(44,224)	(12,908)

Cash Provided by Operating Activities

For the three months ended March 31, 2004 and 2005, cash provided by operating activities was $20.7 million, and $19.8 million, respectively.

Cash Used in Investing Activities

The table below sets forth the components of cash used in investing activities for the three months ended March 31, 2004 and 2005:

	For the Three Months Ended March 31,
	2004	2005
	(in thousands)
Network and support assets	$5,000	$5,265
Other	1,552	365

Total capital expenditures	6,552	5,630
Business acquisitions	1,697	—

Total	$8,249	$5,630

Capital expenditures for the first three months of 2005 decreased by $922,000 as compared to first three months of 2004 primarily due to information systems expenditures during 2004.

Pursuant to the terms of our April 2004 Iowa Utilities Board rate proceeding settlement agreement, substantially all additional revenues generated by the new rates approved pursuant to the agreement are required to be invested in capital improvements identified in a network improvement plan approved by the Iowa Utilities Board on May 10, 2004. This plan was updated in November of 2004 to reflect anticipated improvements to be made in 2005 through 2007.

We expect that capital expenditures will be approximately $30.0 million in fiscal 2005. We estimate that approximately $25.8 million of this amount will be used to maintain and enhance our network infrastructure, as directed by our rate settlement agreement, and that approximately $4.2 million of this amount will be used for information technology or other capital expenditures. We expect to fund all of these capital expenditures through cash generated by our business. Although the amount of our capital expenditures will fluctuate from quarter to quarter, on an annual basis we do not expect capital expenditures for our existing operations beyond 2005 to vary significantly from our estimated amounts.

Our capital expenditure obligations pursuant to our rate settlement agreement may be affected by the new Iowa deregulation law. We are currently determining what, if any, effect the newly-enacted legislation will have on such obligations if we elect deregulation as provided for in the new provisions.

On August 4, 2004, the FCC adopted an order increasing the obligations of carriers to report service outages to the FCC. Most significantly, the order required us to report certain non-customer affecting events related to our fiber rings. As part of an industry wide-effort to convince the FCC to reconsider this requirement, we stated to the FCC, in industry wide hearings held on November 19, 2004, that compliance would cause Iowa Telecom to incur at least

$16 million of additional capital expenditures over a period of three to five years. As a result of the industry efforts, on December 20, 2004, the FCC prevented the rule from going into effect until the FCC has reconsidered the matter. At this time, we cannot predict the result of this FCC reconsideration, the financial or operational effects or the impact the final rules may have on our operations.

Cash Used in Financing Activities

For the three months ended March 31, 2005, net cash used in financing activities was $12.9 million as compared to $44.2 million for the same period in 2004, due primarily to the use of cash on hand in 2004 to redeem the Redeemable Convertible Preferred Stock, and the net impact of our initial public offering and the related refinancing on our 2005 levels.

Long-Term Debt and Revolving Credit Facilities

Credit Facilities

As a part of our initial public offering and the related debt refinancing, we entered into new credit facilities with a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities, and retired the previously outstanding senior credit facility with the Rural Telephone Finance Corporation. As of March 31, 2005, we had outstanding $477.8 million of senior debt under the new term facilities, and had $34.0 million drawn under the $100.0 million revolving credit facility. The details of the facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of March 31, 2005, $34.0 million was outstanding on the revolving credit facility and $66.0 million was available. Borrowings under the new revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of March 31, 2005, we had $29.0 million outstanding under LIBOR elections at an average all-in rate of 4.7% and $5.0 million outstanding under the base rate election with an all-in rate of 6.75%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) LIBOR plus 2.0% or (b) a base rate plus 1.0%. As of March 31, 2005, $350 million was based upon a LIBOR election effective through June 30, 2005, at an all-in rate of 5.10%. We have entered into an interest rate swap to fix the rate on $350 million of Term Loan B as more fully described below. As of March 31, 2005, the interest rate on the remaining $50 million was based upon a LIBOR election effective through June 9, 2005 at an all-in rate of 4.97%.

Term Loan C is a $70.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Upon the expiration of the 6.65% fixed interest rate on Term Loan C in November 2007, the interest rate on such term loan will convert to the Rural Telephone Finance Cooperative base variable rate plus 0.85%.

Term Loan D is a $7.8 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Upon the expiration of the 6.65% fixed interest rate Term Loan D has in November 2007, interest on such term loan will convert to the Rural Telephone Finance Cooperative variable rate plus 0.85%.

As a condition of borrowing under Term Loans C and D, we are required to invest $7.8 million, representing 10% of the total amounts of Term Loans C and D, in Subordinated Capital Certificates (“SCC’s”) of the Rural Telephone Finance Cooperative. SCC’s are non-interest bearing but, as a member of the Rural Telephone Finance Cooperative, we share proportionately in the institution’s net earnings. The Rural Telephone Finance Cooperative will redeem the SCC’s in proportion to our principal repayments on Term Loans C and D.

The credit facilities are secured by substantially all of our tangible and intangible assets, properties and revenues as well as those of all of our current and future subsidiaries. The new credit facilities will be guaranteed by all of our current and future subsidiaries.

The credit facilities permit us to pay dividends to holders of our common stock; however, they contain significant restrictions on our ability to do so. The credit facilities contain certain negative covenants that, among other things, limit or restrict our ability (as well as those of our subsidiaries) to: create liens and encumbrances; incur debt, issue preferred stock, or enter into leases and guarantees; enter into loans, investments and acquisitions; make asset sales, transfers or dispositions; change lines of business; enter into hedging agreements; pay dividends, redeem stock, or make certain restricted payments; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback or synthetic lease transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to our fiscal year and engage in mergers and consolidations.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with at March 31, 2005.

Interest Rate Swap

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

Obligations and Commitments

Our ongoing capital commitments include capital expenditures and debt service requirements. For the three months ended March 31, 2005, capital expenditures were $5.6 million.

The following table sets forth our contractual obligations as of March 31, 2005.

	Payments Due by Period
		April – Dec.
Obligation	Total	2005	2006-2007	2008-2010	2010 and After
Long-Term Debt:
Senior debt payments	$477,778	$—	$—	$—	$477,778
Revolving credit facility	34,000	—	—	—	34,000
Interest Payments(1)	91,995	18,815	49,604	23,576	—
Operating Lease Payments	501	152	224	123	2

Total Contractual Obligations	$604,274	$18,967	$49,828	$23,699	$511,780

(1)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.

As of March 31, 2005, no letters of credit were outstanding.

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

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical, as they are both important to the portrayal of our financial statements and require significant or complex judgments on the part of management. The following is a summary of certain policies considered critical by management.

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

Allowance for Doubtful Accounts. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer payment trends and anticipated customer payment trends. While we believe our process effectively addresses our exposure for doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance for doubtful accounts recorded by us.

Income Taxes. Management calculates the income tax provision, current and deferred income taxes, along with the valuation allowance based upon various complex estimates and interpretations of income tax laws and regulations. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not they will not be realized. As of March 31, 2005, the balance of the deferred tax asset and the valuation allowances was $18 million. To the extent we begin to generate taxable income in future years and it is determined the valuation allowance is no longer required, the tax benefit for the remaining deferred tax assets will be recognized at such time.

At March 31, 2005, our unused tax net operating loss carry forward was $212 million, and will expire between 2020 and 2024. The amount of net operating loss allowable to offset income after a change in ownership is limited under Internal Revenue Code (“IRC”) Section 382. Additionally, IRC Section 338 may allow for an increase in this allowance for the periods ending in 2005 through 2009. IRC Section 382 will continue to apply after 2009.

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

•	The discount rate is based on a hypothetical portfolio of high quality bonds with cash flows matching our expected benefit payments.

•	The expected return on plan assets is based on our asset allocation mix and our historical return, taking into consideration current and expected market conditions.

•	The healthcare costs trend rate is based on our historical rates of inflation and expected market conditions.

The following table presents the key assumptions used to measure pension and OPEB expense for 2005 and the estimated impact on pension and OPEB expense for the first three months of 2005 relative to a change in those assumptions:

Assumptions	Pension	OPEB

Discount rate	5.75%	5.50%
Expected return on plan assets	7.00%	N/A
Healthcare costs trend rate:
Current	N/A	9.50%
Level in 2010	N/A	7.00%

	Increase in Expense for the Three
	Months Ended March 31, 2005
Sensitivities	Pension	OPEB
	(in thousands)

0.25% decrease in discount rate	$40	$4
0.25% decrease in expected return on plan assets	9	N/A
1% increase in healthcare costs trend rate	N/A	127

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

We have entered into an interest rate swap agreement to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. The floating rate payer under the interest rate swap agreement is a nationally recognized commercial bank, which has been accorded ratings similar to other large commercial banks by primary rating agencies. We periodically monitor these credit ratings. While we may be exposed to losses due to non-performance of the bank or the calculation agent, we consider the risk remote and do not expect the settlement of this transaction to have a material effect on our financial condition or results of operations.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption, if any. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the effective date for adoption to the first fiscal year beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows as all of our outstanding stock options were fully vested at the date of issuance of SFAS 123R. Modifications to outstanding stock options after the effective date of the standard may result in additional compensation expense pursuant to the provisions of SFAS 123R.

Inflation

We do not believe that inflation has a significant effect on the financial results of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in our market risk exposures from December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2005 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently, and from time to time, are involved in litigation and regulatory proceedings incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of our management, is likely to have a material adverse effect on us.

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Iowa Telecommunications Services, Inc. (Registrant)
Date: May 12, 2005	By:	/S/ Alan L. Wells
Alan Wells
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2005	By:	/S/ Craig A. Knock
Craig A. Knock
Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

IOWA TELECOMMUNICATIONS SERVICES, INC.
FORM 10-Q FOR QUARTER ENDED MARCH 31, 2005

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc. - incorporated by reference to Exhibit 3.1 to Iowa Telecom’s Registration Statement on Form S-1/Amendment No. 6 (File No. 333-114349)

3.2	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc. - incorporated by reference to Exhibit 3.2 to Iowa Telecom’s Registration Statement on Form S-1/Amendment No. 6 (File No. 333-114349)

4.1	Amended and Restated Stockholders and Registration Rights Agreement, dated as of November 17, 2004, among Iowa Telecommunications Services, Inc., ING Furman Selz Investors III, L.P., ING Barings US Leveraged Equity Plan LLC, ING Barings Global Leveraged Equity Plan Ltd., Iowa Network Services, Inc., BancBoston Ventures Inc., Teachers Insurance and Annuity Association of America, and the individual holders of options to purchase common stock named therein - incorporated by reference to Exhibit 4.2 to Iowa Telecom’s Registration Statement on Form S-1/Amendment No. 7 (File No. 333-114349)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.