Form 10-Q
period 2005-06-30
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2005-08-12
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of July 29, 2005 was 30,915,016.

TABLE OF C ONTENTS

i

PART I - FINAN CIAL INFORMATION

ITEM 1: FINAN CIAL STATEMENTS

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

	December 31, 2004	June 30, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,874	$3,511
Accounts receivable, net	19,416	20,535
Inventories	2,979	4,123
Prepayments and other current assets	3,224	1,842

Total Current Assets	28,493	30,011

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	496,145	493,530
Accumulated depreciation	(164,409)	(171,686)

Net Property, Plant and Equipment	331,736	321,844

GOODWILL	460,113	460,113
INTANGIBLE ASSETS AND OTHER, net	15,800	16,393
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	16,642	14,188

Total Assets	$852,784	$842,549

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$41,507	$27,500
Accounts payable	15,889	10,674
Advanced billings and customer deposits	6,525	6,398
Accrued and other current liabilities	23,123	27,487

Total Current Liabilities	87,044	72,059

LONG-TERM DEBT	477,778	477,778
OTHER LONG-TERM LIABILITIES	12,000	13,349

Total Liabilities	576,822	563,186

COMMITMENTS AND CONTINGENCIES (Note 8)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 30,864,195 and 30,915,016 issued and outstanding, respectively	309	309
Additional paid-in capital	314,634	315,733
Retained deficit	(38,897)	(38,740)
Other comprehensive income (loss)	(84)	2,061

Total Stockholders’ Equity	275,962	279,363

Total Liabilities and Stockholders’ Equity	$852,784	$842,549

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
REVENUES AND SALES:
Local services	$27,508	$19,021	$45,270	$37,828
Network access services	23,044	25,365	46,709	50,867
Toll services	5,497	5,986	11,072	11,975
Other services and sales	6,862	7,665	13,292	14,868

Total Revenues and Sales	62,911	58,037	116,343	115,538

OPERATING COSTS AND EXPENSES:
Cost of services and sales	13,074	15,909	25,923	31,442
Selling, general and administrative	8,792	8,808	17,985	18,926
Depreciation and amortization	11,974	12,346	23,774	24,689

Total Operating Costs and Expenses	33,840	37,063	67,682	75,057

OPERATING INCOME	29,071	20,974	48,661	40,481

OTHER INCOME (EXPENSE):
Interest and dividend income	782	133	1,700	292
Interest expense	(13,345)	(7,706)	(26,188)	(15,449)
Other, net	—	(67)	—	(146)

Total Other Expense, net	(12,563)	(7,640)	(24,488)	(15,303)

NET INCOME	16,508	13,334	24,173	25,178

GAIN ON REDEMPTION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK	—	—	57,681	—
PREFERRED DIVIDEND	—	—	(2,056)	—

INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$16,508	$13,334	$79,798	$25,178

BASIC - Earnings Per Share	$0.73	$0.43	$3.53	$0.82

BASIC - Weighted Average Number of Shares Outstanding	22,601	30,879	22,601	30,872

DILUTED - Earnings Per Share	$0.72	$0.42	$2.83	$0.80

DILUTED - Weighted Average Number of Shares Outstanding	23,065	31,598	28,930	31,596

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30, 2004 and 2005
	Common Shares	Common Stock	Additional Paid- In Capital	Retained Deficit	Other Comprehensive Income	Total
Balance, April 1, 2004	22,601,037	$226	$179,774	$(40,035)	$—	$139,965

Income available for common Stockholders	—	—	—	16,508	—	16,508
Compensation from compensatory stock option plans	—	—	1	—	—	1

Balance, June 30, 2004	22,601,037	$226	$179,775	$(23,527)	$—	$156,474

Balance, April 1, 2005	30,864,195	$309	$314,988	$(39,553)	$7,600	$283,344

Net Income	—	—	—	13,334	—	13,334
Compensation from compensatory stock option plans	—	—	361	—	—	361
Exercise of stock options	50,821	—	384	—	—	384
Other comprehensive income	—	—	—	—	(5,539)	(5,539)
Dividends declared	—	—	—	(12,521)	—	(12,521)

Balance, June 30, 2005	30,915,016	$309	$315,733	$(38,740)	$2,061	$279,363

	Six Months Ended June 30, 2004 and 2005
	Common Shares	Common Stock	Additional Paid- In Capital	Retained Deficit	Other Comprehensive Income	Total
Balance, January 1, 2004	22,601,037	$226	$179,774	$(103,325)	$—	$76,675

Income available for common Stockholders	—	—	—	79,798	—	79,798
Compensation from compensatory stock option plans	—	—	1	—	—	1

Balance, June 30, 2004	22,601,037	$226	$179,775	$(23,527)	$—	$156,474

Balance, January 1, 2005	30,864,195	$309	$314,634	$(38,897)	$(84)	$275,962

Net Income	—	—	—	25,178	—	25,178
Compensation from compensatory stock option plans	—	—	715	—	—	715
Exercise of stock options	50,821	—	384	—	—	384
Other comprehensive income	—	—	—	—	2,145	2,145
Dividends declared	—	—	—	(25,021)	—	(25,021)

Balance, June 30, 2005	30,915,016	$309	$315,733	$(38,740)	$2,061	$279,363

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$24,173	$25,178
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	22,594	23,501
Amortization of intangible assets	1,180	1,188
Non-cash stock based compensation expense	1	715
Changes in operating assets and liabilities:
Receivables	(628)	(1,119)
Inventories	(267)	(1,144)
Accounts payable	3,178	(5,215)
Other assets and liabilities	(9,144)	2,810

Net Cash Provided by Operating activities	41,087	45,914

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital expenditures	(14,636)	(13,668)
Business acquisition	(1,697)	(85)

Net Cash Used in Investing Activities	(16,333)	(13,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	—	(14,007)
Redemption of redeemable preferred stock	(100,000)	—
Issuance of senior subordinated notes	66,000	—
Payment of debt issuance costs	(1,974)	—
Payment on long-term debt	(19,250)	—
Proceeds from exercise of stock options	—	384
Dividends paid	—	(17,901)

Net Cash Used in Financing Activities	(55,224)	(31,524)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(30,470)	$637

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,849	2,874

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,379	$3,511

Cash paid for interest	$26,949	$16,832

SUPPLEMENTAL NON-CASH ACTIVITIES:

During the six months ended June 30, 2004, the Company recorded undeclared and unpaid preferred stock dividends of $2,056.

Dividends on Common Stock of $12,521 were declared on June 15, 2005 for shareholders of record as of June 30, 2005 and the dividends were paid on July 15, 2005.

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Iowa Telecommunications Services, Inc. and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2004, that are included in the Company’s most recently filed annual report on Form 10-K.

2. EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options and conversion of outstanding convertible securities, where dilutive. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(in thousands, except per share amounts)
Net Income	$16,508	$13,334	$24,173	$25,178
Gain on redemption of redeemable convertible preferred stock	—	—	57,681	—
Preferred dividend	—	—	(2,056)	—

Income available to common stockholders – basic	16,508	13,334	79,798	25,178
Effects of dilutive securities:
Preferred dividend	—	—	2,056	—

Income available to common stockholders – diluted	$16,508	$13,334	$81,854	$25,178

Weighted average shares outstanding – basic	22,601	30,879	22,601	30,872

Diluted shares outstanding:
Weighted average shares outstanding	22,601	30,879	22,601	30,872
Add shares contingently issuable upon conversion of preferred securities	—	—	6,112	—
Add shares issuable upon exercise of stock options, net	464	719	217	724

Weighted average number of shares outstanding – diluted	23,065	31,598	28,930	31,596

Earnings Per Share:
Basic	$0.73	$0.43	$3.53	$0.82
Diluted	$0.72	$0.42	$2.83	$0.80

As of June 30, 2005 and June 30, 2004, total options outstanding were 1,145,098 and 2,227,714, respectively. At June 30, 2004, 27,028 options were outstanding with exercise prices in excess of the average market value of common stock and, therefore, were excluded from the diluted earnings per share calculation.

3. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan that covers many former GTE Midwest Incorporated salaried employees and most former GTE Midwest Incorporated hourly employees. The provisions of the Plan were assumed by the Company in connection with the GTE acquisition. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum death benefits, and various annuity options. No company contributions were made during the first six months of 2005.

Components of pension benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(dollars in thousands)
Pension Benefit Cost:
Service cost	$242	$197	$484	$464
Interest cost	334	378	668	762
Expected return on plan assets	(225)	(256)	(450)	(518)
Amortization of unrecognized actuarial loss	69	147	138	244

Net periodic benefit cost	$420	$466	$840	$952

During the second quarter of 2005, we amended the Plan to mandatorily discontinue further benefit accruals for all salaried and certain hourly participants, and to permit certain other hourly participants to elect to discontinue further benefit accruals. As a result of the amendment, the number of employees accruing further benefits under the Plan has been reduced to approximately 40 from 175. The accrued benefits for employees subject to the mandatory termination will be transferred to a separate plan (the “Spin-Off Plan”) which will be terminated upon the receipt of all the necessary approvals, expected to occur during the fourth quarter of 2006 or the first quarter of 2007. The employees that elected to discontinue further benefit accruals may elect to receive a current distribution of their accrued benefits without termination of employment. The amendment had a minimal effect on the results of operations for the period ended June 30, 2005.

Due to the pension plan amendment, we updated the measurement of our pension obligation and our net periodic benefit cost as of May 31, 2005. The pension costs estimate was determined using a discount rate of 5.25%, an expected return on plan assets of 7.0% and a long-term rate of compensation increase of 4.0%.

As a result of the amendment, the distribution of accrued benefits from the Plan during the last six months of 2005 will likely exceed the amounts in our prior FAS 87 analysis for the period. We estimate that the higher benefit distributions will likely result in additional expense recognition of between $1.0 million and $1.8 million during the second half of 2005. We anticipate that the expected 2005 funding requirement will be unchanged at approximately $1.7 million.

Upon the termination of the Spin-Off Plan, we expect to recognize additional expense of approximately $4.8 million to $5.5 million. We also expect that additional funding of approximately $7.1 million to $7.8 million will be required upon the termination of the Spin-Off Plan.

Post Retirement Benefits

The Company assumed a postretirement benefit obligation plan for employees who qualified for benefits at the date of the GTE acquisition. This plan provides for certain medical and life insurance benefits to select employees who satisfy the requirements for an early or normal pension under the defined benefit pension plan.

Components of postretirement benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(dollars in thousands)
Postretirement Benefit Cost:
Service cost	$47	$45	$98	$91
Interest cost	130	134	268	268
Amortization of unrecognized net actuarial loss	32	49	64	98
Amortization of unrecognized prior service cost	(37)	(38)	(57)	(77)

Net periodic benefit cost	$172	$190	$373	$380

4. LONG-TERM DEBT

Credit Facilities

As a part of our initial public offering and the related debt refinancing, we entered into new credit facilities with a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities and retired the previously outstanding senior credit facility with the Rural Telephone Finance Cooperative. As of June 30, 2005, we had outstanding $477.8 million of senior debt under the new term facilities and $27.5 million drawn under the $100.0 million revolving credit facility. The details of the facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of June 30, 2005, $27.5 million was outstanding on the revolving credit facility and $72.5 million was available. Borrowings under the new revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of June 30, 2005, we had $23.5 million outstanding under LIBOR elections at an average all-in rate of 5.2% and $4.0 million outstanding under the base rate election with an all-in rate of 6.25%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) LIBOR plus 2.0% or (b) a base rate plus 1.0%. As of June 30, 2005, $350 million was based upon a LIBOR election effective through September 30, 2005, at an all-in rate of 5.49%. We have entered into an interest rate swap to fix the rate on $350 million of Term Loan B as more fully described below. As of June 30, 2005, the interest rate on the remaining $50 million was based upon a LIBOR election effective through December 12, 2005 at an all-in rate of 5.54%.

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

Term Loan D is a $7.8 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Upon the expiration of the 6.65% fixed interest rate on Term Loan D in November 2007, interest on such term loan will convert to the Rural Telephone Finance Cooperative variable rate plus 0.85%.

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

The credit facilities permit us to pay dividends to holders of our common stock; however, they contain significant restrictions on our ability to do so. The credit facilities contain certain negative covenants that, among other things, limit or restrict our ability (as well as those of our subsidiaries) to: create liens and encumbrances; incur debt, issue preferred stock, or enter into leases and guarantees; enter into loans, investments and acquisitions; make asset sales, transfers or dispositions; change lines of business; enter into hedging agreements; pay dividends, redeem stock, or make certain restricted payments; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback or synthetic lease transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to our fiscal year; and engage in mergers and consolidations.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of June 30, 2005.

Interest Rate Swap

On November 4, 2004, we entered into an interest rate swap agreement with a nationally recognized commercial bank that effectively fixes the interest rate we will pay on specified portions of our indebtedness under Term Loan B. Pursuant to this swap: from November 5, 2004 through December 30, 2007 the interest on $350.0 million of our indebtedness under Term Loan B will be fixed at a weighted average rate of 5.69%; from December 31, 2007 through December 30, 2008 the interest rate on $285.3 million of such indebtedness will be fixed at a weighted average rate of 5.76%; and from December 31, 2008 through November 4, 2009 the interest rate on $142.7 million of such indebtedness will be fixed at 5.87%.

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

6. STOCK INCENTIVE PLAN

The Iowa Telecommunications Services, Inc. 2002 Stock Incentive Plan (the “2002 Stock Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the Incentive Plan, options have been granted for the purchase of 2,227,714 shares of which options for the purchase of 1,145,098 remain outstanding as of

June 30, 2005. No new options will be granted under the Incentive Plan. The term of each option did not exceed 10 years from the date of grant. All unvested options outstanding at the time of the closing of the Company’s initial public offering in November 2004 vested pursuant to the terms of the 2002 Stock Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

During 2004, the Company adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” using the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, effective January 1, 2004. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is recognized as expense over the vesting period. In connection with the use of the retroactive restatement method, the Company calculated the fair value of outstanding awards using the minimum value method as if the fair value method of SFAS No. 123 had been applied from its original effective date. The Company recorded approximately $1,000 of stock-based compensation expense during the three months and six months ended June 30, 2004. During the three and six month periods ended June 30, 2005, the Company recorded $361,000 and $715,000, respectively, of stock-based compensation expense to reflect the change in fair value of the outstanding options as a result of the reduction of the exercise price due to the declaration of cash dividends.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months or six months ended June 30, 2005. There were no options granted during the three months ended June 30, 2004 and 27,028 options granted during the six months ended June 30, 2004. The table below depicts the weighted-average assumptions used in determining the options’ fair value on their grant date and at the time of the exercise price reductions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004		2005
Weighted Average Expected Life (in years)	N/A	4.38%	10.0 yr		4.5 yr
Risk free interest rate	N/A	3.66%	4.15%		3.89%
Volatility	N/A	31%	0%	(1)	33%	(2)
Dividend yield	N/A	0%	0%		0%

(1)	Because the Company was not a public entity, the volatility of the stock was excluded in estimating the options’ value, as permitted under SFAS No. 123.
(2)	Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate for a pool of similar entities was used.

A summary of the status of the 2002 Stock Incentive Plan as of June 30, 2005 and 2004, and the changes during the three and six-month periods then ended is presented below:

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2005
Fixed Options	Shares	Average Exercise Price per Share	Shares	Average Exercise Price per Share
OUTSTANDING AT MARCH 31,	2,227,714	$8.08	1,195,919	$7.50
Granted	—	—	—	—
Exercised	—	—	(50,821)	7.55

OUTSTANDING AT JUNE 30, (1)	2,227,714	$8.08	1,145,098	$7.09

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2005
Fixed Options	Shares	Average Exercise Price per Share	Shares	Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	2,200,686	$8.04	1,195,919	$7.90
Granted	27,028	11.10	—	—
Exercised	—	—	(50,821)	7.55

OUTSTANDING AT JUNE 30, (1)	2,227,714	$8.08	1,145,098	$7.09

Options exercisable at JUNE 30, (1)	1,845,895	$8.00	1,145,098	$7.09

Weighted-average grant date fair value of options granted during the period	27,028	$0.67	—	$—

(1)	The weighted average exercise price of options exercisable at June 30, 2005 reflects the reduction in accordance with the 2002 Stock Incentive Plan, which resulted from the declaration of cash dividends.

The following table summarizes information about stock options outstanding at June 30, 2005:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life in Years	Number	Weighted Average Exercise Price per Share
$6.75 - $7.25	986,546	7.33	986,546	$6.98
$7.26 - $7.75	143,357	7.65	143,357	$7.53
$10.00 - $10.50	15,195	9.08	15,195	$10.11

Pursuant to the Incentive Plan, all options became fully vested on November 23, 2004 as a result of the change in share ownership resulting from the Company’s initial public offering of common stock.

2005 Stock Incentive Plan

On June 16, 2005, the shareholders of the Company approved the Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”), which provides for the issuance of up to 500,000 shares of common stock pursuant to grants of restricted stock and restricted stock units, dividend equivalents, performance awards and awards of unrestricted stock to employees, officers, directors, consultants and advisors. The term of the 2005 Stock Incentive Plan is until June 16, 2015, unless terminated before then by the Board.

As of June 30, 2005, no awards have been made under the 2005 Stock Incentive Plan.

7. DISCLOSURES ABOUT FAIR VALUE OF INTEREST RATE SWAP

On November 4, 2004, the Company entered into an interest rate swap agreement in contemplation of the recapitalization, which occurred on November 23, 2004. The purpose of the swap agreement is to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt.

Effective November 23, 2004, the Company designated the swap agreement as a hedge against the variability of interest payments resulting from fluctuations in market interest rates. The hedged item is $350 million of the Company’s Term Loan B. For the three and six months ended June 30, 2005, the Company recognized a loss of $5.6 million and a gain of $2.0 million, respectively, resulting from the changes in fair market value of the swap instrument. The portion of the change in fair value attributable to hedge ineffectiveness, which for the three and six months ended June 30, 2005 was $0 and $1,000, respectively, is recorded in the Other Income section of the Company’s Consolidated Statement of Operations. The portion of the change attributable to hedge effectiveness, for the three and six months ended June 30, 2005 was a loss of $5.6 million and a gain of $2.0 million, respectively, is recorded in the Other Comprehensive Income section of the Company’s Statement of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

The fair value of our interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a nationally recognized financial institution. The fair value and the carrying amount of the interest rate swap as of June 30, 2005 was approximately $3.4 million and is recorded in the Intangible and Other Assets section of our Consolidated Balance Sheets. The entry to adjust the fair value of the interest rate swap has not been tax effected as a valuation allowance has been provided at June 30, 2005 for the net deferred tax assets. The Company did not have any interest rate swaps at any time during the six months ended June 30, 2004.

8. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

9. NEW ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted, modified, repurchased or cancelled after the effective date. On April 14, 2005 the Securities and Exchange Commission announced the adoption of a rule that defers the effective date for adoption to the first fiscal year beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows as all of our outstanding stock options were fully vested at the date of issuance of SFAS 123R. Grants of stock-based awards under the 2005 stock Incentive Plan or modifications to outstanding stock options after the effective date of the standard may result in additional compensation expense pursuant to the provisions of SFAS 123R.

10. SUBSEQUENT EVENTS

On August 2 and August 3 of 2005, the Company’ Board of Directors granted awards for a total of 242,500 shares of restricted stock to certain employees pursuant to the 2005 Stock Incentive Plan. The fair value of the awards in determining compensation expense will be based upon the market value of the shares as of the close of business on the day of the grant. The weighted average fair value per share for the shares granted is $18.66 and will be recorded as compensation expense over the vesting period. The awards include graded vesting schedules that result in vesting at various dates beginning April 1, 2007 through August 2, 2010. The awards also include dividend equivalents entitling the award recipients to receive, with respect to the shares awarded, all dividends paid by the Company to holders of common stock.

ITE M 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information contained herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the “Risk Factors” section of our Annual Report on Form10-K for the year ended December 31, 2004 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Overview

General

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa, serving over 440 communities across the state. We are the second-largest local exchange carrier in Iowa. We operate 294 telephone exchanges as the incumbent or “historical” local exchange carrier and are currently the sole telecommunications company providing wireline services in approximately 86% of the communities where we serve as the incumbent. Together with our competitive local exchange carrier subsidiary, we provide services to approximately 265,400 access lines in Iowa.

Our core businesses are the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 77% of our total revenues in the first six months of 2005, we provide long distance service, dial-up and DSL Internet access and other communications services. In 2002, as part of our strategy of pursuing low-cost growth beyond our current service area, we began to compete for customers in adjacent markets in Iowa through our competitive local exchange carrier subsidiary, Iowa Telecom Communications, Inc. (ITC).

Factors Affecting Our Operating Performance

We believe that a number of industry and company-specific factors have affected and will continue to affect our results of operations. These factors include the following:

•	the effect on our revenues of declining numbers of access lines and our strategic response to this trend, which includes efforts to introduce enhanced local services and additional services like dial-up and DSL Internet access and long distance service and to cross-sell these services to our subscriber base;

•	the effect on our revenues of our rate and pricing structure, including recent and potential future changes in rate regulation at the state and federal levels;

•	the order adopted by the FCC on August 5, 2005, placing our DSL Internet access service at regulatory parity with cable modem service, which we believe will allow us to modify our retail DSL Internet access service rates without reference to any tarriffed wholesale DSL transmission service and will ultimately require equivalent contributions to the Federal Universal Service Fund from DSL and cable modem services.

•	the effect of the implementation of the Iowa Utilities Board order deregulating retail local service rates in fourteen exchanges and the effect of the statewide election we made, effective July 1, 2005, to begin offering certain retail local services at deregulated rates in accordance with the new Iowa regulatory statute enacted in March 2005.

•	our ability to control our variable operating expenses, such as sales and marketing expense; and

•	the development of our competitive local exchange carrier strategy.

Revenues

Revenue Sources

We derive our revenues from four sources:

Local Telephone Services. We receive revenues from providing local exchange telephone services. These revenues include monthly subscription charges for basic service, as well as charges for extended area service (usually mandatory expanded calling service to selected nearby communities at a flat monthly rate), local private line services and enhanced calling features, such as voice mail, caller ID and 3-way calling. During the three and six-month periods ended June 30, 2004, we also received revenues from expanded local calling plans (optional service to additional selected nearby communities at an additional flat monthly rate). We discontinued expanded local calling plans in the third quarter of 2004.

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated to the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers. In addition, we receive federally administered universal service support, representing approximately 1% of our total revenue in 2004, as a result of the interstate switched access support provisions of the FCC’s CALLS Order which the Company became subject to in 2000. Switched access charges for long distance services within Iowa are based on rates approved by the Iowa Utilities Board. Switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

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

The following table summarizes our revenues and sales from these sources:

	Six Months Ended June 30,		% of Total Revenues and Sales for the Six Months Ended June 30,
	2004 (1)	2005	2004 (1)	2005
	(dollars in thousands)
Local services	$45,270	$37,828	39%	33%
Network access services	46,709	50,867	40%	44%
Toll services	11,072	11,975	10%	10%
Other services and sales	13,292	14,868	11%	13%

Total	$116,343	$115,538	100%	100%

(1)	Local services revenue for the six-months ended June 30, 2004 includes the recognition, as a result of our rate settlement with the Iowa Utilities Board in April 2004, of $7.1 million of revenue collected in prior periods subject to refund. Excluding the prior period revenue, the percentages of total revenues and sales for the six-months ended June 30, 2004 attributable to local services, network access services, toll services and other services and sales were 35%, 43%, 10%, and 12%, respectively.

Access Line Trends

The number of access lines served is a factor affecting a telecommunications provider’s revenues. Reflecting a general trend in the rural local exchange carrier industry in the past few years, the number of access lines we serve as an incumbent local exchange carrier has been gradually decreasing. We expect that this trend will continue. As substantially all of our revenues result from our relationships with customers who utilize our access lines and the level of activity recorded on those lines, the access line trend has an adverse impact on our revenues. Our response to this trend will have an important impact on our future revenues. Our primary strategy to respond to this trend consists of leveraging our strong incumbent market position to increase revenue per access line by selling additional services to our customer base, and to promote our DSL Internet access service offering, which is often used in lieu of additional access lines devoted to Internet usage. In addition, we expect to obtain some new access lines as we pursue expansion of our service area through our competitive local exchange carrier subsidiary and, potentially, through selected acquisitions of lines from other telecommunications companies. However, we believe that the number of access lines served is not the sole meaningful indicator of our operating prospects and that, given our relatively stable subscriber base and ability to offer additional services, average revenue per access line is also a meaningful indicator for us.

The table below indicates the total number of access lines served by us, the number of customers subscribing to the indicated types of service, and average revenue per access line, as of the dates and for the periods shown:

	As of June 30,
	2004	2005
Incumbent local exchange access lines (1)	257,500	246,200
Competitive local exchange carrier access lines (2)	10,100	19,200

Total access lines	267,600	265,400

Long distance subscribers	121,400	141,200
Dial-up Internet subscribers	53,100	47,200
DSL subscribers	9,900	22,600
Average monthly revenue per access line for the three months ended June 30, (3)	$68.74	$72.76

Average monthly revenue per access line for the six months ended June 30, (3)	$68.27	$72.34

(1)	Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 4,100 wholesale lines subscribed at June 30, 2005, compared to 4,500 wholesale lines subscribed at June 30, 2004.
(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiary, ITC.
(3)	Average monthly revenue per access line is computed by dividing the total revenue for the period, excluding revenue collected in prior periods subject to refund recognized in the current period, by the average of the access lines at the beginning and at the end of the period. Revenue collected in prior periods subject to refund recognized in the current period was $7.7 million and $7.1 million for the three and six- month periods ended June 30, 2004, respectively.

We believe that one of the primary reasons for our loss of 11,300 incumbent local exchange carrier access lines between June 30, 2004 and June 30, 2005 was customer response to the rate increases we have instituted pursuant to our April 2004 rate settlement with the Iowa Utilities Board.

We will continue our strategy of increasing revenues by cross selling services to our existing customer base, in the form of both bundled service packages and individual additional services. Between June 30, 2004 and June 30, 2005, total long distance service subscribers increased by 16%, total DSL Internet access service subscribers increased by 12,700, and total dial-up Internet access service subscribers decreased by 5,900, with some of the decrease in total dial-up subscribers being a reflection of customer migration from dial-up to DSL service. Thus, while our total access line count fell by 0.8% from June 30, 2004 to June 30, 2005, average revenue per access line for the period grew by 6.0%. We believe the primary contributor to our ability to maintain our revenue stream during a time of decreasing access lines has been our success at selling additional services and our ability to increase our pricing.

The following is a discussion of the major factors affecting our access line counts:

Cyclical Economic and Industry Factors. We believe that the general downturn in economic conditions since 2000 has had a negative effect on our access line counts. We expect that improved performance in the Iowa economy will stabilize this cyclical factor. In addition, incumbent local exchange carriers generally experienced an unusual increase in access line demand during the late 1990’s, for example, as households purchased additional lines devoted to dial-up Internet access. In our view, this spike in access line demand was not sustainable over the long term, and current access line levels are more indicative of underlying demand.

Competition. Competitive local exchange carriers are offering service or are in the process of beginning to offer service in approximately 43 of the 424 incumbent local exchange communities that we serve. Of these communities, 31 were subject to competition at the time of the acquisition of the Iowa property from GTE in 2000. We believe that most of these competitive local exchange carrier incursions and subsequent line losses were related to customer dissatisfaction with the previous provider’s service. Since 2001, we believe we have slowed significantly the loss of customers to competitive local exchange carriers by providing additional service offerings, focusing our marketing efforts and implementing competitive pricing.

In addition, we have experienced and expect to continue experiencing some line losses due to competition from wireless providers, but cannot precisely quantify the effect of this competition on us. We are responding proactively to the threat of wireless competition by offering bundled service packages that include blocks of long distance minutes. These packages are designed to meet the demand of our customers who wish to purchase both local and long distance services in a package, as is typically offered by wireless providers.

As a result of the competition that we face in specific Iowa communities, regulation of rates we charge for retail local exchange service in 14 communities has been eliminated. In December 2004, the Iowa Utilities Board determined that effective competition existed in 14 exchanges where we operate as the incumbent local exchange carrier and issued an order deregulating local service in these exchanges. We implemented this order in the first quarter of 2005 and are offering deregulated pricing in some of these markets. In addition, in early 2005, the Iowa Utilities Board approved our request to modify our rates for local exchange services in three exchanges in order to respond to a competitor’s lower rates. We believe implementation of the Iowa Utilities Board’s orders deregulating the 14 exchanges and approving competitively responsive rates in the three exchanges will enhance our ability to compete and regain market share in these exchanges. In addition, in May 2005, the Iowa Utilities Board initiated a second deregulation proceeding in which it proposes to deregulate retail single line and extended area (EAS) local service in an additional 14 Company exchanges where competitive local exchange service is offered. We expect an order in the second deregulation proceeding by the end of the year.

Also, on June 1, 2005, we elected effective July 1, 2005, to deregulate our rates for all retail local exchange services except for single-line flat-rated business and residential service and extended area service (EAS) in accordance with legislation enacted by the Iowa General Assembly in March 2005. Under this new law, single-line flat-rated business and residential service and EAS will be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. This legislation also provides us the opportunity to increase rates for services which remain price regulated, as discussed in more detail below. We believe that the gradual deregulation of our business will enable us to better respond to competitive offerings by other providers.

Exchange Sales. We currently have agreed to two exchange sale transactions, subject to certain regulatory approvals and conditions, in which we will sell approximately 800 lines and 2,200 lines, respectively. In each of these cases, we believe the sale price makes the disposal economically compelling. We expect that the two pending sales will result in $13.2 million of net cash, and as part of one transaction we have already purchased the buyer’s dial-up and DSL Internet businesses since this component of the transaction did not require regulatory approval.

Ancillary Effects of our Data Businesses. Part of our decreasing line count has been an ancillary effect of our strategic focus on growing our DSL Internet access service business. As our Internet service provider business expanded, some of our smaller competitors have cancelled their connections to our network. These connections had historically been counted as access lines. Moreover, as we increase DSL Internet access service penetration, customer demand for second lines for dial-up Internet access service decreases accordingly, because DSL Internet access service obviates the need for a second line dedicated to Internet usage. We believe that the revenue generated by our dial-up and DSL Internet access services outweighs the effect of this type of access line loss.

Our Retail Local Rate and Pricing Structure

Basic business and residential telephone service, intra-state switched access, extended area service, 911 and E911 services, white pages directory listings and dual party relay service are all regulated as “basic communications services” by the Iowa Utilities Board. The Iowa statutory price regulation plan pursuant to which we operate provides a mechanism to adjust our rates for basic communications services to reflect the impact of inflation. On April 2, 2004, we entered into a settlement agreement relating to an Iowa Utilities Board rate proceeding we had initiated in 2002. As a result of the settlement agreement, effective April 23, 2004, our monthly charges for basic local service in all of our exchanges were consolidated to $16.60 for residential customers and $32.09 for business customers. Pursuant to our settlement agreement relating to the Iowa Utilities Board rate proceeding, most of the resulting incremental regulated local basic service revenues we will receive as a result of these rate increases must be expended on capital improvements to our network. Effective January 17, 2005, our monthly charges for basic local services were adjusted to $16.98 for residential customers and $32.98 for business customers pursuant to an inflationary increase allowed under the existing Iowa statutory price regulation plan. Prior to the settlement agreement, rates for local basic service varied by exchange and by customer class. The average monthly basic local service rate across all of our exchanges for residence and business customers were $12.15 and $25.09 respectively.

Our rates for other non-basic services we provide, including local services like caller ID, call waiting, call forwarding, voice messaging, Centrex station lines, private lines and directory assistance, long-distance services and data services like dial-up and DSL Internet access, are not price regulated.

As described under Competition, effective July 1, 2005 pursuant to recently-enacted legislation, the rates for all of our retail local exchange service except for single-line flat-rate business and residential service and extended area service (EAS) were deregulated. From July 1, 2005 onward, rates for single line services remaining under price regulation may be adjusted annually by one dollar for residential lines and two dollars for business lines, up to a monthly rate cap of $19.00 for residence lines and $38.00 for business lines. Rates may be further adjusted annually to reflect inflation. If the Iowa Utilities Board decides to continue price regulation past 2008 to 2010, the annual rate increase caps will be doubled to two dollars and four dollars and the overall rate caps of $19.00 and $38.00 will be eliminated.

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

As of June 30, 2005, ITC served approximately 5,900 business and 13,300 residential access lines. ITC accounted for 7.2% of Iowa Telecom’s total access lines as of June 30, 2005. As of June 30, 2005, our investment in ITC was $3.2 million, the majority of which relates to customer acquisition and marketing expense. Throughout 2005, we plan to maintain this limited investment approach as we continue to grow our competitive local exchange carrier business.

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues and sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Total revenues and sales	100%	100%	100%	100%
Cost of services and sales (excluding expenses listed separately below)	21%	28%	22%	27%
Selling, general and administrative	14%	15%	16%	17%
Depreciation and amortization	19%	21%	20%	21%

Operating income	46%	36%	42%	35%
Total other expenses, net	20%	13%	21%	13%

Net income	26%	23%	21%	22%

Three Months Ended June 30, 2005 and 2004

Revenues and Sales

The table below sets forth the components of our revenues and sales for the three months ended June 30, 2005 compared to the same period in 2004:

	Three Months Ended June 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Revenues and Sales
Local services	$27,508	$19,021	$(8,487)	-30.9%
Network access services	23,044	25,365	2,321	10.1%
Toll services	5,497	5,986	489	8.9%
Other services and sales	6,862	7,665	803	11.7%

Total revenues and sales	$62,911	$58,037	$(4,874)	-7.7%

Local Services. Local services revenues decreased $8.5 million, or 30.9%, for the three months ended June 30, 2005, as compared to 2004, primarily due to $7.7 million of revenue collected subject to refund in prior periods and recognized during the second quarter of 2004. The new rates established under the settlement agreement became effective on April 23, 2004. Also contributing to the decrease was the loss of $1.5 million in revenues resulting from the discontinuance of the expanded local area calling plans during the third quarter of 2004. These reductions were partially offset by the benefit of the April 23, 2004 increase, for the entire quarter in 2005, which resulted in additional revenue of $427,000 as compared to the same period in 2004. Also contributing favorably was an increase in revenue from enhanced local services of $291,000 for the three months ended June 30, 2005 as compared to 2004, due to the growth of our bundled product offerings.

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

Network Access Services. Our network access services revenues increased $2.3 million, or 10.1%, for the three months ended June 30, 2005 as compared to the same period in 2004. Revenues from switched access services increased approximately $2.4 million, due primarily to an increase in access minutes per line which is due in part to the elimination of the expanded local calling plans. That increase was partially offset by a $342,000 decrease in revenue from the Universal Service Fund.

Toll Services. Our toll services revenues increased by $489,000, or 8.9%, for the three months ended June 30, 2005 as compared to the same period in 2004. This revenue growth was attributable to an increase in the number of long distance customers of approximately 19,800, or 16%, partially offset by a decrease in average minutes of use per customer and average revenue per minute. Our growth in long distance customers from June 30, 2004 to June 30, 2005 can be attributed in part to the elimination of the expanded local calling plans.

Other Services and Sales. Other services and sales revenues increased by $803,000, or 11.7%, for the three months ended June 30, 2005 as compared to the same period 2004. The revenue increase was primarily due to growth in the number of DSL Internet customers. DSL Internet access service revenues increased $1.4 million, or 106.8%, due primarily to customer growth. This increase was partially offset by decreases in dial-up Internet revenue of $252,000. We believe the decline in dial-up Internet access service customers is the result of customer migration to broadband products such as our DSL service.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the three months ended June 30, 2005, compared to the same period in 2004:

	Three Months Ended June 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$13,074	$15,909	$2,835	21.7%
Selling, general and administrative	8,792	8,808	16	0.2%
Depreciation and amortization	11,974	12,346	372	3.1%

Total operating costs and expenses	$33,840	$37,063	$3,223	9.5%

Cost of Services and Sales. Cost of services and sales increased $2.8 million, or 21.7%, for the three months ended June 30, 2005 as compared to the same period in 2004. As a result of customer growth, we experienced an increase in competitive local exchange carrier access lines which, in turn, raised costs for providing this service by $817,000 for the three months ended June 30, 2005 as compared to the same period in 2004. The increase in long distance customers, coupled with the termination of the historical agreement for the exchange of traffic related to our discontinued local calling plans, resulted in approximately $1.6 million of additional cost to deliver long distance traffic.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $16,000, or 0.2%, for the three months ended June 30, 2005 as compared to the same period in 2004. The second quarter of 2005 includes a $2.0 million favorable impact resulting from past access disputes with other carriers. Offsetting this favorable impact was a $1.2 million increase in salary wages and benefits, $537,000 of external costs related to Sarbanes Oxley compliance and other costs related to being a publicly traded company. Contributing to the increase in salary, wages and benefits was $361,000 of non-cash compensation expense related to exercise price reductions on outstanding stock options as provided for in our 2002 Stock Incentive Plan.

Depreciation and Amortization. Depreciation and amortization increased $372,000, or 3.1%, for the three months ended June 30, 2005 as compared to the same period in 2004. This was primarily due to higher average plant balances relating mainly to additions to our network facilities.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the three months ended June 30, 2005 compared to the same period in 2004.

	Three Months Ended June 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Other Income (Expense)
Interest and dividend income	$782	$133	$(649)	-83.0%
Interest expense	(13,345)	(7,706)	5,639	-42.3%
Other, net		(67)	(67)	NA

Total other expense	$(12,563)	$(7,640)	$4,923	-39.2%

Interest and Dividend Income. Interest and dividend income decreased $649,000, or 83.0%, primarily due to the reduction in patronage dividend income from the RTFC Subordinated Capital Certificates, which were partially redeemed in connection with the initial public offering and debt refinancing in November 2004.

Interest Expense. Interest expense decreased $5.6 million, or 42.3%, for the three months ended June 30, 2005 as compared to the same period in 2004, principally as a result of the reductions in the amount of debt outstanding, and in the average interest rate on our new debt issued in connection with our debt refinancing in November 2004.

Other, Net. Other, net was a net expense of $67,000 for the three months ended June 30, 2005 compared to $0 in the same period in 2004, related to the change in the fair value of the interest rate swap agreement.

Income Tax Expense

A valuation allowance has been provided at June 30, 2005 for our net deferred tax assets due to our cumulative losses. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of June 30, 2005, the balance of the deferred tax asset and the valuation allowance was $14 million. Our unused tax net operating loss carryforward was approximately $209 million, and will expire between 2020 and 2024.

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

Six Months Ended June 30, 2005 and 2004

Revenues and Sales

The table below sets forth the components of our revenues and sales for the six months ended June 30, 2005 compared to the six months ended June 30, 2004:

	Six Months Ended June 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Revenues and Sales
Local services	$45,270	$37,828	$(7,442)	-16.4%
Network access services	46,709	50,867	4,158	8.9%
Toll services	11,072	11,975	903	8.2%
Other services and sales	13,292	14,868	1,576	11.9%

Total revenues and sales	$116,343	$115,538	$(805)	-0.7%

Local Services. Local services revenues decreased $7.4 million, or 16.4%, for the six months ended June 30, 2005, as compared to 2004, primarily due to $7.1 million of revenue collected subject to refund in prior periods and recognized during the second quarter of 2004. The new rates established under the settlement agreement became effective on April 23, 2004. Also contributing to the decrease was the loss of $3.1 million in revenues resulting from the discontinuance of the expanded local area calling plans during the third quarter of 2004. These reductions partially offset the benefit of the April 23, 2004 rate increase for the entire period which resulted in additional revenue of $2.3 million. In addition, we experienced an increase in revenue from enhanced local services of $537,000 for the six months ended June 30, 2005 as compared to 2004, due to the growth of bundled product offerings.

Network Access Services. Our network access services revenues increased $4.2 million, or 8.9%, for the six months ended June 30, 2005 as compared to the same period in 2004. Revenues from switched access services increased approximately $4.4 million, due primarily to an increase in access minutes per line which is due in part to the elimination of the expanded local calling plans. That increase was partially offset by a $668,000 decrease in revenue from the Universal Service Fund.

Toll Services. Our toll services revenues increased by $903,000, or 8.2%, for the six months ended June 30, 2005 as compared to the same period in 2004. This revenue growth was attributable to an increase in the number of long distance customers of approximately 19,800, or 16%, partially offset by a decrease in average minutes of use per customer and average revenue per minute. Our growth in long distance customers from June 30, 2004 to June 30, 2005 can be attributed in part to the elimination of the expanded local calling plans.

Other Services and Sales. Other services and sales revenues increased by $1.6 million, or 11.9%, for the six months ended June 30, 2005 as compared to the same period 2004. The revenue increase was primarily due to growth in the number of DSL Internet customers. DSL Internet access service revenues increased $2.5 million, or 104.1%, due primarily to customer growth. This increase was partially offset by a decrease in dial-up Internet of $344,000. We believe the decline in dial-up Internet access service customers is the result of customer migration to broadband products such as our DSL service.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the six months ended June 30, 2005, compared to the same period in 2004:

	Six Months Ended June 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Local service Cost of services and sales (exclusive of items shown separately below)	$25,923	$31,442	$5,519	21.3%
Selling, general and administrative	17,985	18,926	941	5.2%
Depreciation and amortization	23,774	24,689	915	3.8%

Total operating costs and expenses	$67,682	$75,057	$7,375	10.9%

Cost of Services and Sales. Cost of services and sales increased $5.5 million, or 21.3%, for the six months ended June 30, 2005 as compared to the same period in 2004. The increase in long distance customers, coupled with the termination of the historical agreement for the exchange of traffic related to our discontinued local calling plans, resulted in approximately $3.5 million of additional cost to deliver long distance traffic. As a result of customer growth, we experienced an increase in competitive local exchange carrier access lines which, in turn, raised costs for providing this service by $1.8 million for the six months ended June 30, 2005 as compared to the same period in 2004.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $941,000, or 5.2%, for the six months ended June 30, 2005 as compared to the same period in 2004. The second quarter of 2005 includes a $2.0 million favorable impact resulting from past access disputes with other carriers. Offsetting this favorable impact was a $2.2 million increase in salary wages and benefits, $537,000 of external costs related to Sarbanes Oxley compliance and other costs related to being a publicly traded company. Contributing to the increase in salary, wages and benefits was $715,000 of non-cash compensation expense related to exercise price reductions on outstanding stock options as provided for in our 2002 Stock Incentive Plan.

Depreciation and Amortization. Depreciation and amortization increased $915,000, or 3.8%, for the six months ended June 30, 2005 as compared to the same period in 2004. This was primarily due to higher average plant balances relating mainly to additions to our network facilities.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the six months ended June 30, 2005 compared to the same period in 2004:

	Six Months Ended June 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Other Income (Expense)
Interest and dividend income	$1,700	$292	$(1,408)	-82.8%
Interest expense	(26,188)	(15,449)	10,739	-41.0%
Other, net	—	(146)	(146)	NA

Total other expense	$(24,488)	$(15,303)	$9,185	-37.5%

Interest and Dividend Income. Interest and dividend income decreased $1.4 million, or 82.8%, primarily due to the reduction in patronage dividend income from the RTFC Subordinated Capital Certificates, which were partially redeemed in connection with the initial public offering and debt refinancing in November 2004.

Interest Expense. Interest expense decreased $10.7 million, or 41.0%, for the six months ended June 30, 2005 as compared to the same period in 2004, principally as a result of the reductions in the amount of debt outstanding, and in the average interest rate on our new debt issued in connection with our debt refinancing in November 2004.

Other, Net. Other, net was a net expense of $146,000 for the six months ended June 30, 2005 compared to $0 in the same period in 2004, related to the change in the fair value of the interest rate swap agreement.

Income Tax Expense

A valuation allowance has been provided at June 30, 2005 for our net deferred tax assets due to our cumulative losses. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of June 30, 2005, the balance of the deferred tax asset and the valuation allowance was $14 million. Our unused tax net operating loss carryforward was approximately $209 million, and will expire between 2020 and 2024.

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

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements arise primarily from: (i) interest payments related to our credit facilities; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our common stock; and (v) potential acquisitions.

On December 17, 2004, our board of directors declared an initial dividend of $0.175 per share on our common stock. This dividend was paid on January 17, 2005, to shareholders of record at the close of business on December 31, 2004. On March 15, 2005, our board of directors declared a dividend of $0.405 per share on our common stock. The dividend was paid on April 15, 2005, to shareholders of record on March 31, 2005. On June 15, 2005, our board of directors declared a dividend of $0.405 per share on our common stock. The dividend was paid on July 15, 2005, to shareholders of record on June 30, 2005. The dividends represent an indicated annual dividend rate of $1.62 per share. Our intention is to distribute a substantial portion of the cash generated by our business to our shareholders in regular quarterly dividends to the extent we generate cash in excess of operating needs, interest and principal payments on our indebtedness, and capital expenditures. This policy reflects our judgment that our shareholders would be better served if we distributed to them a substantial portion of the cash generated by our business.

We intend to fund our operations, interest expense, capital expenditures, working capital requirements and dividend payments on our common stock from cash from operations. For the six months ended June 30, 2004 and 2005, cash provided by operating activities was $41.1 million and $45.9 million, respectively.

During the second quarter of 2005, we amended the Plan to mandatorily discontinue future benefit accruals for all salaried and certain hourly participants, and to permit certain other hourly participants to elect to discontinue further benefit accruals. As a result of the amendment, the number of employees accruing further benefits under the Plan has been reduced to approximately 40 from 175. The accrued benefits for employees subject to the mandatory termination will be transferred to a separate plan (the “Spin-Off Plan”) which will be terminated upon the receipt of all the necessary approvals, expected to occur during the fourth quarter of 2006 or the first quarter of 2007. The employees that elected to discontinue further benefit accruals may elect to receive a current distribution of their accrued benefits without termination of employment. The amendment had a minimal effect on the results of operations for the period ended June 30, 2005.

As a result of the amendment, the distributions of accrued benefits from the Plan during the last six months of 2005 will likely exceed the amounts assumed in our prior FAS 87 analysis for that period. We estimate that the higher benefit distributions will likely result in additional expense recognition of between $1.0 million and $1.8 million during the second half of 2005. We anticipate that the expected 2005 funding requirement will be unchanged at approximately $1.7 million.

Upon the termination of the Spin-Off Plan, we expect to recognize additional expense of approximately $4.8 million to $5.5 million. We also expect that additional funding of approximately $7.1 million to $7.8 million will be required upon the termination of the Spin-Off Plan.

We expect that the projected benefit obligation for our defined benefit pension plans subsequent to the termination of the Spin-Off Plan will be between $13 million and $16 million as compared to the projected benefit obligation of $26 million as of December 31, 2004. We estimate that the pension amendments will result in a reduction in annual pension expense from $1.8 million in the twelve months ended June 30, 2005 to approximately $725,000 to $800,000 in 2007.

To fund any significant future acquisitions, we intend to use borrowings under our new revolving credit facility or, subject to the restrictions in the new credit facilities, to arrange additional funding through the sale of public or private debt and/or equity securities, including common stock, or to obtain additional senior bank debt.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. We will not be required to make any scheduled amortization payments under our credit facilities, which will mature in 2011. However, we may be required to make annual mandatory prepayments under our new credit facilities with a portion of our available cash. We will need to refinance all or a portion of our indebtedness on or before maturity in 2011.

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

We have historically funded our operations and capital expenditure requirements primarily from cash from operations and our revolving line of credit. The following table summarizes our short-term liquidity, as of June 30, 2005, and December 31, 2004:

	As of
	December 31, 2004	June 30, 2005
	(dollars in thousands)
Short-Term Liquidity:
Current assets	$28,493	$30,011
Current liabilities	(87,044)	(72,059)

Net working capital	$(58,551)	$(42,048)

Cash and cash equivalents	$2,874	$3,511
Available on revolving credit facility	$58,493	$72,500

The decrease in current liabilities from December 31, 2004 to June 30, 2005 is primarily due to the use of cash generated from operations to reduce the amount outstanding on our revolving line of credit.

The following table summarizes our sources and uses of cash for the six months ended June 30, 2004 and 2005:

	For the Six Months Ended June 30,
Description	2004	2005
	(dollars in thousands)
Net Cash Provided (Used)
Operating activities	$41,087	$45,914
Investing activities	(16,333)	(13,753)
Financing activities	(55,224)	(31,524)

Cash Provided by Operating Activities

For the six months ended June 30, 2004 and 2005, cash provided by operating activities was $41.1 million, and $45.9 million, respectively.

Cash Used in Investing Activities

The table below sets forth the components of cash used in investing activities for the six months ended June 30, 2004 and 2005:

	For the Six Months Ended June 30,
	2004	2005
	(dollars in thousands)
Network and support assets	$12,007	$12,244
Other	2,629	1,424

Total capital expenditures	14,636	13,668
Business acquisitions	1,697	85

Total	$16,333	$13,753

Capital expenditures for the six-months ended June 30, 2005 decreased by $1.0 million as compared to first six months of 2004 primarily due to information systems expenditures made during 2004.

Pursuant to the terms of our April 2004 Iowa Utilities Board rate proceeding settlement agreement, substantially all additional revenues generated by the new rates approved pursuant to the agreement are required to be invested in capital improvements identified in a network improvement plan approved by the Iowa Utilities Board on May 10, 2004. This plan was updated and filed in November of 2004 and approved by the Iowa Utilities Board in December 2004 to reflect anticipated network improvements to be made in 2005 through 2007.

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

The deregulation of local retail services will affect our capital expenditure obligations pursuant to our rate settlement agreement. We believe that the impact of deregulation of our retail local service lines will reduce our capital expenditure obligations under the settlement agreement.

On August 4, 2004, the FCC adopted an order increasing the obligations of carriers to report service outages to the FCC. Most significantly, the order required us to report certain non-customer affecting events related to our fiber optic transmission facilities. As part of an industry-wide effort requesting that the FCC reconsider this requirement, we stated to the FCC, in industry-wide hearings held on November 19, 2004, that compliance would cause Iowa Telecom to incur at least $16 million of additional capital expenditures over a period of three to five years. As a result of the industry efforts, on December 20, 2004, the FCC prevented the rule from going into effect until the FCC has reconsidered the matter. At this time, we cannot predict the result of this FCC reconsideration, the financial or operational effects or the impact the final rules may have on our operations.

Cash Used in Financing Activities

For the six months ended June 30, 2005, net cash used in financing activities was $31.5 million as compared to $55.2 million for the same period in 2004, due primarily to the use of cash on hand in 2004 to redeem the Redeemable Convertible Preferred Stock, and the net impact of our initial public offering and the related refinancing on our 2005 levels. Cash used in financing activities for 2005 included $17.9 million in dividends paid on our common stock during the six months ended June 30, 2005.

Long-Term Debt and Revolving Credit Facilities

Credit Facilities

As a part of our initial public offering and the related debt refinancing, we entered into new credit facilities with a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities, and retired the previously outstanding senior credit facility with the Rural Telephone Finance Cooperative. As of June 30, 2005, we had outstanding $477.8 million of senior debt under the new term facilities, and had $27.5 million drawn under the $100.0 million revolving credit facility. The details of the facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of June 30, 2005, $27.5 million was outstanding on the revolving credit facility and $72.5 million was available. Borrowings under the new revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of June 30, 2005, we had $23.5 million outstanding under LIBOR elections at an average all-in rate of 5.24% and $4.0 million outstanding under the base rate election with an all-in rate of 6.25%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) LIBOR plus 2.0% or (b) a base rate plus 1.0%. As of June 30, 2005, $350 million was based upon a LIBOR election effective through September 30, 2005, at an all-in rate of 5.49%. We have entered into an interest rate swap to fix the rate on $350 million of Term Loan B as more fully described below. As of June 30, 2005, the interest rate on the remaining $50 million was based upon a LIBOR election effective through December 12, 2005 at an all-in rate of 5.54%.

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

Term Loan D is a $7.8 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Upon the expiration of the 6.65% fixed interest rate on Term Loan D in November 2007, interest on such term loan will convert to the Rural Telephone Finance Cooperative variable rate plus 0.85%.

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

The credit facilities permit us to pay dividends to holders of our common stock; however, they contain significant restrictions on our ability to do so. The credit facilities contain certain negative covenants that, among other things, limit or restrict our ability (as well as those of our subsidiaries) to: create liens and encumbrances; incur debt, issue preferred stock, or enter into leases and guarantees; enter into loans, investments and acquisitions; make asset sales, transfers or dispositions; change lines of business; enter into hedging agreements; pay dividends, redeem stock, or make certain restricted payments; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback or synthetic lease transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to our fiscal year; and engage in mergers and consolidations.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of June 30, 2005.

Interest Rate Swap

On November 4, 2004, we entered into an interest rate swap agreement with a nationally recognized commercial bank that effectively fixes the interest rate we will pay on specified portions of our indebtedness under Term Loan B. Pursuant to this swap: from November 5, 2004 through December 30, 2007 the interest on $350.0 million of our indebtedness under Term Loan B will be fixed at a weighted average rate of 5.69%; from December 31, 2007 through December 30, 2008 the interest rate on $285.3 million of such indebtedness will be fixed at a weighted average rate of 5.76%; and from December 31, 2008 through November 4, 2009 the interest rate on $142.7 million of such indebtedness will be fixed at 5.87%.

Obligations and Commitments

Our ongoing capital commitments include capital expenditures and debt service requirements. For the six months ended June 30, 2005, capital expenditures were $13.7 million.

The following table sets forth our contractual obligations as of June 30, 2005.

	Payments Due by Period
Obligation	Total	July - Dec. 2005	2006-2007	2008-2010	2011 & After
	(dollars in thousands)
Long-Term Debt:
Senior debt payments	$477,778	$—	$—	$—	$477,778
Revolving credit facility	27,500	—	—	—	27,500
Interest Payments (1)	87,145	13,965	49,604	23,576	—
Operating Lease Payments	633	141	348	142	2

Total Contractual Obligations	$593,056	$14,106	$49,952	$23,718	$505,280

(1)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.

As of June 30, 2005, no letters of credit were outstanding.

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

Income Taxes. Management calculates the income tax provision, current and deferred income taxes, along with the valuation allowance based upon various complex estimates and interpretations of income tax laws and regulations. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not they will not be realized. As of June 30, 2005, the balance of the deferred tax asset and the valuation allowances was $14 million. To the extent we begin to generate taxable income in future years and it is determined the valuation allowance is no longer required, the tax benefit for the remaining deferred tax assets will be recognized at such time.

At June 30, 2005, our unused tax net operating loss carry forward was $209 million, and will expire between 2020 and 2024. The amount of net operating loss allowable to offset income after a change in ownership is limited under Internal Revenue Code (“IRC”) Section 382. Additionally, IRC Section 338 may allow for an increase in this allowance for the periods ending in 2005 through 2009. IRC Section 382 will continue to apply after 2009. Furthermore, we expect that we will continue to be able to take deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $40 million annually through 2014.

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

The following table presents the key assumptions used to measure pension and OPEB expense for 2005 and the estimated impact on pension and OPEB expense for the first six months of 2005 relative to a change in those assumptions:

	Pension
Assumptions	Jan 1 – May 31,	June 1 - June 30,	OPEB
Discount rate	5.75%	5.25%	5.50%
Expected return on plan assets	7.00%	7.00%	NA
Healthcare costs trend rate
Current	NA	NA	9.50%
Level in 2010	NA	NA	7.00%

		Increase in Expense for the Six Months Ended June 30, 2005
Sensitivities		Pension	OPEB
		(in thousands)
0.25% decrease in discount rate		$70	$8
0.25% decrease in expected return on plan assets		18	NA
1% increase in healthcare costs trend rate		NA	254

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the effective date for adoption to the first fiscal year beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows as all of our outstanding stock options were fully vested at the date of issuance of SFAS 123R. Grants of stock based awards under the 2005 stock Incentive Plan or modifications to outstanding stock options after the effective date of the standard may result in additional compensation expense pursuant to the provisions of SFAS 123R.

Inflation

We do not believe that inflation has a significant effect on the financial results of our operations.

ITE M 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in our market risk exposures from December 31, 2004.

IT EM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2005 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

I TEM 1. LEGAL PROCEEDINGS

We currently, and from time to time, are involved in litigation and regulatory proceedings incidental to the conduct of our business. We are not a party to any lawsuits or proceedings that, in the opinion of our management, are likely to have a material adverse effect on us.

IT EM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The registrant held its 2005 Annual Meeting of the Shareholders on June 16, 2005.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement. All such nominees were elected pursuant to the following votes:

	Number of Votes
DIRECTORS	FOR	WITHELD
Brian P. Friedman	28,485,561	316,472
Alan L. Wells	28,486,458	315,575

The Company’s other directors whose terms of office continued after the Annual Meeting are Kevin R. Hraniska and Stuart B. Katz.

(c) Other matters voted upon:

Ratification of appointment of Deloitte & Touche LLP as the Company’s independent public accountants for 2005.

Number of votes FOR	28,717,216
Number of votes AGAINST/WITHELD	68,861
Number of votes ABSTAINING	15,955
Number of BROKER NON-VOTES	0

Shareholder vote for adoption of the Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan.

Number of votes FOR	14,323,564
Number of votes AGAINST/WITHELD	8,045,629
Number of votes ABSTAINING	59,085
Number of BROKER NON-VOTES	6,373,755

ITEM 6. EXHIB ITS

See Exhibit Index following the signature page of this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWA TELECOMMUNICATIONS SERVICES, INC. (Registrant)

Signature	Title	Date
/s/ Alan L. Wells	President, Chief Executive Officer and Director	August 12, 2005
Alan L. Wells

/s/ Craig A. Knock	Vice President, Chief Financial Officer and Treasurer, (Principal Accounting Officer)	August 12, 2005
Craig A. Knock

EXHIBIT INDEX

IOWA TELECOMMUNICATIONS SERVICES, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2005

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