Form 10-Q
period 2005-09-30
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2005-11-14
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of October 31, 2005 was 31,307,920.

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

	December 31, 2004	September 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,874	$5,281
Accounts receivable, net	19,416	18,619
Inventories	2,979	2,894
Prepayments and other current assets	3,224	1,597

Total Current Assets	28,493	28,391

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	496,145	501,604
Accumulated depreciation	(164,409)	(181,254)

Net Property, Plant and Equipment	331,736	320,350

GOODWILL	460,113	460,113
INTANGIBLE ASSETS AND OTHER, net	15,800	21,452
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	16,642	14,298

Total Assets	$852,784	$844,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$41,507	$25,500
Accounts payable	15,889	11,165
Advanced billings and customer deposits	6,525	6,260
Accrued and other current liabilities	23,123	27,235

Total Current Liabilities	87,044	70,160

LONG-TERM DEBT	477,778	477,778
OTHER LONG-TERM LIABILITIES	12,000	13,271

Total Liabilities	576,822	561,209

COMMITMENTS AND CONTINGENCIES (Note 8)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 30,864,195 and 31,032,420 issued and outstanding, respectively	309	310
Additional paid-in capital	314,634	317,084
Retained deficit	(38,897)	(41,789)
Accumulated other comprehensive income (loss)	(84)	7,790

Total Stockholders’ Equity	275,962	283,395

Total Liabilities and Stockholders’ Equity	$852,784	$844,604

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
REVENUES AND SALES:
Local services	$19,142	$19,016	$64,412	$56,844
Network access services	22,957	24,844	69,666	75,711
Toll services	6,055	6,025	17,127	18,000
Other services and sales	6,888	7,991	20,180	22,859

Total Revenues and Sales	55,042	57,876	171,385	173,414

OPERATING COSTS AND EXPENSES:
Cost of services and sales	14,436	16,414	40,359	47,856
Selling, general and administrative	9,265	11,710	27,250	30,636
Depreciation and amortization	12,090	11,920	35,864	36,609

Total Operating Costs and Expenses	35,791	40,044	103,473	115,101

OPERATING INCOME	19,251	17,832	67,912	58,313

OTHER INCOME (EXPENSE):
Interest and dividend income	1,805	140	3,505	432
Interest expense	(14,372)	(7,743)	(40,560)	(23,192)
Other, net	—	(612)	—	(758)

Total Other Expense, net	(12,567)	(8,215)	(37,055)	(23,518)

NET INCOME	6,684	9,617	30,857	34,795

GAIN ON REDEMPTION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK	—	—	57,681	—
PREFERRED DIVIDEND	—	—	(2,056)	—

INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$6,684	$9,617	$86,482	$34,795

BASIC - Earnings Per Share	$0.30	$0.31	$3.83	$1.13

BASIC - Weighted Average Number of Shares Outstanding	22,601	30,939	22,601	30,894

DILUTED - Earnings Per Share	$0.29	$0.30	$3.27	$1.10

DILUTED - Weighted Average Number of Shares Outstanding	23,249	31,790	27,047	31,661

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30, 2004 and 2005
	Common Shares	Common Stock	Additional Paid- In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
Balance, July 1, 2004	22,601,037	$226	$179,775	$(23,527)	$—	$156,474

Comprehensive income (loss):
Income available for common Stockholders	—	—	—	6,684	—	6,684

Total comprehensive income (loss)	—	—	—	6,684	—	6,684
Compensation from compensatory stock plans	—	—	1	—	—	1

Balance, September 30, 2004	22,601,037	$226	$179,776	$(16,843)	$—	$163,159

Balance, July 1, 2005	30,915,016	$309	$315,733	$(38,740)	$2,061	$279,363

Comprehensive income (loss):
Net Income	—	—	—	9,617	—	9,617
Interest rate swap adjustment	—	—	—	—	5,729	5,729

Total comprehensive income (loss)	—	—	—	9,617	5,729	15,346
Compensation from compensatory stock plans	1,356	—	541	—	—	541
Exercise of stock options	116,048	1	810	—	—	811
Dividends declared	—	—	—	(12,666)	—	(12,666)

Balance, September 30, 2005	31,032,420	$310	$317,084	$(41,789)	$7,790	$283,395

	Nine Months Ended September 30, 2004 and 2005
	Common Shares	Common Stock	Additional Paid- In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2004	22,601,037	$226	$179,774	$(103,325)	$—	$76,675

Comprehensive income (loss):
Income available for common Stockholders	—	—	—	86,482	—	86,482

Total comprehensive income (loss)	—	—	—	86,482	—	86,482
Compensation from compensatory stock plans	—	—	2	—	—	2

Balance, September 30, 2004	22,601,037	$226	$179,776	$(16,843)	$—	$163,159

Balance, January 1, 2005	30,864,195	$309	$314,634	$(38,897)	$(84)	$275,962

Comprehensive income (loss):
Net Income	—	—	—	34,795	—	34,795
Interest rate swap adjustment	—	—	—	—	7,874	7,874

Total comprehensive income (loss)	—	—	—	34,795	7,874	42,669
Compensation from compensatory stock plans	1,356	—	1,256	—	—	1,256
Exercise of stock options	166,869	1	1,194	—	—	1,195
Dividends declared	—	—	—	(37,687)	—	(37,687)

Balance, September 30, 2005	31,032,420	$310	$317,084	$(41,789)	$7,790	$283,395

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$30,857	$34,795
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	34,092	34,824
Amortization of intangible assets	1,772	1,785
Non-cash stock based compensation expense	2	1,256
Changes in operating assets and liabilities:
Receivables	(1,729)	797
Inventories	(285)	85
Accounts payable	3,715	(4,724)
Other assets and liabilities	(15,448)	2,449

Net Cash Provided by Operating activities	52,976	71,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,694)	(23,532)
Business acquisition	(1,697)	(94)

Net Cash Used in Investing Activities	(25,391)	(23,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	3,000	(16,007)
Redemption of redeemable preferred stock	(100,000)	—
Issuance of senior subordinated notes	66,000	—
Payment of debt issuance costs	(1,974)	—
Payment on long-term debt	(30,250)	—
Proceeds from exercise of stock options	—	1,195
Dividends paid	—	(30,422)

Net Cash Used in Financing Activities	(63,224)	(45,234)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(35,639)	$2,407

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,849	2,874

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,210	$5,281

Cash paid for interest	$41,060	$24,336

SUPPLEMENTAL NON-CASH ACTIVITIES:

During the nine months ended September 30, 2004, the Company recorded undeclared and unpaid preferred stock dividends of $2,056.

Dividends on Common Stock of $12,666 were declared on September 13, 2005 for shareholders of record as of September 30, 2005 and the dividends were paid on October 17, 2005.

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

2. EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus equivalent shares assuming, exercise of stock options and conversion of outstanding convertible securities, where dilutive, and vesting of unvested compensatory shares. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands, except per share amounts)
Net Income	$6,684	$9,617	$30,857	$34,795
Gain on redemption of redeemable convertible preferred stock	—	—	57,681	—
Preferred dividend	—	—	(2,056)	—

Income available to common stockholders – basic	6,684	9,617	86,482	34,795
Effects of dilutive securities:
Preferred dividend	—	—	2,056	—

Income available to common stockholders – diluted	$6,684	$9,617	$88,538	$34,795

Weighted average shares outstanding – basic	22,601	30,939	22,601	30,894

Diluted shares outstanding:
Weighted average shares outstanding	22,601	30,939	22,601	30,894
Add shares contingently issuable upon conversion of preferred securities	—	—	4,060	—
Add shares issuable upon exercise of stock options, net	648	694	386	714
Add unvested compensatory stock shares	—	157	—	53

Weighted average number of shares outstanding – diluted	23,249	31,790	27,047	31,661

Earnings Per Share:
Basic	$0.30	$0.31	$3.83	$1.13
Diluted	$0.29	$0.30	$3.27	$1.10

As of September 30, 2005 and September 30, 2004, total options outstanding were 1,029,050 and 2,227,714, respectively. At September 30, 2004, 27,028 options were outstanding with exercise prices in excess of the estimated average market value of our common stock for the nine month period ended September 30, 2004 and, therefore, were excluded from the earnings per share calculation for that period.

3. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan that covers many former GTE Midwest Incorporated salaried employees and most former GTE Midwest Incorporated hourly employees. The provisions of the Plan were assumed by the Company in connection with the GTE acquisition. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum death benefits, and various annuity options. The Company contributed $1.7 million during the three and nine month periods ended September 30, 2005.

Components of pension benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(dollars in thousands)
Pension Benefit Cost:
Service cost	$242	$59	$726	$523
Interest cost	334	365	1,002	1,127
Expected return on plan assets	(225)	(243)	(675)	(761)
Amortization of unrecognized actuarial loss	69	248	207	492
Settlement cost	—	1,050	—	1,050

Net periodic benefit cost	$420	$1,479	$1,260	$2,431

During the second quarter of 2005, we amended our defined benefit pension plan to freeze the accrued benefit for all salaried participants, mandatorily terminate future benefit accruals for certain hourly participants, and permit certain other hourly participants to elect to discontinue further benefit accruals. As a result of the amendment, the benefits to be paid to salaried participants at their normal retirement age of 65 are fixed. The accrued benefits for employees subject to the mandatory termination and for those who elect to discontinue further benefit accruals will be transferred to a separate plan (the “Spin-Off Plan”) which will be terminated upon the receipt of the necessary approvals. The plan termination is expected to occur during the fourth quarter of 2006 or the first quarter of 2007. Certain employees who are at least age 55 and who would be covered under the Spin-Off Plan may elect to receive a current distribution of their accrued benefits without terminating their employment or waiting for the Spin-Off Plan termination. As a result of the amendment, the number of employees accruing further benefits under the Plan has been reduced to approximately 40 from 175.

Due to the pension plan amendment, we updated the measurement of our pension obligation and our net periodic benefit cost as of May 31, 2005. The pension costs estimate was determined using a discount rate of 5.25%, an expected return on plan assets of 7.0% and a long-term rate of compensation increase of 4.0%.

During 2005, lump-sum distributions from the plan exceeded the settlement threshold equal to the sum of the service cost and interest cost components of net periodic pension cost resulting in an additional charge to income of $1.0 million. We estimate that benefit distributions to the impacted participants during the fourth quarter of 2005 could result in additional expense recognition of up to $735,000. The 2005 funding requirement was unchanged at approximately $1.7 million.

Upon the termination of the Spin-Off Plan, we expect to recognize additional expense of approximately $4.8 million to $5.5 million. We also expect that additional funding of approximately $7.1 million to $7.8 million will be required upon the termination of the Spin-Off Plan.

Postretirement Benefits

The Company assumed a postretirement benefit obligation plan for employees who qualified for benefits at the date of the GTE acquisition. This plan provides for certain medical and life insurance benefits to select employees who satisfy the requirements for an early or normal pension under the defined benefit pension plan.

Components of postretirement benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(dollars in thousands)
Postretirement Benefit Cost:
Service cost	$47	$46	$145	$137
Interest cost	130	134	398	402
Amortization of unrecognized net actuarial loss	34	49	98	147
Amortization of unrecognized prior service cost	(38)	(39)	(95)	(116)

Net periodic benefit cost	$173	$190	$546	$570

4. LONG-TERM DEBT

Credit Facilities

As a part of our initial public offering and the related debt refinancing, we entered into the Amended and Restated Credit Agreement dated as of November 23, 2004 between the Company, the lenders party thereto and Rural Telephone Finance Cooperative, as administrative agent with a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities and retired the previously outstanding senior credit facility with the Rural Telephone Finance Cooperative. As of September 30, 2005, we had outstanding $477.8 million of senior debt under the new term facilities and $25.5 million drawn under the $100 million revolving credit facility. The details of the facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of September 30, 2005, $25.5 million was outstanding on the revolving credit facility and $74.5 million was available. Borrowings under the new revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of September 30, 2005, we had $25.5 million outstanding under LIBOR elections at an average all-in rate of 5.8%

Term Loan B is a $400 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder or (b) a base rate plus an applicable rate adder. On August 26, 2005 the company entered into Amendment No. 1 to the credit facilities. Amendment No. 1 reduced the applicable rate adder for Term Loan B (i) from 1.00% to 0.75% per annum for the base rate, and (ii) from 2.00% to 1.75% per annum for the LIBOR rate. As part of the amendment we incurred legal and advisory fees of $573,000 which are included in Other, Net on the condensed consolidated statements of operations for the three months ended September 30, 2005. As of September 30, 2005, $350 million was based upon a LIBOR election effective through December 30, 2005, at an all-in rate of 5.77%. We have entered into interest rate swap agreements to fix the rate on $350 million of Term Loan B as more fully described below. As of September 30, 2005, the interest rate on the remaining $50 million was based upon a LIBOR election effective through December 12, 2005 at an all-in rate of 5.29%.

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

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of September 30, 2005.

Interest Rate Swap

On November 4, 2004, we entered into an interest rate swap agreement with a nationally recognized commercial bank that effectively fixed the interest rate we will pay on specified portions of our indebtedness under Term Loan B. Pursuant to this swap: from November 5, 2004 through December 30, 2007, the interest on $350 million of our indebtedness under Term Loan B was to be fixed at a weighted average rate of 5.69%; from December 31, 2007 through December 30, 2008 the interest rate on $285.3 million of such indebtedness was to be fixed at a weighted average rate of 5.76%; and from December 31, 2008 through November 4, 2009, the interest rate on $142.7 million of such indebtedness was to be fixed at 5.87%.

On August 26, 2005, the Company amended the swap agreement entered into on November 4, 2004. This Amendment effectively fixes the interest rate the Company will pay on $350 million of its indebtedness under its Term Loan B. The purpose of the swap agreements is to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of the floating and fixed rate debt. As a result of the amendment, the effective all-in interest rate on $350 million of indebtedness under the Company’s Term Loan B for the period beginning August 31, 2005 and ending November 23, 2011 will be 5.865%, inclusive of the amended applicable rate described above.

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

6. STOCK INCENTIVE PLANS

Our long-term incentive compensation to management has historically included stock incentive compensation. Prior to 2005, stock options were issued under the Iowa Telecommunications Services, Inc. 2002 Stock Incentive Plan (the “2002 Stock Incentive Plan”). No new options will be issued under the 2002 Stock Incentive Plan. During 2005, restricted shares were issued to certain management employees under the Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”).

2002 Stock Incentive Plan

The 2002 Stock Incentive Plan allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares, of which options for the purchase of 1,029,050 shares remain outstanding as of September 30, 2005. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. All unvested options outstanding at the time of the closing of the Company’s initial public offering in November 2004 vested pursuant to the terms of the 2002 Stock Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

During 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, effective January 1, 2004. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is recognized as expense over the vesting period. In connection with the use of the retroactive restatement method, the Company calculated the fair value of outstanding awards using the minimum value method as if the fair value method of SFAS No. 123 had been applied from its original effective date. The Company recorded approximately $1,000 and $2,000 respectively, of stock-based compensation expense during the three months and nine months ended September 30, 2004. During the three and nine month periods ended September 30, 2005, the Company recorded $360,000 and $1,075,000, respectively, of stock-based compensation expense to reflect the change in fair value of the outstanding options as a result of the reduction of the exercise price due to the declaration of cash dividends.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. There were no options granted during the three months or nine months ended September 30, 2005. There were no options granted during the three months ended September 30, 2004 and 27,028 options granted during the nine months ended September 30, 2004. The table below depicts the weighted-average assumptions used in determining the options’ fair value on their grant date and at the time of the exercise price reductions.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2005		2004		2005
Weighted Average Expected Life (in years)	N/A	3.03	yr	10.0	yr	4.01	yr
Risk free interest rate	N/A	4.05%		4.15%		3.94%
Volatility	N/A	26	%(2)	0	%(1)	30	%(2)
Dividend yield	N/A	0%		0%		0%

(1)	Because the Company was not a public entity, the volatility of the stock was excluded in estimating the options’ value, as permitted under SFAS No. 123.
(2)	Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate for a pool of similar entities was used.

A summary of the status of the 2002 Stock Incentive Plan as of September 30, 2005 and 2004, and the changes during the three and nine month periods then ended is presented below:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2005
Fixed Options	Shares	Average Exercise Price per Share	Shares	Average Exercise Price per Share
OUTSTANDING AT July 1,	2,227,714	$8.08	1,145,098	$7.09
Exercised	—	—	(116,048)	7.00

OUTSTANDING AT September 30, (1)	2,227,714	$8.08	1,029,050	$6.70

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2005
Fixed Options	Shares	Average Exercise Price per Share	Shares	Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	2,200,686	$8.04	1,195,919	$7.90
Granted	27,028	11.10	—	—
Exercised	—	—	(166,869)	7.17

OUTSTANDING AT September 30, (1)	2,227,714	$8.08	1,029,050	$6.70

Options exercisable at September 30, (1)	1,909,851	$8.01	1,029,050	$6.70

Weighted-average grant date fair value of options granted during the period	27,028	$0.67	—	$—

(1)	The weighted average exercise price of options exercisable at September 30, 2005 reflects reductions resulting from the declaration of cash dividends in accordance with the 2002 Stock Incentive Plan.

The following table summarizes information about stock options outstanding at September 30, 2005:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life in Years	Number	Weighted Average Exercise Price per Share
$6.50 - $7.00	874,005	7.08	874,005	$6.57
$7.01 - $7.50	139,850	7.41	139,850	$7.12
$9.25 - $9.75	15,195	8.83	15,195	$9.71

Pursuant to the Incentive Plan, all outstanding options became fully vested on November 23, 2004 as a result of the change in share ownership resulting from the Company’s initial public offering of common stock.

2005 Stock Incentive Plan

On June 16, 2005, the shareholders of the Company approved the 2005 Stock Incentive Plan which provides for the issuance of up to 500,000 shares of common stock pursuant to grants of restricted stock and restricted stock units, dividend equivalents, performance awards and awards of unrestricted stock to employees, officers, directors, consultants and advisors. The term of the 2005 Stock Incentive Plan is until June 15, 2015, unless terminated before then by the Board.

During the three and nine month periods ended September 30, 2005, 242,500 shares of restricted stock were awarded under the 2005 Stock Incentive Plan all of which were unvested as of September 30, 2005. These grants have a weighted average vesting period of 58 months and total grant date fair values of $4.5 million. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is recognized as expense over the vesting period. The Company has elected to recognize compensation cost on these awards of restricted stock on a straight-line basis over the requisite service period for the entire award, as permitted in SFAS 123. The Company calculated the fair value of outstanding awards at grant date using the closing stock price for each respective grant date, as reported by the New York Stock Exchange. The Company recorded approximately $155,000 of stock-based compensation expense related to the 2005 Stock Incentive Plan during the three months and nine months ended September 30, 2005. The unearned compensation as of September 30, 2005 was $4.4 million.

During the three and nine month periods ended September 30, 2005, 1,356 shares of unrestricted common stock were awarded to members of the Company’s Board of Directors. Under the Company’s Director compensation policy, Directors may elect to receive up to one half of their annual retainer fee in unrestricted shares of common stock issued under the 2005 Stock Incentive Plan, based on the closing stock price on the date of election. In connection with the issuance of these unrestricted shares, the Company has recorded approximately $25,000 of Board retainer expense for both the three months and nine months ended September 30, 2005.

7. DISCLOSURES ABOUT FAIR VALUE OF INTEREST RATE SWAP

On November 4, 2004, the Company entered into an interest rate swap agreement in contemplation of the recapitalization, which occurred on November 23, 2004. The purpose of the swap agreement was to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt.

Effective November 23, 2004, the Company designated the swap agreement as a hedge against the variability of interest payments resulting from fluctuations in market interest rates. The hedged item is $350 million of the Company’s Term Loan B.

Effective August 31, 2005, the Company amended the terms and conditions of the original swap agreement, permitting the conveyance of one half of the counterparty obligation to a separate counterparty. The amended swap agreements continue to serve as a hedge against the variability of interest payments resulting from fluctuations in market interest rates on $350 million of the Company’s Term Loan B; however, the amended swaps extend the duration of this hedging relationship.

For the three and nine months ended September 30, 2005, the Company recognized a gain of $5.6 million and $7.6 million, respectively, resulting from the changes in fair market value of the swap instruments. The portion of the change in fair value attributable to hedge ineffectiveness, which for the three and nine months ended September 30, 2005 was $0 and $1,000, respectively, is recorded in the Other Income section of the Company’s Consolidated Statement of Operations. The portion of the change attributable to hedge effectiveness, for the three and nine months ended September 30, 2005 was a gain of $5.6 million and a gain of $7.6 million, respectively, is recorded in the Other Comprehensive Income section of the Company’s Statement of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

The fair value of our interest rate swaps have been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rates are derived from yield curves created by nationally recognized financial institutions. The fair value and the carrying amount of the interest rate swaps as of September 30, 2005 was approximately $8.9 million and is recorded in the Intangible and Other Assets section of our Consolidated Balance Sheets. The entry to adjust the fair value of the interest rate swap has not been tax effected because a valuation allowance has been provided at September 30, 2005 for the net deferred tax assets. The Company did not have any interest rate swaps at any time during the nine months ended September 30, 2004.

8. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

9. NEW ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123 (R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted, modified, repurchased or cancelled after the effective date. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the effective date for adoption to the first fiscal year beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Overview

General

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa, serving over 440 communities across the state. We are the second-largest local exchange carrier in Iowa. We operate 294 telephone exchanges as the incumbent or “historical” local exchange carrier and are currently the sole telecommunications company providing wireline services in approximately 85% of the communities where we serve as the incumbent. Together with our competitive local exchange carrier subsidiary, we provide services to approximately 260,700 access lines in Iowa.

Our core businesses are the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 77% of our total revenues in the first nine months of 2005, we provide long distance service, dial-up and DSL Internet access and other communications services. In 2002, as part of our strategy of pursuing low-cost growth beyond our current service area, we began to compete for customers in adjacent markets in Iowa through our competitive local exchange carrier subsidiary, Iowa Telecom Communications, Inc. (ITC).

Factors Affecting Our Operating Performance

We believe that a number of industry and company-specific factors have affected and will continue to affect our results of operations. These factors include the following:

•	the effect on our revenues of declining numbers of access lines and our strategic response to this trend, which includes efforts to introduce enhanced local services and additional services like dial-up and DSL Internet access and long distance service and to cross sell these services to our subscriber base;

•	the effect on our revenues of our rate and pricing structure, including recent and potential future changes in rate regulation at the state and federal levels;

•	the FCC order, which becomes effective on November 17, 2005, placing our DSL Internet access service at regulatory parity with cable modem service, which we believe will allow us to modify our retail DSL Internet access service rates without reference to any tarriffed wholesale DSL transmission service.

•	the effect of the implementation of the Iowa Utilities Board order deregulating retail local service rates in fourteen exchanges and the effect of the statewide election we made, effective July 1, 2005, to begin offering certain retail local services at deregulated rates in accordance with the new Iowa regulatory statute enacted in March 2005.

•	our ability to control our variable operating expenses, such as sales and marketing expense; and

•	the development of our competitive local exchange carrier strategy.

Revenues

Revenue Sources

We derive our revenues from four sources:

Local Telephone Services. We receive revenues from providing local exchange telephone services. These revenues include monthly subscription charges for basic service, as well as charges for extended area service (usually mandatory expanded calling service to selected nearby communities at a flat monthly rate), local private line services and enhanced calling features, such as voice mail, caller ID and 3-way calling. During the three and nine-month periods ended September 30, 2004, we also received revenues from expanded local calling plans (optional service to additional selected nearby communities at an additional flat monthly rate). We discontinued expanded local calling plans in the third quarter of 2004.

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

The following table summarizes our revenues and sales from these sources:

	Nine Months Ended September 30,		% of Total Revenues and Sales for the Nine Months Ended September 30,
	2004 (1)	2005	2004 (1)	2005
	(dollars in thousands)
Local services	$64,412	$56,844	38%	33%
Network access services	69,666	75,711	40%	44%
Toll services	17,127	18,000	10%	10%
Other services and sales	20,180	22,859	12%	13%

Total	$171,385	$173,414	100%	100%

(1)	Local services revenue for the nine months ended September 30, 2004 includes the recognition, as a result of our rate settlement with the Iowa Utilities Board in April 2004, of $7.1 million of revenue collected in prior periods subject to refund. Excluding the prior period revenue, the percentages of total revenues and sales for the nine months ended September 30, 2004 attributable to local services, network access services, toll services and other services and sales were 35%, 43%, 10%, and 12%, respectively.

Access Line Trends

The number of access lines served is a factor affecting a telecommunications provider’s revenues. Reflecting a general trend in the rural local exchange carrier industry in the past few years, the number of access lines we serve as an incumbent local exchange carrier has been gradually decreasing. We expect that this trend will continue. Because substantially all of our revenues result from our relationships with customers who utilize our access lines and the level of activity recorded on those lines, the access line trend has an adverse impact on our revenues. Our response to this trend will have an important impact on our future revenues. Our primary strategy to respond to this trend consists of leveraging our strong incumbent market position to increase revenue per access line by selling additional services to our customer base, and to promote our DSL

Internet access service offering, which is often used in lieu of additional access lines devoted to Internet usage. In addition, we expect to add new access lines as we pursue expansion of our service area through our competitive local exchange carrier subsidiary and, potentially, through selected acquisitions of lines from other telecommunications companies. However, we believe that the number of access lines served is not the sole meaningful indicator of our operating prospects and that, given our relatively stable subscriber base and ability to offer additional services, average revenue per access line is also a meaningful indicator for us.

The table below indicates the total number of access lines served by us, the number of customers subscribing to the indicated types of service, and average revenue per access line, as of the dates and for the periods shown:

	As of September 30,
	2004	2005
Incumbent local exchange access lines (1)	253,000	240,500
Competitive local exchange carrier access lines (2)	12,500	20,200

Total access lines	265,500	260,700

Long distance subscribers	132,800	141,800
Dial-up Internet subscribers	52,200	44,200
DSL subscribers	11,600	27,200
Average monthly revenue per access line for the three months ended September 30, (3)	$68.83	$73.34

Average monthly revenue per access line for the nine months ended September 30, (3)	$68.71	$73.03

(1)	Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 3,600 wholesale lines subscribed at September 30, 2005, compared to 4,800 wholesale lines subscribed at September 30, 2004.
(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiary, ITC.
(3)	Average monthly revenue per access line is computed by dividing the total revenue for the period, excluding revenue collected in prior periods subject to refund recognized in the current period, by the average of the access lines at the beginning and at the end of the period. Revenue collected in prior periods subject to refund recognized in the current period was $7.1 million for the nine- month period ended September 30, 2004.

We will continue our strategy of increasing revenues by cross selling services to our existing customer base, in the form of both bundled service packages and individual additional services. Between September 30, 2004 and September 30, 2005, total long distance service subscribers increased by 7%, total DSL Internet access service subscribers increased by 15,600, and total dial-up Internet access service subscribers decreased by 8,000, with some of the decrease in total dial-up subscribers being a reflection of customer migration from dial-up to DSL service. Thus, while our total access line count fell by 1.8% from September 30, 2004 to September 30, 2005, average revenue per access line for the period grew by 6.6%. We believe the primary contributor to our ability to maintain our revenue stream during a time of decreasing access lines has been our success at selling additional services and our ability to increase our pricing.

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

Competition. Competitive local exchange carriers are offering service or are in the process of beginning to offer service in approximately 45 of the 425 incumbent local exchange communities that we serve. Of these communities, 31 were subject to competition at the time of the acquisition of the Iowa property from GTE in 2000. We believe that most of these competitive local exchange carrier incursions and subsequent line losses were related to customer dissatisfaction with the previous provider’s service. Since 2001, we believe we have slowed significantly the loss of customers to competitive local exchange carriers by providing additional service offerings, focusing our marketing efforts and implementing competitive pricing.

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

As a result of the competition that we face in specific Iowa communities, regulation of rates we charge for retail local exchange service in 14 communities has been eliminated. In December 2004, the Iowa Utilities Board determined that effective competition existed in 14 exchanges where we operate as the incumbent local exchange carrier and issued an order deregulating the pricing of local service in these exchanges. We implemented this order in the first quarter of 2005 and are offering deregulated pricing in most of these markets. In addition, in early 2005, the Iowa Utilities Board approved our request to modify our rates for local exchange services in three exchanges in order to respond to a competitor’s lower rates. We believe implementation of the Iowa Utilities Board’s orders deregulating the 14 exchanges and approving competitively responsive rates in the three exchanges will enhance our ability to compete and regain market share in these exchanges. Futhermore, in May 2005, the Iowa Utilities Board initiated a second deregulation proceeding in which it proposes to deregulate retail single line and extended area (EAS) local service in an additional 14 of the Company’s incumbent exchanges where competitive local exchange service is offered. We expect an order in the second deregulation proceeding by the end of the 2005.

On June 1, 2005 we elected, effective July 1, 2005, to deregulate our rates for all retail local exchange services except for single-line flat-rated business and residential service and extended area service (EAS) in accordance with legislation enacted by the Iowa General Assembly in March 2005. Under this new law, single-line flat-rated business and residential service and EAS will also be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. This legislation also provides us the opportunity to increase rates for services which remain price regulated, as discussed in more detail below. We believe that the gradual deregulation of our business will enable us to better respond to competitive offerings by other providers.

Exchange Sales. We currently have agreed to three exchange sale transactions, subject to certain regulatory approvals and conditions, in which we will sell approximately 2,400 lines. In each of these cases, we believe the sale price makes the disposal economically compelling. We expect that the three pending sales will result in $13.3 million of net cash, and as part of one transaction we have already purchased the buyer’s dial-up and DSL Internet businesses since this component of the transaction did not require regulatory approval.

Ancillary Effects of our Data Businesses. Part of our decreasing line count has been an ancillary effect of our strategic focus on growing our dial-up and DSL Internet access service business. As our Internet service provider business expanded, some competitors have cancelled their connections to our network. These connections had historically been counted as access lines. Moreover, as we increase DSL Internet access service penetration, customer demand for second lines for dial-up Internet access service decreases accordingly, because DSL Internet access service obviates the need for a second line dedicated to Internet usage. We believe that the revenue generated by our dial-up and DSL Internet access services outweighs the effect of this type of access line loss.

Our Retail Local Rate and Pricing Structure

Basic business and residential telephone service, intra-state switched access, extended area service, 911 and E911 services, white pages directory listings and dual party relay service are all regulated as “basic communications services” by the Iowa Utilities Board. The Iowa statutory price regulation plan pursuant to which we operate provides a mechanism to adjust our rates for basic communications services to reflect the impact of inflation. On April 2, 2004, we entered into a settlement agreement relating to an Iowa Utilities Board rate proceeding we had initiated in 2002. As a result of the settlement agreement, effective April 23, 2004, our monthly charges for basic local service in all of our exchanges were consolidated to $16.60 for residential customers and $32.09 for business customers. Pursuant to our settlement agreement relating to the Iowa Utilities Board rate proceeding, most of the resulting incremental regulated local basic service revenues we will receive as a result of these rate increases must be expended on capital improvements to our network. Effective January 17, 2005, our monthly charges for basic local services were adjusted to $16.98 for residential customers and $32.98 for business customers pursuant to an inflationary increase allowed under the existing Iowa statutory price regulation plan. Prior to the settlement agreement, rates for local basic service varied by exchange and by customer class and averaged $12.15 and $25.09 for residential and business customers, respectively.

Our rates for other non-basic services we provide, including local services like caller ID, call waiting, call forwarding, voice messaging, Centrex station lines, private lines and directory assistance, long-distance services and data services like dial-up and DSL Internet access, are not price regulated.

As described under Competition, effective July 1, 2005 pursuant to recently-enacted legislation, the rates for all of our retail local exchange service except for single-line flat-rate business and residential service and extended area service (EAS) were deregulated. Beginning July 1, 2005, rates for single line services remaining under price regulation may be adjusted annually by one dollar for residential lines and two dollars for business lines, up to a monthly rate cap of $19.00 for residential lines and $38.00 for business lines. Rates may be further adjusted annually to reflect inflation. If the Iowa Utilities Board decides to continue price regulation to 2010, the annual rate increase caps will be doubled to two dollars and four dollars and the overall rate caps of $19.00 and $38.00 will be eliminated.

Operating Expenses

Categories of Operating Expenses

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

As of September 30, 2005, ITC served approximately 6,500 business and 13,700 residential access lines. ITC accounted for 7.7% of Iowa Telecom’s total access lines as of September 30, 2005. As of September 30, 2005, our net investment in ITC was $2.9 million, the majority of which relates to customer acquisition and marketing expense. Throughout 2005, we plan to maintain this limited investment approach as we continue to grow our competitive local exchange carrier business.

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues and sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Total revenues and sales	100%	100%	100%	100%
Cost of services and sales (excluding expenses listed separately below)	26%	28%	24%	27%
Selling, general and administrative	17%	20%	16%	18%
Depreciation and amortization	22%	21%	21%	21%

Operating income	35%	31%	39%	34%
Total other expenses, net	23%	14%	21%	14%

Net income	12%	17%	18%	20%

Three Months Ended September 30, 2005 and 2004

Revenues and Sales

The table below sets forth the components of our revenues and sales for the three months ended September 30, 2005 compared to the same period in 2004:

	Three Months Ended September 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Revenues and Sales
Local services	$19,142	$19,016	$(126)	-0.7%
Network access services	22,957	24,844	1,887	8.2%
Toll services	6,055	6,025	(30)	-0.5%
Other services and sales	6,888	7,991	1,103	16.0%

Total revenues and sales	$55,042	$57,876	$2,834	5.1%

Local Services. Local services revenues decreased $126,000, or 0.7%, for the three months ended September 30, 2005, as compared to 2004. Revenue from expanded local area calling plans decreased by $619,000 for the three months ended September 30, 2005 as compared to 2004 as a result of the discontinuance of those plans during the third quarter of 2004. These reductions were partially offset by a $296,000 increase in revenue from enhanced local services due to the growth of our bundled product offerings. From September 30, 2004 to September 30, 2005, total access lines decreased by 4,800 including the loss of 12,500 incumbent local exchange carrier lines and an increase in lines served by our competitive local exchange carrier of 7,700.

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

Network Access Services. Our network access services revenues increased $1.9 million, or 8.2%, for the three months ended September 30, 2005 as compared to the same period in 2004. Revenues from switched access services increased approximately $2.0 million, due primarily to an increase in access minutes per line which is due in part to the elimination of the expanded local calling plans.

Toll Services. Our toll services revenues decreased by $30,000, or 0.5%, for the three months ended September 30, 2005 as compared to the same period in 2004. The number of long distance customers increased by approximately 9,000, or 7%. This increase was offset by a decrease in average minutes of use per customer and average revenue per minute.

Other Services and Sales. Other services and sales revenues increased by $1.1 million, or 16.0%, for the three months ended September 30, 2005 as compared to the same period in 2004. The revenue increase was primarily due to growth in the number of DSL Internet customers. DSL Internet access service revenues increased $1.5 million, or 107.4%, due primarily to customer growth. This increase was partially offset by decreases in dial-up Internet revenue of $359,000. We believe the decline in dial-up Internet access service customers is the result of customer migration to broadband products such as our DSL service.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the three months ended September 30, 2005, compared to the same period in 2004:

	Three Months Ended September 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$14,436	$16,414	$1,978	13.7%
Selling, general and administrative	9,265	11,710	2,445	26.4%
Depreciation and amortization	12,090	11,920	(170)	-1.4%

Total operating costs and expenses	$35,791	$40,044	$4,253	11.9%

Cost of Services and Sales. Cost of services and sales increased $2.0 million, or 13.7%, for the three months ended September 30, 2005 as compared to the same period in 2004. As a result of customer growth, we experienced an increase in competitive local exchange carrier access lines which, in turn, raised costs for providing this service by $873,000 for the three months ended September 30, 2005 as compared to the same period in 2004. Also, the increase in long distance customers, coupled with the termination of the historical agreement for the exchange of traffic related to our discontinued local calling plans, resulted in approximately $1.2 million of additional cost to deliver long distance traffic.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $2.4 million, or 26.4%, for the three months ended September 30, 2005 as compared to the same period in 2004. The 2005 period includes a pension settlement charge of approximately $1 million for distributions during the third quarter of 2005 related to amendments to the pension plan during the second quarter of 2005. The amendments to the plan will reduce our future pension obligations. Also contributing to the increase is additional non-cash equity-based compensation expense of $540,000 and external costs related to Sarbanes Oxley compliance of $481,000 and other costs related to being a publicly traded company.

Depreciation and Amortization. Depreciation and amortization decreased $170,000, or 1.4%, for the three months ended September 30, 2005 as compared to the same period in 2004.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the three months ended September 30, 2005 compared to the same period in 2004.

	Three Months Ended September 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$1,805	$140	$(1,665)	-92.2%
Interest expense	(14,372)	(7,743)	6,629	-46.1%
Other, net	—	(612)	(612)	NA

Total other expense	$(12,567)	$(8,215)	$4,352	-34.6%

Interest and Dividend Income. Interest and dividend income decreased $1.7 million, or 92.2%, primarily due to the reduction in patronage dividend income from the RTFC Subordinated Capital Certificates, which were partially redeemed in connection with the initial public offering and debt refinancing in November 2004.

Interest Expense. Interest expense decreased $6.6 million, or 46.1%, for the three months ended September 30, 2005 as compared to the same period in 2004, principally as a result of the reductions in the amount of debt outstanding, and in the average interest rate on our new debt issued in connection with our debt refinancing in November 2004.

Other, Net. Other, net was a net expense of $612,000 for the three months ended September 30, 2005 compared to $0 in the same period in 2004. The expense for 2005 includes $573,000 of non-recurring costs related to an amendment to our credit agreement, which resulted in a reduction in the interest rate on the Term B loans as described in Long Term Debt and Credit Facilities.

Income Tax Expense

A valuation allowance has been provided at September 30, 2005 for our deferred tax assets that expire over time to the extent that they exceed the net deferred tax assets and liabilities resulting from reversing temporary differences. We will continue to assess the recoverability of deferred tax assets and the related valuation allowance. To the extent we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of September 30, 2005, the balance of the valuation allowance was $10 million. Our unused tax net operating loss carryforward was approximately $211 million, and will expire between 2020 and 2024. As of September 30, 2005 we had a $150,000 Alternative Minimum Tax (“AMT”) liability and a corresponding AMT credit carryforward. No valuation allowance has been provided for the AMT credit carryforward due to its indefinite life.

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

Nine Months Ended September 30, 2005 and 2004

Revenues and Sales

The table below sets forth the components of our revenues and sales for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004:

	Nine Months Ended September 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Revenues and Sales
Local services	$64,412	$56,844	$(7,568)	-11.7%
Network access services	69,666	75,711	6,045	8.7%
Toll services	17,127	18,000	873	5.1%
Other services and sales	20,180	22,859	2,679	13.3%

Total revenues and sales	$171,385	$173,414	$2,029	1.2%

Local Services. Local services revenues decreased $7.6 million, or 11.7%, for the nine months ended September 30, 2005, as compared to 2004, primarily due to $7.1 million of revenue collected subject to refund in prior periods and recognized during the second quarter of 2004. The new rates established under the settlement agreement became effective on April 23, 2004. Also contributing to the decrease was the loss of $3.7 million in revenues resulting from the discontinuance of the expanded local area calling plans during the third quarter of 2004 and the decrease in total access lines. These reductions were partially offset by the benefit of the April 23, 2004 rate increase for the entire period which resulted in additional revenue of $2.3 million. In addition, we experienced an increase in revenue from enhanced local services of $833,000 for the nine months ended September 30, 2005 as compared to 2004, due to the growth of bundled product offerings. From September 30, 2004 to September 30, 2005, total access lines decreased by 4,800 including the loss of 12,500 incumbent local exchange carrier lines and an increase in lines served by our competitive local exchange carrier of 7,700.

Network Access Services. Our network access services revenues increased $6 million, or 8.7%, for the nine months ended September 30, 2005 as compared to the same period in 2004. Revenues from switched access services increased approximately $6.4 million, due primarily to an increase in access minutes per line which is due in part to the elimination of the expanded local calling plans. That increase was partially offset by an $856,000 decrease in revenue from the Universal Service Fund.

Toll Services. Our toll services revenues increased by $873,000, or 5.1%, for the nine months ended September 30, 2005 as compared to the same period in 2004. This revenue growth was attributable to an increase in the number of long distance customers of approximately 9,000, or 7%, partially offset by a decrease in average minutes of use per customer and average revenue per minute.

Other Services and Sales. Other services and sales revenues increased by $2.7 million, or 13.3%, for the nine months ended September 30, 2005 as compared to the same period in 2004. The revenue increase was primarily due to growth in the number of DSL Internet customers. DSL Internet access service revenues increased $4 million, or 105.3%, due primarily to customer growth. This increase was partially offset by a decrease in dial-up Internet-revenues of $703,000 and a decline in revenue from customer premise equipment sales of $454,000. We believe the decline in dial-up Internet access service customers is the result of customer migration to broadband products such as our DSL service.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the nine months ended September 30, 2005, compared to the same period in 2004:

	Nine Months Ended September 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$40,359	$47,856	$7,497	18.6%
Selling, general and administrative	27,250	30,636	3,386	12.4%
Depreciation and amortization	35,864	36,609	745	2.1%

Total operating costs and expenses	$103,473	$115,101	$11,628	11.2%

Cost of Services and Sales. Cost of services and sales increased $7.5 million, or 18.6%, for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in long distance customers, coupled with the termination of the historical agreement for the exchange of traffic related to our discontinued local calling plans, resulted in approximately $4.7 million of additional cost to deliver long distance traffic. As a result of customer growth, we experienced an increase in competitive local exchange carrier access lines which, in turn, raised costs for providing this service by $2.7 million for the nine months ended September 30, 2005 as compared to the same period in 2004.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $3.4 million, or 12.4%, for the nine months ended September 30, 2005 as compared to the same period in 2004. The 2005 period includes a $2 million favorable impact resulting from past access disputes with other carriers. Offsetting this favorable impact was a $3.7 million increase in salary, wages and benefits, $1.2 million of external costs related to Sarbanes Oxley compliance and other costs related to being a publicly traded company. Salary, wages and benefits for 2005 includes a pension settlement charge of approximately $1 million for distributions during the third quarter of 2005 related to amendments to the pension plan during the second quarter of 2005. The amendments to the plan will reduce our future pension obligations. Also contributing to the increase in salaries, wages and benefits is additional non-cash equity-based compensation expense of $1.3 million related to exercise price reductions on outstanding stock options to reflect the dividends on our common stock and expense for the unvested shares issued under the 2005 Stock Incentive Plan.

Depreciation and Amortization. Depreciation and amortization increased $745,000, or 2.1%, for the nine months ended September 30, 2005 as compared to the same period in 2004. This was primarily due to higher average property, plant and equipment balances relating mainly to additions to our network facilities.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the nine months ended September 30, 2005 compared to the same period in 2004:

	Nine Months Ended September 30,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Other Income (Expense)
Interest and dividend income	$3,505	$432	$(3,073)	-87.7%
Interest expense	(40,560)	(23,192)	17,368	-42.8%
Other, net	—	(758)	(758)	NA

Total other expense	$(37,055)	$(23,518)	$13,537	-36.5%

Interest and Dividend Income. Interest and dividend income decreased $3.1 million, or 87.7%, primarily due to the reduction in patronage dividend income from the RTFC Subordinated Capital Certificates, which were partially redeemed in connection with the initial public offering and debt refinancing in November 2004.

Interest Expense. Interest expense decreased $17.4 million, or 42.8%, for the nine months ended September 30, 2005 as compared to the same period in 2004, principally as a result of the reductions in the amount of debt outstanding, and in the average interest rate on our new debt issued in connection with our debt refinancing in November 2004.

Other, Net. Other, net was a net expense of $758,000 for the nine months ended September 30, 2005 compared to $0 in the same period in 2004. The expense for 2005 includes $573,000 of costs related to an amendment to our credit agreement, which resulted in a reduction in the interest rate on the Term B loans as described in Long Term Debt and Credit Facilities.

Income Tax Expense

A valuation allowance has been provided at September 30, 2005 for our deferred tax assets that expire over time to the extent that they exceed the net deferred tax assets and liabilities resulting from reversing temporary differences. We will continue to assess the recoverability of our deferred tax assets and the related valuation allowance. To the extent we generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time. As of September 30, 2005, the balance of the valuation allowance was $10 million. Our unused tax net operating loss carryforward was approximately $211 million, and will expire between 2020 and 2025. As of September 30, 2005 we have a $150,000 Alternative Minimum Tax (“AMT”) liability and a corresponding AMT credit carryforward. No valuation allowance has been provided for the AMT credit carryforward due to its indefinite life.

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

Redemption of Preferred Stock

On March 26, 2004, we repurchased our Series A mandatorily redeemable convertible preferred stock and related accrued dividends for an aggregate purchase price of $100 million. The recorded amounts of the preferred stock and the related accrued preferred stock dividend were $125 million and $32.7 million, respectively, as of the redemption date of March 26, 2004.

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements arise primarily from: (i) interest payments related to our credit facilities; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our common stock; (v) potential acquisitions and (vi) our pension obligation as described below.

The table below reflects the dividends declared or paid by the Company during 2005:

Date Declared	Dividend Per Share	Date of Record	Date Paid
December 17, 2004	$0.175	December 31, 2004	January 17, 2005
March 15, 2005	$0.405	March 31, 2005	April 15, 2005
June 15, 2005	$0.405	June 30, 2005	July 15, 2005
September 13, 2005	$0.405	September 30, 2005	October 17, 2005

The dividends declared in 2005 represent an indicated annual dividend rate of $1.62 per share. Our intention is to distribute a substantial portion of the cash generated by our business to our shareholders in regular quarterly dividends to the extent we generate cash in excess of operating needs, interest and principal payments on our indebtedness, and capital expenditures. This policy reflects our judgment that our shareholders would be better served if we distributed to them a substantial portion of the cash generated by our business.

We intend to fund our operations, interest expense, capital expenditures, working capital requirements and dividend payments on our common stock from cash from operations. For the nine months ended September 30, 2004 and 2005, cash provided by operating activities was $53.0 million and $71.3 million, respectively.

During the second quarter of 2005, we amended our defined benefit pension plan to freeze the accrued benefit for all salaried participants, mandatorily terminate future benefit accruals for certain hourly participants, and permit certain other hourly participants to elect to discontinue further benefit accruals. As a result of the amendment, the benefits to be paid to salaried participants at their normal retirement age of 65 are fixed. The accrued benefits for employees subject to the mandatory termination and for those who elect to discontinue further benefit accruals will be transferred to a separate plan (the “Spin-Off Plan”) which will be terminated upon the receipt of the necessary approvals. The Plan termination is expected to occur during the fourth quarter of 2006 or the first quarter of 2007. Certain employees who are at least age 55 and who would be covered under the Spin-Off Plan may elect to receive a current distribution of their accrued benefits without terminating their employment or waiting for the Spin-Off Plan termination. As a result of the amendment, the number of employees accruing further benefits under the Plan has been reduced to approximately 40 from 175.

During 2005, lump-sum distributions from the plan exceeded the settlement threshold equal to the sum of the service costs and interest costs components of net periodic pension cost resulting in an additional charge to income of $1 million. We estimate that the higher benefit distributions to the impacted participants during the fourth quarter could result in additional expense recognition of up to $735,000. The 2005 funding requirement was not impacted by the amendment.

Upon the termination of the Spin-Off Plan, we expect to recognize additional expense of approximately $4.8 million to $5.5 million. We also expect that additional funding of approximately $7.1 million to $7.8 million will be required upon the termination of the Spin-Off Plan.

We expect that the projected benefit obligation for our defined benefit pension plans subsequent to the termination of the Spin-Off Plan will be between $13 million and $16 million as compared to the projected benefit obligation of $26 million as of December 31, 2004. We estimate that the pension amendments will result in a reduction in annual pension expense from $1.8 million in the twelve months ended September 30, 2005 to approximately $800,000 in 2007.

To fund any significant future acquisitions, we intend to use borrowings under our new revolving credit facility or, subject to the restrictions in the new credit facilities, to arrange additional funding through the sale of public or private debt and/or equity securities, including common stock, or to obtain additional senior bank debt.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. We are not required to make any scheduled amortization payments under our credit facilities, which will mature in 2011. However, we may be required to make annual mandatory prepayments under our new credit facilities with a portion of our available cash. We will need to refinance all or a portion of our indebtedness on or before maturity in 2011.

Based on the dividend policy with respect to our common stock which our board of directors has adopted, we may not have significant cash available to meet any large unanticipated liquidity requirements, other than through available borrowings, if any, under our revolving credit facility. As a result, we may not have a sufficient amount of cash to finance growth opportunities, including acquisitions, to fund unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business could suffer. However, our board of directors may, in its discretion, amend or repeal this dividend policy to decrease the level of dividends provided for under the policy, or discontinue entirely the payment of dividends.

We have historically funded our operations and capital expenditure requirements primarily from cash from operations and our revolving line of credit. The following table summarizes our short-term liquidity and Adjusted Total Debt, as defined in our credit agreement, as of September 30, 2005, and December 31, 2004:

	As of
	December 31, 2004	September 30, 2005
	(dollars in thousands)
Short-Term Liquidity:
Current assets	$28,493	$28,391
Current liabilities	(87,044)	(70,160)

Net working capital	$(58,551)	$(41,769)

Cash and cash equivalents	$2,874	$5,281
Available on revolving credit facility	$58,493	$74,500

Adjusted Total Debt:
Long-term debt	$477,778	$477,778
Revolving credit facility	41,507	25,500

Total debt	519,285	503,278
Minus:
RTFC Capital Certificates	(7,778)	(7,778)
Cash and cash equivalents	(2,874)	(5,281)

Adjusted total debt	$508,633	$490,219

The decrease in current liabilities from December 31, 2004 to September 30, 2005 is primarily due to the use of cash generated from operations to reduce the amount outstanding on our revolving line of credit.

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2004 and 2005:

	For the Nine Months Ended September 30,
Description	2004	2005
	(dollars in thousands)
Net Cash Provided (Used)
Operating activities	$52,976	$71,267
Investing activities	(25,391)	(23,626)
Financing activities	(63,224)	(45,234)

Cash Provided by Operating Activities

For the nine months ended September 30, 2004 and 2005, cash provided by operating activities was $53.0 million and $71.3 million, respectively. The increase in cash provided by operating activities was primarily due to the $17.4 million decrease in interest expense.

Cash Used in Investing Activities

The table below sets forth the components of cash used in investing activities for the nine months ended September 30, 2004 and 2005:

	For the Nine Months Ended September 30,
	2004	2005
	(dollars in thousands)
Network and support assets	$20,045	$21,332
Other	3,649	2,200

Total capital expenditures	23,694	23,532
Business acquisitions	1,697	94

Total	$25,391	$23,626

Capital expenditures for the nine-months ended September 30, 2005 decreased by $162,000 compared to the first nine months of 2004.

Pursuant to the terms of our April 2004 Iowa Utilities Board rate proceeding settlement agreement, substantially all additional revenues generated by the new rates approved pursuant to the agreement are required to be invested in capital improvements identified in a network improvement plan approved by the Iowa Utilities Board on May 10, 2004. This plan was updated and filed in November 2004, and was approved by the Iowa Utilities Board in December 2004 to reflect anticipated network improvements to be made in 2005 through 2007. As of September 30, 2005, we believe we are in compliance with the terms of the settlement agreement.

We expect that capital expenditures, including expenditures pursuant to the network improvement plan, will be approximately $30 million in 2005. We estimate that approximately $25.8 million of this amount will be used to maintain and enhance our network infrastructure, in accordance with our rate settlement agreement, and that approximately $4.2 million of this amount will be used for information technology or other capital expenditures. We expect to fund all of these capital expenditures through cash generated by our business. Although the amount of our capital expenditures will fluctuate from quarter to quarter, on an annual basis we do not expect capital expenditures for our existing operations beyond 2005 to vary significantly from our current estimated amounts.

The deregulation of local retail services will affect our capital expenditure obligations pursuant to our rate settlement agreement. We believe that the impact of deregulation of our retail local service will reduce our capital expenditure obligations under the settlement agreement.

On August 19, 2004, the FCC released an order increasing the obligations of carriers to report service outages to the FCC. Most significantly, the order required us to report certain non-customer affecting events related to our fiber optic transmission facilities. As part of an industry-wide effort requesting that the FCC reconsider this requirement, we stated to the FCC, in industry-wide hearings held on November 19, 2004, that compliance would cause Iowa Telecom to incur at least $16 million of additional capital expenditures over a period of three to five years. As a result of the industry efforts, on December 20, 2004, the FCC prevented the rule from going into effect until the FCC reconsidered the matter. At this time, we cannot predict the result of this FCC reconsideration, the financial or operational effects or the impact the final rules may have on our operations.

On September 23, 2005, the FCC released an order determining that facilities-based broadband providers and providers of interconnected voice over Internet Protocol (VoIP) services must be prepared to accommodate law enforcement wiretaps pursuant to the Communications Assistance with Law Enforcement Act (CALEA) within 18 months of the effective date of the order, which we expect to be in early December 2005. This order is currently under appeal by a variety of organizations and entities. The FCC intends to issue a further order delineating the details of the obligation established in its September 23, 2005 order in the first half of 2006, but is also considering establishing exemptions for small and rural entities in addition to or as part of CALEA’s existing process for considering carrier-specific compliance extensions and exemptions. At this time, we cannot predict the specific nature of any new broadband and VoIP-related CALEA obligations that may ultimately become and remain applicable to us.

Cash Used in Financing Activities

For the nine months ended September 30, 2005, net cash used in financing activities was $45.2 million as compared to $63.2 million for the same period in 2004, due primarily to the use of cash on hand in 2004 to redeem the Redeemable Convertible Preferred Stock, and the net impact of our initial public offering and related refinancing on our 2005 levels. Cash used in financing activities for 2005 included $30.4 million in dividends paid on our common stock during the nine months ended September 30, 2005.

Long-Term Debt and Revolving Credit Facilities

Credit Facilities

As a part of our initial public offering and the related debt refinancing, we entered into the Amended and Restated Credit Agreement dated as of November 23, 2004 between the Company, the lenders party thereto and Rural Telephone Finance Cooperative, as administrative agent with a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities, and retired the previously outstanding senior credit facility with the Rural Telephone Finance Cooperative. As of September 30, 2005, we had outstanding $477.8 million of senior debt under the new term facilities, and had $25.5 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of September 30, 2005, $25.5 million was outstanding on the revolving credit facility and $74.5 million was available. Borrowings under the new revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of September 30, 2005, we had $25.5 million outstanding under LIBOR elections at an average all-in rate of 5.8%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder or (b) a base rate election plus an applicable rate adder. On August 26, 2005, the Company entered into Amendment No. 1 to the credit facilities. Amendment No. 1 reduced the applicable rate adder for Term Loan B (i), from 1.00% to 0.75% per annum for the base rate, and (ii), from 2.00% to 1.75% per annum for the LIBOR rate. As of September 30, 2005, $350 million was based upon a LIBOR election effective through December 30, 2005, at an all-in rate of 5.77%. We have entered into interest rate swap agreements to fix the rate on $350 million of Term Loan B as more fully described below. As of September 30, 2005, the interest rate on the remaining $50 million was based upon a LIBOR election effective through December 12, 2005 at an all-in rate of 5.29%.

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

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of September 30,2005.

Interest Rate Swap

On November 4, 2004, we entered into an interest rate swap agreement with a nationally recognized commercial bank that effectively fixes the interest rate we will pay on specified portions of our indebtedness under Term Loan B. Pursuant to this swap: from November 5, 2004 through December 30, 2007 the interest on $350 million of our indebtedness under Term Loan B was to be fixed at a weighted average rate of 5.69%; from December 31, 2007 through December 30, 2008 the interest rate on $285.3 million of such indebtedness was to be fixed at a weighted average rate of 5.76%; and from December 31, 2008 through November 4, 2009 the interest rate on $142.7 million of such indebtedness was to be fixed at 5.87%.

On August 26, 2005, the Company amended the swap arrangements and effectively fixed the interest rate the Company will pay on $350 million of its indebtedness under its Term Loan B. The purpose of the swap agreements is to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt. As a result of the new arrangements, the effective all-in interest rate on $350.0 million of indebtedness under the Company’s Term Loan B for the period beginning August 31, 2005 and ending November 23, 2011 will be 5.865%, inclusive of the new Applicable Rate described above.

Obligations and Commitments

Our ongoing capital commitments include capital expenditures and debt service requirements. For the nine months ended September 30, 2005, capital expenditures were $23.5 million.

The following table sets forth our contractual obligations as of September 30, 2005.

	Payments Due by Period
Obligation	Total	Oct. - Dec. 2005	2006-2007	2008-2010	2011 & After
	(dollars in thousands)
Long-Term Debt:
Senior debt payments	$477,778	$—	$—	$—	$477,778
Revolving credit facility	25,500	—	—	—	25,500
Interest Payments (1)	137,294	6,568	50,782	61,583	18,361
Operating Lease Payments	575	83	348	142	2

Total Contractual Obligations (2)	$641,147	$6,651	$51,130	$61,725	$521,641

(1)	Excludes interest payments on variable rate debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.
(2)	Excludes pension settlement payment expected to occur during 2006 or 2007 as described under Liquidity and Capital Resources.

As of September 30, 2005, no letters of credit were outstanding.

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

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical, as they are both important to the portrayal of our financial statements and require significant or complex judgments on the part of management. The following is a summary of certain policies considered critical by management:

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

We are required to perform an annual impairment review of goodwill as required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. No impairment of goodwill or other long-lived assets resulted from the annual valuation of goodwill we conducted in August 2005.

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

Income Taxes. Management calculates the income tax provision, current and deferred income taxes, along with the valuation allowance based upon various complex estimates and interpretations of income tax laws and regulations. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not they will not be realized. As of September 30, 2005, the balance of the valuation allowances was $10 million. To the extent we begin to generate taxable income in future years and it is determined the valuation allowance is no longer required, the tax benefit for the remaining deferred tax assets will be recognized at such time. No allowance has been recorded for the deferred tax asset attributed to the AMT credit carryforward due to its indefinite life.

At September 30, 2005, our unused tax net operating loss carryforward was $211 million, and will expire between 2020 and 2024. The amount of net operating loss allowable to offset income after a change in ownership is limited under Internal Revenue Code (“IRC”) Section 382. Additionally, IRC Section 338 may allow for an increase in this allowance for the periods ending in 2005 through 2009. IRC Section 382 will continue to apply after 2009. Furthermore, we expect that we will continue to be able to take deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $40 million annually through 2014.

Employee-Related Benefits. We incur certain employee-related benefits associated with pensions and other postretirement health care benefits (“OPEB”). We use third party specialists to assist management in appropriately measuring the expenses associated with these employee-related benefits. In order to measure the expense associated with these employee-related benefits, management must make a variety of estimates, including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates and anticipated healthcare costs. The estimates used by management are based on our historical experience, as well as current facts and circumstances. Different estimates could result in our recognizing different amounts of expense over different time periods. We evaluate our critical assumptions at least annually, and selected assumptions are based on the following factors:

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

The following table presents the key assumptions used to measure pension and OPEB expense for 2005 and the estimated impact on pension and OPEB expense for the first nine months of 2005 relative to a change in those assumptions:

	Pension
Assumptions	Jan 1 – May 31,	June 1 - September 30,	OPEB
Discount rate	5.75%	5.25%	5.50%
Expected return on plan assets	7.00%	7.00%	NA
Healthcare costs trend rate
Current	NA	NA	9.50%
Level in 2010	NA	NA	7.00%

		Increase in Expense for the Nine Months Ended September 30, 2005
Sensitivities		Pension	OPEB
		(in thousands)
0.25% decrease in discount rate		$110	$11
0.25% decrease in expected return on plan assets		26	NA
1% increase in healthcare costs trend rate		NA	382

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

We have entered into interest rate swap agreements to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. The floating rate payers under the interest rate swap agreements are nationally recognized counterparties While we may be exposed to losses due to non-performance of the counterparties or the calculation agents, we consider the risk remote and do not expect the settlement of these transaction to have a material effect on our financial condition or results of operations.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123 (R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the effective date for adoption to the first fiscal year beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows because all of our outstanding stock options were fully vested at the date of issuance of SFAS 123 (R). Grants of stock based awards under the 2005 Stock Incentive Plan or modifications to outstanding stock options after the effective date of the standard may result in additional compensation expense pursuant to the provisions of SFAS 123 (R).

Inflation

We do not believe that inflation has a significant effect on the financial results of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our short-term excess cash balance, if any, is typically invested in short-term securities. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

Under the terms of our credit facilities, our long-term secured debt facilities will mature November 2011. Our $400 million of indebtedness under Term Loan B, maturing in 2011, bears interest per year at either (a) LIBOR plus 1.75% or (b) a base rate plus 0.75%. On August 26, 2005, we amended our interest rate swap agreements for the purpose of fixing the interest on specified portions of these borrowings from August 26, 2005 through November 23, 2011. Pursuant to the swap agreements, we will pay a fixed rate of interest on Term Loan B on a notional $350 million from August 26, 2005 through November 23, 2011 while receiving the applicable floating rates.

We pay interest at a fixed rate on all borrowings under Term Loans C and D through November 2007. Thereafter, we expect our interest rates under Term Loans C and D to convert to the Rural Telephone Finance Cooperative variable rate then in effect, as provided in the credit facilities.

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to the $50 million of borrowings under Term Loan B through maturity in November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $25.5 million of borrowings drawn under the revolving credit facility at September 30, 2005. With respect to our $77.8 million of borrowings under Term Loans C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from November 2007 through maturity in November 2011. A one percent change in the underlying interest rates for the variable rate debt that was outstanding on September 30, 2005 would have an impact of approximately $755,000 per year on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2005 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

November 11, 2005	/s/ Alan L. Wells
Alan L. Wells
President, Chief Executive Officer and Director

November 11, 2005	/s/ Craig A. Knock
Craig A. Knock
Vice President,
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

IOWA TELECOMMUNICATIONS SERVICES, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2005

Exhibit Number		Description
3.1	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc. - incorporated by reference to Exhibit 3.1 to Iowa Telecom’s Registration Statement on Form S-1/Amendment No. 6
(File No. 333-114349)

3.2	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc. - incorporated by reference to Exhibit 3.2 to Iowa Telecom’s Registration Statement on Form S-1/Amendment No. 6
(File No. 333-114349)

4.1	Amended and Restated Stockholders and Registration Rights Agreement, dated as of November 17, 2004, among Iowa Telecommunications Services, Inc., ING Furman Selz Investors III, L.P., ING Barings US Leveraged Equity Plan LLC, ING Barings Global Leveraged Equity Plan Ltd., Iowa Network Services, Inc., BancBoston Ventures Inc., Teachers Insurance and Annuity Association of America, and the individual holders of options to purchase common stock named therein - incorporated by reference to Exhibit 4.2 to Iowa Telecom’s Registration Statement on
Form S-1/Amendment No. 7 (File No. 333-114349)

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.