Form 10-K
period 2005-12-31
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2006-03-10
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

115 S. Second Avenue West

Newton, Iowa 50208

(Address of principal executive offices)

Registrant’s telephone number, including area code: (641) 787-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2005, was approximately $457,299,188 computed upon the basis of the closing sales price of those shares on the New York Stock Exchange on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded.

There were 31,337,463 shares of Common Stock, $0.01 par value, outstanding as of February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the Registrant’s 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

Forward-Looking Statements

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

The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” “will,” “should,” “continues” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to risks and uncertainties, including those identified under “Business,” “Dividend Policy and Restrictions,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as:

•	technological developments and changes in the telecommunications industry;

•	increased price and service competition;

•	changes in federal and state legislation and the rules and regulations enacted pursuant to that legislation;

•	regulatory limitations on our ability to change our pricing for communications services;

•	possible changes in the demand for our products and services; and

•	the matters described under Item 1A, “—Risk Factors.”

In addition to these factors, actual future performance, outcomes and results may differ materially from those indicated in our forward-looking statements because of other, more general factors, including (without limitation):

•	changes in general industry and market conditions and growth rates;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	changes in accounting policies or practices adopted voluntarily or as required by GAAP; and

•	continued availability of financing in the amounts and on the terms and conditions necessary to support our future business.

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements.

General Information

We maintain a website at www.iowatelecom.com to provide information to the general public and our shareholders about our products and services, along with general information about Iowa Telecommunications Services, Inc. (“Iowa Telecom”) and its management, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other reports filed with the

Securities and Exchange Commission, or SEC, can be obtained, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC from our investor relations department by calling (641) 787-2089, through an e-mail request from our website at www.iowatelecom.com and clicking on “Investor Relations”, through our website by clicking the direct link from our “Investor Relations” website or directly from the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. Any material changes made to our Code of Business Conduct and Ethics or any waivers granted to any of our directors or executive officers will be publicly disclosed by filing a current report on Form 8-K within four business days of such material change or waiver. There were no material changes to the code or waivers granted during 2005. Our Board of Directors also has adopted Corporate Governance Guidelines and written charters for its Audit, Compensation, and Nominating and Governance committees that comply with the rules of the New York Stock Exchange. Copies of the Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters of the Audit, Compensation, and, Nominating and Governance committees are available on our website at www.iowatelecom.com. In addition, these documents are available upon request by contacting our investor relations department by calling (641) 787-2089 or through an e-mail request from our website at www.iowatelecom.com.

PART I.

ITEM 1. Business

Company Overview

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa, serving over 440 communities across the state. We are the second largest local exchange carrier in Iowa and estimate that we are the eighteenth largest in the United States. We currently operate 293 telephone exchanges as the incumbent or “historical” local exchange carrier and are currently the sole telecommunications company providing wireline services in approximately 85% of these exchanges. Together with our competitive local exchange carrier subsidiaries, we provide services to approximately 258,700 access lines in Iowa.

Our core businesses are local telephone service and the provision of network access to other telecommunications carriers for calls originated or terminated on our network. These businesses generated 77% of our total revenues for the year ended December 31, 2005. In 2005, we recorded revenue of $231.6 million, net income from operations of $46.4 million, and Adjusted EBITDA (as defined in Item 6, “Selected Financial Data”) of $127.9 million.

In addition to our basic local service and network access businesses, we provide long distance service, dial-up and DSL Internet access and other communications services. Our strong incumbent market position gives us a platform to cross-sell these additional services to our customers. From 2003 to 2005, the growth in revenue from these additional services contributed to an increase in our average annual revenue per access line from $764 to $881. In 2002, as part of our strategy of pursuing low-cost growth beyond our current service area, we began to compete for customers in adjacent markets in Iowa through our competitive local exchange carrier subsidiary, Iowa Telecom Communications, Inc. (“ITC”). In late 2005, IT Communications, LLC (“IT Communications”) was formed to operate similarly to ITC but with a focus on larger communities in Iowa.

We believe we are building strong consumer loyalty and brand recognition by providing superior, locally focused customer service and maintaining strong ties to our rural communities. Our stable customer base, combined with the higher costs of offering competitive wireline services, leads to limited competition in the rural regions we serve as compared to most urban areas.

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

We are the largest provider of wireline telecommunications services to rural communities in Iowa. We are the sole telecommunications company currently providing wireline services in approximately 85% of our communities. Our incumbent market position has allowed us to pursue increased revenues per access line by cross-selling additional services to existing subscribers, including offering integrated packages, or bundles, of local, long distance and Internet service on a single monthly customer bill. Since the GTE Midwest Incorporated acquisition, we have expanded our toll, or long distance, services and have introduced dial-up and DSL Internet access as profitable new businesses. From 2003 to 2005, the revenue growth from these additional services contributed to an increase in our average annual revenue per access line from $764 to $881.

Virtually all of our services are offered in an area that is 20,000 square miles in size, and each of our switching centers is within 30 miles of another of our switching centers. This geographic concentration allows us to efficiently manage our network operations and to cost-effectively generate a local brand identity, and also leads to a higher degree of customer contact. Over 99% of the customers we serve are located in rural communities in the state of Iowa. Our single-state focus also raises our profile in Iowa and spares us the complexity, cost and unpredictability of operating under multiple state regulatory regimes.

Our Strategy

Our objective is to continue to strengthen our position as a leading provider of telecommunications services, focusing primarily on non-metropolitan markets in the Midwest. To achieve this goal, we intend to pursue the following strategies:

•	Maintain Stable Cash Flows from Operations and Disciplined Capital Spending. We have a diverse residential and business customer base that produces a recurrent revenue stream and relatively predictable cash flows. We intend to maintain our financial performance by continuing to grow revenue and improve operating efficiency throughout our businesses. We make disciplined capital expenditure decisions, focusing on investments made for cost structure improvement, profit generation and high quality service.

•	Leverage and Enhance Local Presence and Customer Loyalty. We have a strong commitment to local presence and customer relationships. Since the GTE Midwest Incorporated acquisition in 2000, we have established in-state support operations, including 19 customer offices and three customer contact centers, which perform functions that historically had been performed from out-of-state locations. We have also created a community relations staff dedicated to maintaining relationships with local leaders and civic organizations. As a result of these and other initiatives, we believe Iowa Telecom has developed a brand identity as a responsive, locally oriented service provider. We intend to use this strong reputation to maintain our competitive market position, cross-sell additional services to our current subscribers and expand our existing customer base.

•	Increase Revenue per Access Line by Selling Additional and Enhanced Services. We actively market toll, or long distance, service, dial-up and DSL Internet access and enhanced local services (such as call waiting, caller ID and voice mail) to our local customers as bundled services billed on the same monthly statement the customer receives for basic local service. We have demonstrated increasing success in cross-selling these services to our customer base. The following table shows the average revenue per access line from these additional services for the years ended December 31, 2003, 2004 and 2005:

	Additional and Enhanced Services Average Revenue Per Access Line(1)
	Year Ended December 31,
Service	2003	2004	2005
Toll (long distance)	$82	$87	$91
Dial-up Internet	31	41	37
DSL	11	21	42
Enhanced local services	21	24	29

Total	$145	$173	$199

(1)	Average revenue per access line is computed by dividing the total revenue for the specified service for the period by the average of the access lines at the beginning of the period and the end of the period.

We intend to pursue increased sales of these services to our existing customers and, where appropriate, to test the introduction of new services.

•	Prudent Expansion of Our Service Area Through our Competitive Local Exchange Carrier Subsidiaries. We intend to leverage our strong local presence, superior customer service and economies of scale to pursue customers in markets adjacent to our rural local exchange carrier markets through our competitive local exchange carrier subsidiaries, ITC and IT Communications. We plan to continue this strategy by seeking growth opportunities on a low-cost, selective basis. As of December 31, 2005, our total investment in ITC and IT Communications was $3.0 million. In 2006, we plan to maintain this limited investment approach as we continue to grow our competitive local exchange carrier business.

•	Grow Through Selective Strategic Acquisitions. We intend to continue pursuing a disciplined process of evaluating select acquisitions of access lines from Regional Bell Operating Companies and other rural local exchange carriers, as well as evaluating acquisitions of providers of businesses complementary to ours, such as dial-up and DSL Internet access services. Over the past several years, Regional Bell Operating Companies have divested a significant number of access lines nationwide and are expected to continue these divestitures in order to focus on larger markets. We also believe there may be attractive opportunities to acquire rural local exchange carriers, which we believe will likely consolidate as competitive pressures intensify. In Iowa alone, there are approximately 150 rural local exchange carriers serving a fragmented market representing approximately 230,000 access lines. One of our key acquisition criteria will be the potential of any proposed transaction to increase our free cash flow per share.

Products, Services and Revenue Sources

We provide wireline local exchange telecommunications services to residential and business customers in over 440 communities throughout Iowa through our local exchange carrier and our competitive local exchange carrier subsidiaries. Approximately 75% of our access lines serve residential customers and 25% serve business customers. We generate revenues by providing our customers:

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

We complement our basic local telephone services by actively marketing products including enhanced local services, long distance services and dial-up and DSL Internet access, all under the Iowa Telecom brand. We believe that our ability to cross-sell to our customer base in this way is bolstered by the fact that we are currently the sole local telecommunications provider in approximately 85% of the exchanges we serve as the incumbent carrier. The following table shows our revenues and sales for each of the years ended December 31, 2003, 2004 and 2005 by category of service, in dollar terms and as a percentage of total revenues and sales:

	Year Ended December 31,
	2003		2004(1)		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Local services	$70,231	34%	$82,778	36%	$75,581	33%
Network access services	91,031	44	94,957	42	101,227	44
Toll services	21,695	11	23,167	10	23,813	10
Other services and sales	22,552	11	27,217	12	31,019	13

Total revenues and sales	$205,509	100%	$228,119	100%	$231,640	100%

(1)	Local services revenue for the year ended December 31, 2004 includes the recognition, as a result of our rate settlement agreement with the Iowa Utilities Board in April 2004, of $7.1 million of revenue that we had collected in prior periods subject to refund. Excluding the prior period revenue, the percent of total revenues and sales for the year ended December 31, 2004 attributable to local services, network access services, toll services and other services and sales was 34%, 43%, 11%, and 12%, respectively.

Local Services

Basic local service, which is the key to our historically stable revenues and cash flow, enables customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. The maximum amount that we may charge for basic local service is determined by the Iowa price regulation plan under which we operate. As is customary in the telecommunications industry, we charge our business customers somewhat higher rates than our residential customers. Effective January 17, 2005, our monthly charges for basic local services became $16.98 for residential customers and $32.98 for business customers. As permitted by legislation enacted in 2005, discussed below (“Regulation-State Regulation”), our monthly charges for basic local service became $18.39 for residential customers, effective February 1, 2006, and $35.79 for business customers, effective January 1, 2006. These rates do not include charges for Extended Area Services, a mandatory expanded calling service to selected nearby communities at a flat monthly rate, which is also considered to be a basic monthly service.

Enhanced Local Services. In addition to subscribing to basic local telephone services, our customers may choose from a variety of enhanced or non-basic communications services. These include call waiting, call forwarding, caller ID, voice mail and three-way calling and are billed on the customer’s monthly bill for basic local service. Offering such services to local customers through bundled service packages is an important part of our strategy to increase average revenue per subscriber. Our average monthly revenues from these services was $2.41 per line in 2005, an 18% increase over 2004.

Future Deregulation of Basic and Enhanced Local Services. As more fully discussed below under “Regulation—State Regulation”, in accordance with new statutory provisions enacted on March 15, 2005, we elected on June 1, 2005, effective July 1, 2005, to deregulate our retail charges for all of our business and residential local exchange services except single line flat-rated basic local residential and business service and Extended Area Services. Under this new law, our monthly charge for single line flat-rated basic local residential service can be increased by up to $1.00 per twelve-month period between July 1, 2005 and June 30, 2008, but cannot exceed $19.00, exclusive of an inflationary adjustment, regulatory charges, charges for Extended Area Services, taxes and other fees, prior to July 1, 2008. Our monthly charge for single line flat-rated basic local business service can be increased by up to $2.00 each twelve months between July 1, 2005 and June 30, 2008, but cannot exceed $38.00 exclusive of an inflationary adjustment, regulatory charges, charges for Extended Area Services, taxes and other fees, prior to July 1, 2008.

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

In addition, during each twelve-month period between July 1, 2005 and June 30, 2008 or, if the Iowa Utilities Board elects to extend its jurisdiction to June 30, 2010, our monthly charges for single line flat-rated basic local residential and business service could be further increased to reflect the annual rate of inflation, and could be further modified by the Iowa Utilities Board to reflect exogenous factors beyond our control.

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

We generate network access revenues under two jurisdictions. We generate intrastate access revenues for providing either switched or special access services when a long distance call is placed or received by a customer in one of our exchanges, to or from another party located in Iowa. The toll carrier pays us an intrastate access charge, the level of which is regulated and approved by the Iowa Utilities Board. We generate interstate access revenues for providing either switched or special access services when a long distance call is originated or terminated by a customer calling from one state to a customer in another state and one of the parties is a local service customer of ours. We bill interstate access charges in the same manner as we bill intrastate access charges. Interstate access charges are regulated and approved by the FCC.

Additionally, we bill subscriber line charges, or SLC’s, to substantially all of our end user customers for access to the public switched network. The monthly subscriber line charges are regulated and approved by the FCC.

We also bill wireless carriers for certain traffic transport and termination services unrelated to intrastate or interstate access service. These charges are governed by interconnection agreements with the wireless carriers.

Toll Services

We began offering toll, or long distance, services in July 2000 and have increased our revenues from this business to $23.8 million in 2005 through sales to our established customer base. We have leveraged our strong customer relationships and single billing approach to achieve this revenue growth with minimal need for additional capital expenditures. The following table shows our number of toll service subscribers as of the date shown:

Subscribers as of December 31,
2003	2004	2005
110,400	135,800	142,800

We market long distance service under our Iowa Telecom brand name, but we provide service through resale arrangements we have with Iowa Network Services, Inc. and other carriers. Long distance revenues are earned as our long distance customers place calls, with charges generally based on the length of the call and the applicable per-minute rate. Some customers pay a fixed minimum monthly charge for our long distance service independent of calls actually made. In order to offer attractively priced options to our customers, we often bundle long distance service with our local services, dial-up and DSL Internet access offerings.

Other Services and Sales

Other services and sales consists largely of revenues generated by our dial-up and DSL Internet access services. Immediately following the GTE Midwest Incorporated acquisition, we began offering dial-up Internet access, which GTE Midwest Incorporated had not previously made available. We began offering dial-up internet access service in 2000, and DSL Internet access service in a few markets in late 2001. We currently have DSL equipment installed in 288 of our 293 incumbent exchanges. We estimate that we are currently capable of providing DSL Internet access service to approximately 75% of our access lines. Approximately 28% of our access line customers also subscribe to our dial-up or DSL Internet service. The following table shows our number of dial-up and DSL Internet access service subscribers as of the dates shown.

	Subscribers as of December 31,
Service	2003	2004	2005
Dial-up Internet	49,700	51,500	41,700
DSL	6,800	15,600	31,200

Total	56,500	67,100	72,900

Competitive Local Exchange Carrier Services

We currently provide competitive local exchange carrier services through our wholly-owned subsidiaries, ITC and IT Communications (sometimes referred to together as “the CLEC”). The CLEC currently offers a broad range of traditional and enhanced wireline communications services to business and residential customers in 19 exchanges throughout Iowa. As of December 31, 2005, ITC served approximately 20,800 total access lines. IT Communications became operational in January 2006 providing telecommunications services in Iowa City, Iowa. We view our competitive local exchange carrier business as a cost-effective way to leverage our Iowa Telecom brand and corporate infrastructure into markets adjacent to those served by our incumbent local exchange carrier operations. Our primary strategy has been to target contiguous markets that historically have been underserved and subject to minimal competition. In these markets, we can compete cost effectively through our interconnection agreements with the incumbent provider, pursuant to which we may lease lines on a “wholesale” basis.

We have historically entered selected exchanges by utilizing a low-risk unbundled network element platform. This entry strategy permitted us to use the incumbent carrier’s existing loop and switches and thus required minimal upfront capital investment on our part. Although the FCC has revised the rules that govern the availability of the unbundled network element platform, we believe we can continue to profitably provide competitive local exchange services as a result of a new contractual arrangement entered into in January 2005 with the incumbent provider for switching services and leased lines. Our contracted rates ranged from $17.46 to $18.99 per line per month during 2005. Beginning January 1, 2006, the range for our rates increased to $17.71 to $20.02 per line per month. We intend to consider installing owned communications equipment in a community only after we have achieved sufficient scale and we believe such investment can be cost effective.

The CLEC began operations in February 2002, and as of December 31, 2005 served approximately 6,900 business and 13,900 residential access lines. The CLEC currently accounts for 8.0% of Iowa Telecom’s total access lines. In 2005, the CLEC had revenues of $10.0 million and net operating income of $196,000. As of December 31, 2005, our total investment in the CLEC was $3.0 million. The cost to expand our competitive local exchange carrier operations is predominantly comprised of variable expenses such as marketing and sales expenses, which allows us to more readily control the level of cash flow required to support expansion of this business and provides the opportunity to lower spending levels if necessary. In 2006, we plan to maintain this limited investment approach as we continue to grow our competitive local exchange carrier business.

Sales and Marketing

We have established a sales and marketing organization that centralizes marketing strategies and deploys sales and customer services resources locally. We have a dedicated sales force for business customers and have opened 19 local offices at which customers can contact us in person to address their needs.

We believe that customers in rural communities are concerned that historically they have had access to less sophisticated telecommunications products and services than consumers in urban locations. We believe these concerns have increased in recent years as advanced telecommunications services, such as readily available broadband Internet access, have come to be seen as essential to economic growth. We believe that residential and business end-users will be more likely to increase the use of our products and services if we are perceived as a locally managed provider, committed to delivering advanced telecommunications services to the communities we serve.

To address our customers’ needs, we have established in-state support operations including 19 customer offices and three customer contact centers. These functions historically had been provided from out-of-state locations. These customer offices and contact centers provide us with a significant degree of customer contact, thereby affording us an opportunity to offer and sell additional and enhanced services to our subscribers. In addition, we have created a community relations department whose purpose is to maintain an ongoing relationship with community leaders and organizations throughout our service area, with a view to developing Iowa Telecom’s brand identity as a responsive, locally oriented provider. We believe this reputation also enhances our potential to cross-sell additional services to our existing subscriber base.

We also offer local telephone services in attractively priced bundled packages including long distance, enhanced local services and dial-up and DSL Internet access services. We believe bundled services are popular with customers because they permit the purchase of a number of services at a discount to the pricing that would be available on an individual service basis. We intend to continue to expand this marketing strategy, which we expect will increase average revenue per access line. We also believe that integrated packages of quality services result in a more loyal and satisfied customer base, thereby reducing subscriber turnover.

Competition

Local Service. We currently face measurable competition from other providers of local services in approximately 45 of the 424 communities our incumbent local exchange carrier serves. We believe that in approximately 40 of these communities, independent local exchange carriers operating in adjacent exchanges and municipal utilities have constructed networks to provide competitive local exchange carrier services to customers in our exchanges. In other communities, competitive local exchange carriers are reselling our services or using their own facilities in combination with ours to provide telecommunications services. We estimate that our largest competitive local exchange carrier competitor serves approximately 7,800 lines in six of the exchanges in which we are the incumbent local exchange carrier. We estimate that our second largest competitive local exchange carrier competitor serves approximately 3,500 lines in three of the exchanges in which we are the incumbent local exchange carrier, and that our remaining competitive local exchange carrier competitors (none of which serve more than four exchanges in which we are the incumbent local exchange carrier) serve an average of fewer than 750 lines per exchange.

MCC Telephony of Iowa, Inc. (“MCC”), an affiliate of Mediacom Communications, the dominant cable television provider in Iowa, is certified to provide competitive local telecommunications service in 84 Iowa Telecom exchanges. We believe MCC’s business plan is to use Sprint Communications Company L.P. (“Sprint”) as an intermediary in interconnecting with incumbent local exchange carriers throughout Iowa, including, Iowa Telecom, while MCC would retain the retail customer relationship. MCC has already entered the Des Moines market, but has yet to provide traditional wireline local exchange services in non-Qwest markets in Iowa, which we believe is at least partially due to the absence of interconnection agreements between either MCC or Sprint and us or certain other incumbent carriers. MCC’s ability to enter other Iowa markets without its own interconnection agreement with such incumbent carriers remains a contested issue at the Iowa Utilities Board in the context of an arbitration petition filed by Sprint on March 31, 2005. We have resisted Sprint’s attempts to obtain an interconnection agreement with us solely for the purpose of providing intermediary services to MCC because Sprint is neither the certified local carrier nor an agent of MCC. We cannot predict the outcome of the arbitration proceeding, any potential appeals of such outcome, or potential changes in MCC’s proposed legal relationships between the relevant parties.

In November 2004, an organization called “Opportunity Iowa” was formed to encourage municipalities to build their own “fiber-to-the-home” communications networks. Opportunity Iowa referendums were held in the November 2005 general election cycle in seven Iowa Telecom exchanges and were rejected by voters in all seven. We cannot predict whether Opportunity Iowa or similar initiatives will lead to additional future competition from municipal telecommunications utilities.

Wireless and Emerging Technology Competition. We estimate that wireless service providers served approximately 1.56 million subscribers in Iowa as of December 2004, based on the most recent FCC data available. We expect that wireless providers will continue to provide services that compete with ours. Technological developments in cellular telephone features, personal communications services, telephone services over cable television systems, satellite, voice over Internet protocol, high-speed fiber optic networks and other technologies will continue to provide our customers with alternatives to the traditional local telephone services we provide.

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

Our Competitive Local Exchange Carrier Subsidiaries. We have two competitive local exchange carrier subsidiaries—ITC and IT Communications. ITC provides services in 18 of Qwest’s Iowa exchanges. ITC generally offers the same local exchange services as those offered by Qwest and provides DSL Internet access service in all exchanges in which it operates, using either Qwest’s wholesale service or owned facilities. IT Communications was formed in late 2005 to focus on larger markets in Iowa and began serving Iowa City in January 2006.

Long Distance. We face significant competition in the long distance market. There are more than 259 interexchange carriers and a substantial number of local exchange carriers providing long distance service in Iowa. AT&T, Sprint, and MCI currently are the other major long distance providers in our service territory. We believe that wireless service also competes with the traditional wireline long distance service that we provide. Although the long distance market is competitive, we believe we are in a good position relative to our competitors given our local presence, strong brand and ability to offer both long distance and local services in a single bill. Approximately 55% of our local access lines also subscribe to one of our long distance services.

Dial-up and DSL Internet Access. In many markets we face competition from other dial-up and broadband Internet access service providers. Many dial-up competitors are neighboring incumbent local exchange carriers, small proprietors with service in only a few communities or, in some circumstances near larger Iowa communities, national providers such as America Online and the Microsoft Network. In some of our markets, broadband competition exists from cable television providers (principally Mediacom Communications), wireless broadband providers using non-licensed spectrum and competitive local exchange carriers that either have their own facilities or have collocated DSL equipment in our central offices. We believe our ability to sell dial-up or broadband services on a bundled basis with local and long distance service enhances our competitive position for continued growth in sales of dial-up and DSL Internet access service sales.

Customers

Our incumbent local exchange carrier currently operates 293 local telephone exchanges in 424 largely rural communities. Our business is largely concentrated in the eastern and southern portions of Iowa. According to the 2000 U.S. Census, our service area includes four communities with a population over 9,000; ten communities with a population between 5,001 and 9,000; 26 communities with a population between 2,000 and 5,000; and 384 communities with a population under 2,000. The largest five communities in our service area in Iowa are (2000 population figures in parentheses): Newton (15,579); Pella (9,832); Fairfield (9,509); Grinnell (9,105); and Mount Pleasant (8,751). These five communities represent approximately 14% of the access lines we serve.

Approximately 76% of our incumbent local exchange carrier access lines serve residential customers. We also provide services to several large businesses in our service area, including Maytag Corporation (headquartered in Newton), Pella Corporation (headquartered in Pella) and Vermeer Manufacturing Company (also headquartered in Pella). In addition, Grinnell and Pella are each home to a four-year university, namely Grinnell College and Central College. No single local service customer represented more than 5% of our revenues from 2003 to 2005.

As a competitive local exchange carrier, we currently operate in 19 local telephone exchanges with an aggregate population of 306,000. According to the 2000 U.S. Census, our CLEC service area includes eleven communities with a population over 10,000, seven communities with a population between 5,001 and 10,000, and one community with a population below 5,000. The largest five communities served by our competitive local exchange carrier are (2000 population figures in parentheses): Iowa City (62,220); Clinton (27,772); Ankeny (27,117); Burlington (26,839); and Marshalltown (26,009). These five communities represent approximately 35% of the total access lines in our competitive local exchange carrier markets. Approximately 67% of the access lines in our competitive local exchange carrier markets serve residential customers.

Network access charges historically have been one of our largest sources of revenues. Of the carriers paying these charges, AT&T is our single largest customer and represented approximately 12% of our revenue in 2005, while no other customer has accounted for more than 10% of our revenue during the past three years.

Network Facilities

All of our exchanges are served by digital switches that we own, the majority of which were manufactured by Nortel Networks. All of our switches are capable of providing one-plus equal access for long distance service and are linked through a combination of aerial, underground and buried cable, including more than 2,950 miles of fiber optic cable. Most of our primary network routes have been upgraded from copper to fiber optic cable. The advantages of fiber optic cable compared to copper facilities are greater capacity and flexibility and enhanced transmission quality and reliability. Our network operations and monitoring services are provided on a contract basis by Iowa Network Services, Inc., which also provides those services for its own network and for other local exchange carriers in Iowa. Automated alarm systems are in place to alert us to problems with our facilities, and our own technicians are on call to make any necessary repairs to the network.

The network facility upgrades we have completed since the GTE Midwest Incorporated acquisition include the following:

•	We have currently deployed DSL Internet access service to 288 exchanges. We believe approximately 75% of our access lines are now DSL eligible.

•	We have built a widespread data network to support our dial-up and DSL Internet access services customers.

•	We have migrated most of the interexchange communications traffic originating from or terminating to our switches onto our own network facilities, reducing costs paid to third parties and increasing our network access charge revenues.

•	We have reduced the number of access lines utilizing analog carrier technology from approximately 4,600 to approximately 1,200. Analog carrier line is not fully compatible with advanced telephone services such as high-speed Internet.

•	We have deployed voice-mail services to additional exchanges and are now able to offer voice-mail services to 234 exchanges and approximately 220,000 customers.

Our network improvement plan for 2005 through 2007 became effective on January 30, 2005. The additional revenues made available by the settlement of our rate proceeding in April 2004 will help fund our network improvement plans and will allow us to accelerate the rate at which we deploy DSL and other broadband services, replace analog carrier technology, upgrade switching platforms, install fiber, and otherwise support and deploy new voice and data services.

Employees

We employ approximately 625 full-time employees, all of whom are based in Iowa. A total of approximately 400 employees are located at our headquarters in Newton, Iowa and our operations center in Grinnell, Iowa.

We have a collective bargaining agreement with the Communications Workers of America, or CWA, which covers approximately 190 of our employees and expires in May 2007. We also have a collective bargaining agreement with the International Brotherhood of Electrical Workers, or IBEW, which covers approximately 25 of our employees and expires in June 2009. There have been no work stoppages or strikes by our IBEW and CWA employees in the past 10 years, and we consider our labor relations to be good.

Intellectual Property

We believe we have the trademarks, trade names and licenses that are necessary for the operation of our business as we currently conduct it. The Iowa Telecom logo is a registered trademark in the United States. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

Regulation

The following summary does not describe all present and proposed federal, state and local legislation and regulations affecting us or the telecommunications industry. Some laws and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proceedings that could change the manner in which our company or our industry operates. We cannot predict the outcome of any of these developments or their potential impact on us. Regulation can change rapidly in the telecommunications industry, and such changes may adversely affect us in the future. Our business is subject to extensive regulation that could change in a manner adverse to us.

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

The following description discusses some of the major telecommunications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may influence our business. When we refer to “our incumbent local exchange carrier,” we mean Iowa Telecommunications Services, Inc. When we refer to “our competitive local exchange carriers,” we mean our Iowa Telecom Communications, Inc. and IT Communications, LLC subsidiaries.

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

We provide two types of access services, special access and switched access. The rates for special access, which is provided via dedicated circuits connecting long distance carriers, other carriers and certain end users to our network, are structured as flat-rate monthly charges. Rates for switched access are structured as a combination of flat-rate monthly charges, which are paid by end users, and per-minute traffic sensitive charges, which are paid by long distance carriers. A significant amount of our revenues comes from access charges derived from intrastate, interstate and international transmissions.

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

Our incumbent local exchange carrier files tariffs for its interstate access charges with the FCC annually. Our 2005 filing became effective on July 1, 2005 without objection.

In addition to the access charge system, our incumbent local exchange carrier also is subject to the requirements of the Communications Act and the FCC that impose on local telecommunications carriers a duty to establish reciprocal compensation arrangements for the transport and termination of non-toll telecommunications between telecommunications carriers. See “—Interconnection with Local Telephone Companies and Access to Other Facilities.” Under these rules, the calling party’s carrier must compensate the called party’s carrier for costs associated with transporting and terminating the call. At present, we only charge interconnecting wireless carriers for the transport and termination of calls bound for our network as Iowa Utilities Board rules impose a “bill-and-keep” regime for local traffic transport and termination when exchanged traffic is at least roughly balanced, as is the case for exchanged wireline traffic.

In April 2001, the FCC released a Notice of Proposed Rulemaking to determine whether to adopt a unified regime that would apply to all of these intercarrier compensation arrangements; such a regime could be a successor to the five-year transitional access charge system established by the CALLS Order. In October 2004, we joined with eight other carriers, collectively known as the Intercarrier Compensation Forum, to file a specific reform proposal in that FCC proceeding. In March 2005, the FCC released a Further Notice of Proposed Rulemaking seeking comment on this proposal, as well as plans submitted by other organizations and coalitions, in the coming months. The outcome of the FCC’s proceedings is uncertain, but it could result in significant changes to the way in which we receive compensation from other carriers and our end users. At this time, we cannot predict whether the FCC or Congress will change the current system and, if so, whether and to what extent any changes will affect our incumbent local exchange carrier’s or our competitive local exchange carriers’ access charge revenues and other reciprocal compensation receipts and payments.

Our competitive local exchange carriers also charge for interstate access in accordance with FCC requirements. These rules allow us to set our competitive local exchange carriers’ rates at the current National Exchange Carrier Association rates for switched access, excluding the rate for carrier common line charges.

The Telecommunications Act of 1996. The Telecom Act, which amended the Communications Act, changed and will continue to change the regulatory and competitive landscape in which we operate. The most important of these changes are removing most legal barriers to market entry into local telephone services; requiring that incumbent local exchange carriers, such as our incumbent local exchange carrier, interconnect with competitors and offer unbundled network elements; establishing procedures for the Regional Bell Operating Companies to provide long distance services within their home regions; and creating greater opportunities for competitive providers, such as our competitive local exchange carriers, to compete with other incumbent local exchange carriers. Each of these changes is discussed below.

Removal of Entry Barriers. Following the passage of the Telecom Act, the level of competition in the local markets served by our incumbent local exchange carrier has increased and is expected to increase. See “Business—Competition.” The requirements of the Telecom Act also effectively remove or prevent legal barriers to market entry and thereby permit our competitive local exchange carriers to provide competitive local exchange service in areas in which we are not the incumbent provider.

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

All local exchange carriers, including both our incumbent local exchange carrier and our competitive local exchange carriers, must comply with the following requirements:

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

Under the Telecom Act, all incumbent local exchange carriers, including our incumbent local exchange carrier, but excluding certain exempt “rural telephone companies,” must comply with the following additional requirements:

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

Our incumbent local exchange carrier is a “rural telephone company,” as defined by the Communications Act. In 1997, however, the Iowa Utilities Board removed the rural telephone company exemption applicable to what were then GTE Midwest Incorporated’s Iowa exchanges, which we later acquired. As a result, this exemption does not apply to our incumbent local exchange carrier.

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

As of December 31, 2005, our incumbent local exchange carrier had 34 active interconnection agreements with wireline competitive local exchange carriers, including four which will terminate if pending exchange sales by us are completed, and 12 active interconnection agreements in force with wireless carriers. We are currently negotiating three additional interconnection agreements with wireline competitors.

Unbundling of Network Elements. To implement the interconnection requirements of the Telecom Act, incumbent local exchange carriers, including our incumbent local exchange carrier, are required to provide unbundled network elements to competitors based on forward-looking economic costs, using the total element long-run incremental cost, or TELRIC, methodology. Our incumbent local exchange carrier is in compliance with these requirements and is meeting its obligations to unbundle its network. Our competitive local exchange carriers entered some local markets where Qwest is the incumbent local exchange carrier by initially obtaining a combination of unbundled network elements, including unbundled switching and local loops (known as the unbundled network platform), from Qwest.

Under the FCC’s current unbundled network element rules, which became effective March 11, 2005, an incumbent local exchange carrier’s obligation to provide access to high capacity loops and dark fiber is eliminated immediately, and the obligation to provide access to unbundled switching and, by implication, to the unbundled network element platform will be phased-out over an 18-month period. The new rules, however, will continue to impose an obligation to provide unbundled access to DS-1 loops and certain forms of dedicated transport. These rules are currently subject to appeal. We are unable to predict what impact, if any, such proceedings may have on our incumbent local exchange carrier or on our competitive local exchange carriers.

In light of the phase-out of incumbent local exchange carrier obligations to provide access to the unbundled network element platform, we entered into arrangements with Qwest in which our CLECs will have continuing access to an equivalent Qwest product for current and new customers regardless of future FCC or judicial action regarding the availability of unbundled network elements. However, the rates we must pay under the agreements are somewhat higher than before we entered into the agreements. The agreements with Qwest expire in 2008.

The FCC is also examining its TELRIC pricing rules, which apply generally to all unbundled network elements. The FCC may, in the future, reconsider other aspects of its local competition rules. Congress may consider legislation that would affect local competition and these rules. We cannot predict the outcome of any of these proceedings, or of any action or decision taken by the FCC, the Iowa Utilities Board, any legislative body or court concerning the rules regarding local competition, and how any changes would affect either our incumbent local exchange carrier or our competitive local exchange carriers.

Bell Operating Company Entry into Long Distance Services. Qwest is our competitive local exchange carriers’ principal competitor in regions in which Qwest is the incumbent local exchange carrier. Pursuant to provisions of the Telecom Act, in December 2002, the FCC authorized Qwest to provide in-region long distance services, a line of business from which Qwest was previously prohibited from entering. Now that Qwest, a Regional Bell Operating Company, is authorized to provide long distance services, it competes more directly with providers of integrated communications services, such as our competitive local exchange carriers.

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

Universal Service. Pursuant to Federal statute, the FCC maintains a “universal service” program, to ensure that affordable, quality telecommunications services are available to all Americans. The program at the federal level has several components, including one that pays support to “high cost” areas, including certain areas served by rural local exchange carriers for which the costs of providing basic telephone service are significantly higher than the national average. The Telecom Act altered the framework for providing and funding universal service by:

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

Universal service funds are only available to carriers designated as eligible telecommunications carriers by the state regulatory commission. Although our incumbent local exchange carrier is certified as an eligible communications carrier by the Iowa Utilities Board with respect to the exchanges that we operate, under current FCC rules it is not eligible to receive any high-cost support because the historical cost of relevant portions of our network, largely based on the recorded amounts that transferred with our acquisition of exchanges from GTE Midwest Incorporated, are lower than the national average. Under the FCC’s rules, support is available only for rural carriers with historical loop costs above the national average.

The CALLS Order also provided for a phase-out of implicit universal service support mechanisms (which had, in part, relied on setting rates for interstate access above cost), to be replaced with more explicit subsidy mechanisms. The CALLS Order created an Interstate Access Support fund as part of the Universal Service Fund to accomplish this objective. For 2005, our incumbent local exchange carrier received approximately $1.9 million in universal service support from this portion of the fund.

Our competitive local exchange carriers serving 19 competitive local exchange carrier markets have been certified as eligible telecommunications carriers in Iowa by the Iowa Utilities Board. ITC receives no high-cost or Interstate Access Support for the Qwest markets it has entered because Qwest currently receives no high cost support and only nominal Interstate Switched Access Support for the markets served by ITC. Qwest receives no high cost support and no Interstate Switched Access Support for the market served by IT Communications, and therefore IT Communications receives no universal service support.

Our incumbent local exchange carrier and competitive local exchange carriers are required to make contributions to the federal universal service program based on methodologies and procedures established by the FCC. Contributions to the federal universal service fund are based on revenues from interstate and international services. In accordance with FCC rules, we recover our contributions from our customers through a surcharge on interstate and international revenues. The surcharge is adjusted each quarter and has increased in recent quarters. In 2005, our incumbent local exchange carrier and competitive local exchange carriers collected and contributed to the universal service fund approximately $3.4 million and $167,000, respectively. While suspensions of some universal service fund payments to schools and libraries pursuant to the Federal Anti-Deficiency Act in the Fall of 2004 were thought by industry experts to foreshadow potential related delays or suspensions of payments from other support programs administered by the Universal Service Administrative Company, perhaps including Interstate Access Support payments received by our incumbent local exchange carrier, Congress has acted to prevent any suspensions of such payments until at least September 30, 2006. We cannot predict whether and for how long Interstate Access Support payments might be delayed or suspended after September 30, 2006 or how actions to address this problem may affect us.

In 2000, the FCC implemented new rules requiring the high cost universal service support received by non-rural telephone companies to be based on forward-looking costs. In May 2001, the FCC adopted a proposal from the Rural Task Force to reform universal service support for rural areas. As adopted, for an interim five-year period until no later than July 1, 2006, eligible rural carriers will continue to receive support based on a modified embedded cost mechanism. The FCC has indicated that, for the period thereafter, it will develop a comprehensive plan for high-cost support mechanisms for rural and non-rural carriers, which may rely on forward-looking cost estimates. The FCC referred these issues to the Federal-State Joint Board on Universal

Service, which, in August 2004, requested comment on future federal universal service support mechanisms for rural carriers and, in August 2005, sought further comment on more detailed proposals. Some of these proposals include moving significantly more carriers (including mid-sized carriers such as our incumbent local exchange carrier) to support based on forward-looking cost. We do not expect the Joint Board to issue a recommendation until at least the second quarter of 2006, which would then likely be followed by FCC consideration of the Joint Board’s recommendation.

Internet. We provide Internet access services as an Internet service provider (“ISP”). Historically, the FCC has regulated wireline carrier provision of broadband Internet service as comprising two components—a “telecommunications” component representing the transmission function that is subject to common carrier regulation, including contributing to the Universal Service Fund, and an “information service” component, which is not regulated (either with respect to price or the terms and conditions of service). The FCC concluded in an order effective November 16, 2005 that wireline carrier provision of broadband Internet access service comprises only “information service” and does not include a regulated telecommunications component. Therefore, pursuant to a regulatory election by our incumbent local exchange carrier, effective November 16, 2005, all portions of our DSL service are now deregulated and detariffed, which provides us with enhanced pricing flexibility. However, wireline carriers must continue to contribute to the universal service fund. The FCC order that became effective on November 16, 2005 is currently subject to appeal. We cannot predict the outcome of these proceedings or the effect of FCC or judicial decisions on our ISP, incumbent local exchange carrier or competitive local exchange carrier businesses. Our ISP business is, and may become, subject to a variety of other legal requirements relating to privacy, copyrights, the conveyance of obscenity, indecent speech, unsolicited electronic messages and taxation.

In February 2004, the FCC determined that a particular type of entirely Internet-based voice over Internet protocol service also is an information service and exempt from such regulatory obligations, and in November 2004 determined that another, more widely used, version of voice over Internet protocol service is an interstate service and therefore outside the jurisdiction of state telecommunications regulations. Certain aspects of the FCC’s determination have been challenged in judicial proceedings. The FCC is currently considering the regulatory status of a variety of voice over Internet protocol service configurations in the context of a comprehensive proceeding launched in February 2004, as well as in several other application and issue-specific proceedings. These proceedings concern, among other things, what, if any, intercarrier compensation must be paid by providers of such service and what, if any, universal service contributions must be made by such providers. We cannot predict the outcome of these proceedings or the effect of FCC or judicial decisions on any of our ISP, incumbent local exchange carrier or competitive local exchange carrier businesses.

Customer Information. Companies such as our incumbent local exchange carrier and competitive local exchange carriers are subject to statutory and regulatory limitations on the use of customer information we acquire by virtue of providing telecommunications services, including information related to the quantity, technical configuration, type, destination and amount of a customer’s use of services. Under these rules, we may not use such information acquired through one of our service offerings to market other service offerings without the approval of the affected customers. We believe that we are in compliance with these obligations, which may affect our incumbent local exchange carrier’s ability to market some services to our customers and provided our required annual certification indicating compliance to the FCC on February 6, 2006. On February 10, 2006, the FCC adopted a notice of proposed rulemaking seeking comment on potential additional measures regarding carrier protection of customer data. We cannot predict the outcome of these proceedings or the effect of FCC or judicial decisions on our incumbent local exchange carrier or competitive local exchange carrier businesses.

Communications Assistance for Law Enforcement Act. Under the Communications Assistance for Law Enforcement Act and related federal statutes, we are required to provide law enforcement officials with call content and call identifying information under a valid electronic surveillance warrant and to reserve a sufficient number of circuits for use by law enforcement officials in executing court-authorized electronic surveillance. We believe we are in compliance with the laws and regulations, as currently applied. On September 23, 2005, the FCC released an order determining that facilities-based broadband providers and providers of interconnected voice over Internet Protocol (“VoIP”) services must be prepared to accommodate law enforcement wiretaps pursuant to the Communications Assistance with Law Enforcement Act (“CALEA”) by May 12, 2007. This order is currently under appeal by a variety of organizations and entities. The FCC intends to issue a further order in 2006 delineating the details of the obligation established in its September 23, 2005, but is also considering establishing exemptions for small and rural entities in addition to or as part of the existing CALEA process for considering carrier-specific compliance extensions and exemptions. At this time, we cannot predict the specific nature of any new broadband and VoIP-related CALEA obligations that may ultimately become and remain applicable to us.

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

Environmental Regulation

We are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to, hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner or operator of property and a generator of hazardous wastes, we could be subject to certain environmental laws that impose liability for the entire cost of cleanup at a contaminated site, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.

In 2004 we discovered that groundwater near the underground diesel fuel storage tank located at our Mount Pleasant, Iowa facility contained levels of Total Extractable Hydrocarbons (“TEH”) for diesel and waste oil that exceeded the Tier 1 target levels established by the Iowa Department of Natural Resources. Subsequent testing has confirmed the presence of diesel and waste oil TEH and also revealed the presence of free diesel product. As a result of a Tier 2 evaluation and free product assessment conducted in 2005, the site has been assigned a “No Action Required” classification by the Iowa Department of Natural Resources. We continue, however, to maintain a monitoring well and expect to do so until groundwater samples reveal essentially no free diesel product for 24 months. We do not believe that any expense relating to the Mount Pleasant underground storage tank will result in a material adverse effect on our financial condition.

State Regulation

Incumbent Local Exchange Carrier. The Iowa Utilities Board is responsible for regulating the rates, terms and conditions pursuant to which our incumbent local exchange carrier provides basic intrastate local telephone service and switched access service for intrastate transmissions within Iowa. The Iowa Utilities Board also has jurisdiction over the service quality of the incumbent local exchange carrier’s intrastate services and relationships with our customers. As required by the Iowa Utilities Board, our incumbent local exchange carrier files and receives approval of tariffs for local telephone and switched access service. These tariff filings are available on our web site. The Iowa Utilities Board does not regulate the rates our incumbent local exchange carrier charges for other services, including intrastate long distance, intrastate special access, directory assistance, voicemail and local private line services.

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

The jurisdiction of the Iowa Utilities Board over our intrastate rates changed dramatically during 2005 as a result of state deregulatory legislation signed into law on March 15, 2005 and a regulatory election we made that became effective on July 1, 2005.

Rate Regulation Prior to July 1, 2005. Prior to July 1, 2005, our incumbent local exchange carrier was subject to an Iowa statutory price regulation plan (the “Iowa rate plan”), which was created by statute in 1995 and had applied to the GTE Midwest Incorporated exchanges that we acquired. Our incumbent local exchange carrier was the only Iowa rate-regulated company that operated under the plan, although two other rate-regulated incumbent local exchange carriers with exchanges in Iowa operated under similar plans. The Iowa rate plan established the method by which our incumbent local exchange carrier set rates for our regulated basic and non-basic communications services. Regulated basic communications services included:

•	basic local telephone service (including Extended Area Services);

•	switched access;

•	911 and E-911 services; and

•	dual party relay service.

Regulated non-basic communications services were those services, other than basic communications services, that were regulated by the Iowa Utilities Board. They included, among others, call waiting, call forwarding and caller ID.

Under the Iowa rate plan, the incumbent local exchange carrier annually determined the allowable percentage increase or required percentage decrease in rates for basic communications services by applying a measure of inflation to the aggregate revenues from basic communications services. Our incumbent local exchange carrier had the flexibility to increase or decrease rates other than by the measure of inflation; the plan permitted rates for specific basic communications services to be increased by more than the rate of inflation, but only to the extent that rates for other basic communications services were reduced so that the aggregate revenue change did not exceed the annual revenue increased allowed under the plan. The Iowa rate plan allowed our incumbent local exchange carrier, at our option, to reduce our rates for a class of basic communications services, but not below the incremental cost of providing the service.

With respect to our non-basic communications services, we were permitted to raise rates such that our aggregate revenues from such services increased by no more than six percent during any twelve-month period. Within this cap, our incumbent local exchange carrier was permitted to adjust prices for individual non-basic communications services. We were permitted to reduce our prices for non-basic communications services, at our option, but not below the incremental cost of providing the service.

Although intrastate access was a basic communications service, the statute prohibited intrastate access charges from being increased, but did not require that they be decreased, thereby effectively capping them at the level set in 1998. The prohibition on changes in our incumbent local exchange carrier’s intrastate access charges did not apply to the intrastate carrier common line rate, which the Iowa Utilities Board set at $0.03 per intrastate minute of use.

The Iowa rate plan provided that local rates may be adjusted, other than as described above, in two circumstances. First, our incumbent local exchange carrier was permitted to petition the Iowa Utilities Board at any time to adjust local service rates to reflect the effects of factors beyond our control. Second, at three-year intervals, our incumbent local exchange carrier was permitted to petition the Iowa Utilities Board to review our operations and permit rate increases to reflect the effects of competition in our market, the need to deploy advanced network services or our ability to attract capital, and to implement rate design changes. In April 2004, our incumbent local exchange carrier reached a settlement agreement with the Iowa Utilities Board and other parties concerning such a proposal. Pursuant to the settlement agreement, we consolidated our monthly rates for basic business and residential telephone service at what were generally substantially increased rate levels and also committed to use most of the increase in revenues to fund network improvements. As part of the settlement, we agreed not to petition the Iowa Utilities Board for further rate increases pursuant to Board review of our operations until we spent at least $38.9 million of additional revenues on our network improvement plan, and agreed not to seek additional rate increases related to participation in the Iowa broadband initiative.

The Iowa Utilities Board was permitted to review our incumbent local exchange carrier’s compliance with and operation under the Iowa rate plan. As a result of any such review, the Iowa Utilities Board could propose and approve reasonable modifications to the plan, except that it could not require a reduction in our rates for any basic communications service or require that our incumbent local exchange carrier implement rate of return regulation. The Iowa Utilities Board did not take adverse action concerning our incumbent local exchange carrier’s operation under the Iowa rate plan as a result of either review. Our network improvement plan for 2005 through 2007, filed as a result of our rate settlement, became effective on January 30, 2005.

In March 1999, the Iowa Utilities Board initiated a proceeding to examine whether an intrastate universal service high-cost fund was necessary and, if so, to consider appropriate policies to implement and govern such a fund. In March 2004, the Iowa Utilities Board determined that proposed rules creating a state universal service high-cost fund were not needed and terminated the proceeding. No intrastate universal service fund exists at present, and it is uncertain whether or when such a fund might be established.

Iowa law authorizes the Iowa Utilities Board to deregulate communications services or facilities if the Iowa Utilities Board determines a service or facility is subject to effective competition. On December 23, 2004, the Iowa Utilities Board issued an order deregulating all rates charged by Iowa Telecom for local exchange service in 14 Iowa Telecom exchanges in which we face facilities-based competition. We began to offer local exchange service at deregulated rates in these deregulated exchanges later in 2005. In addition, on December 5, 2005, the Iowa Utilities Board deregulated an additional 14 exchanges where we face facilities-based competition.

Rate Regulation after July 1, 2005. Pursuant to legislation enacted on March 15, 2005, effective July 1, 2005, each telephone utility then subject to rate regulation was permitted to elect to deregulate its charges for all of its retail business and residential local exchange services except single line flat-rated residential and business service and Extended Area Services, which will remain rate regulated until at least June 30, 2008. We exercised this option effective July 1, 2005. For services that remain regulated, monthly rates may be increased by $1.00 for residential service and $2.00 for business service during each twelve-month period beginning July 1, 2005 and ending June 30, 2008, up to a cap of $19.00 per month for residential service and $38.00 per month for business service. The rates may also be adjusted annually to reflect the most recent annual change in the gross domestic product price index and may be modified by the Iowa Utilities Board to reflect exogenous factors beyond the control of the utility. These rates do not include charges for Extended Area Services, which, to the extent that it is offered in conjunction with single line flat-rate service, remains regulated by the Iowa Utilities Board.

The Iowa Utilities Board may extend its rate jurisdiction over single line flat-rated residential and business service for up to two more years if it finds that such action is necessary for the public interest. However, a utility subject to the extension may increase its monthly rates for these services by $2.00 during each twelve-month period of the extension plus an inflationary adjustment.

Pursuant to Iowa Telecom’s election, all retail offerings other than single line flat-rate residential and business service (and associated Extended Area Services), such as calling features, second residential lines, Centrex, and bundled packages, were deregulated effective July 1, 2005. Our intrastate-switched access rates remain regulated in the same manner as before July 1, 2005.

We remain subject to the investment commitments that we made as part of our April 2004 rate settlement with the Iowa Utilities Board to the extent that we continue to offer retail local exchange service on a regulated basis.

The new law also gives the Iowa Utilities Board jurisdiction to entertain a complaint by certain local exchange carriers that other carriers have engaged in activity that is inconsistent with the antitrust laws and the policies underlying them, and allows the Iowa Utilities Board to punish such behavior by adjusting retail rates in an amount sufficient to correct the antitrust activity, ordering the local exchange carrier engaging in such activity to pay costs incurred by the complainant in pursuing the complaint, imposing civil penalties against the local exchange carrier engaging in such activity, and ordering either the complainant or the other local exchange carrier to pay the costs of the complaint proceeding including the other party’s reasonable attorney fees.

Competitive Local Exchange Carriers. We have two competitive local exchange carrier subsidiaries—ITC and IT Communications. ITC provides services in 18 of Qwest’s Iowa exchanges. ITC generally offers the same local exchange services as those offered by Qwest, using unbundled network facilities provided by Qwest pursuant to our agreement with them, and provides DSL Internet access service in all the exchanges in which it operates, using either Qwest’s wholesale service or owned facilities. IT Communications began operations in January 2006. IT Communications operates similarly to ITC, but is focused on larger markets in Iowa starting with Iowa City. The Iowa Utilities Board does not have jurisdiction over the rates for local basic communications service of our competitive local exchange carriers, but our competitive local exchange carriers do file tariffs regarding the terms and conditions for such service with the Iowa Utilities Board.

The Iowa Utilities Board has jurisdiction over our competitive local exchange carriers’ switched access rates. The Iowa Utilities Board rules allow our competitive local exchange carriers to adopt the tariffs of any other carrier providing switched access service in Iowa. Our competitive local exchange carriers, like a majority of competitive local exchange carriers in the state, have adopted the switched access rates contained in the access tariff of the Iowa Telecommunications Association. The Iowa Utilities Board also has jurisdiction over the service quality of our competitive local exchange carriers’ intrastate services and relationships with their customers.

Other

Our incumbent local exchange carrier provides local exchange services from three exchanges in Iowa that include approximately 100 access lines that serve customers physically located in Missouri. With regard to these access lines, our incumbent local exchange carrier is subject to the jurisdiction of the Missouri Public Service Commission, which is responsible for granting operating certificates to local service providers and regulating the intrastate access service, local service, the service quality and relationships with customers of incumbent local exchange carriers operating in Missouri. Our incumbent local exchange carrier is certified to operate in Missouri and, as such, has approved tariffs on file with the Missouri Public Service Commission. Our incumbent local exchange carrier contributes to the Missouri universal service fund and also files service quality and financial monitoring reports with the Missouri Public Service Commission on an annual and quarterly basis.

Neither the Iowa Utilities Board nor the Missouri Public Service Commission regulates dial-up Internet access or high-speed Internet access services to customers of either our incumbent local exchange carrier or our competitive local exchange carriers.

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

To the extent our competitive local exchange carriers provide service through facilities or services purchased from Qwest, no local government authorizations are required. If our competitive local exchange carriers were to construct their own facilities, they may be subject to the requirements of local governments in such markets. Currently, our competitive local exchange carriers pay no local license or franchise fees.

ITEM 1A. Risk Factors

Set forth below are risks and uncertainties that could cause actual results to differ materially from those described herein.

Risk Related to Our Capital Structure and Ownership

Our dividend policy may limit our ability to pursue growth opportunities.

Our board of directors adopted a dividend policy, effective upon closing of our initial public offering in November 2004, which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our shareholders. As a result, we may not retain a sufficient amount of cash to finance a material expansion of our business, or to fund our operations consistent with past levels of funding in the event of a significant business downturn. In addition, because a significant portion of cash available to pay dividends will be distributed to holders of our common stock under our dividend policy, our ability to pursue any material expansion of our business, including through acquisitions or increased capital spending, will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at all, or at an acceptable cost.

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

We might not generate sufficient cash from operations in the future to pay dividends on our common stock in the intended amounts or at all. Our board of directors may decide not to pay dividends at any time and for any reason. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate, and that assessment could change based on competitive or technological developments (which could, for example, increase our need for capital expenditures), new growth opportunities or other factors. If our cash flows from operations for future periods were to fall below our minimum expectations, we would need either to reduce or eliminate dividends or, to the extent permitted under the terms of our credit facilities, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings to fund dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively affect our financial condition, our results of operations, our liquidity and our ability to maintain or expand our business. Our board is free to depart from or change our dividend policy at any time and could do so, for example, if it were to determine that we had insufficient cash to take advantage of growth opportunities. In addition, our credit facilities contain limitations on our ability to pay dividends. See “Dividend Policy and Restrictions” in Item 5 of this report. The reduction or elimination of dividends may negatively affect the market price of our common stock.

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

We are subject to restrictive debt covenants and other requirements related to our outstanding debt that limit our business flexibility by imposing operating and financial restrictions on us.

Covenants in the credit facilities impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:

•	the incurrence of additional indebtedness and the issuance of preferred stock and certain redeemable capital stock;

•	the payment of dividends on, and purchase or redemption of, capital stock;

•	a number of other restricted payments, including investments and acquisitions;

•	specified sales of assets;

•	specified transactions with affiliates;

•	the creation of a number of liens on our assets;

•	consolidations, mergers and transfers of all or substantially all of our assets;

•	our ability to change the nature of our business; and

•	our ability to make capital expenditures.

These restrictions could limit our ability to obtain future financing, make acquisitions or fund capital expenditures, withstand downturns in our business or take advantage of business opportunities. Furthermore, the credit facilities also require us to maintain specified total leverage and fixed charge coverage ratios and satisfy specified financial condition tests, and may require us to make annual mandatory prepayments with a portion of our available cash. See “Long-Term Debt and Revolving Credit Facilities” above in this Item 7. Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

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

Our credit facilities will mature in full in 2011. We may not be able to renew or refinance the credit facilities, or any renewal or refinancing may occur on less favorable terms. If we were unable to refinance or renew our credit facilities, our failure to repay all amounts due on the maturity date would cause a default under the credit facilities. In addition, our interest expense may increase significantly if we refinance our credit facilities on terms that are less favorable to us than the terms of our existing credit facilities, which could impair our ability to pay dividends.

We will require a significant amount of cash, which may not be available to us, to service our debt, pay dividends and fund our other liquidity needs.

Our ability to make payments on, or to refinance or repay, our debt, to fund planned capital expenditures, to pay dividends and to expand our business will depend largely upon our future operating performance. Our future operating performance is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Our business may not generate enough cash flow, or future borrowings may not be available to us under the credit facilities or otherwise, in an amount sufficient to enable us to pay our debt, pay dividends or fund our other liquidity needs. If we are unable to generate sufficient cash to service our debt requirements, we will be required to refinance our credit facilities. We may not be able to refinance any of our debt, including the credit facilities, under such circumstances on commercially reasonable terms or at all. If we were unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including:

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

The market price of our common stock may fluctuate widely as a result of various factors, such as period-to-period fluctuations in our operating results, sales of our common stock by principal shareholders, developments in the telecommunications industry, the failure of securities analysts to cover our common stock or changes in financial estimates or opinions by analysts, competitive factors, regulatory developments, economic and other external factors, interest rates, general market conditions and market conditions affecting the stock of telecommunications companies in particular. Telecommunications companies have in the past experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. Any such market volatility may have a significant adverse effect on the market price of our common stock.

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

Certain investors that held shares of our common stock prior to our initial public offering in November 2004, continue to hold 3,512,307 shares of common stock as of December 31, 2005. These shares are restricted securities within the meaning of Rule 144 under the Securities Act, but are eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144. In addition, members of our management and other employees hold fully vested options to purchase a total of 995,507 shares of our common stock as of December 31, 2005, all of which have been registered under the Securities Act of 1933 and may be exercised and sold at any time. Finally, certain principal shareholders have certain registration rights with respect to the common stock that they hold.

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

Our largest shareholder, Iowa Network Services, Inc., as of December 31, 2005 held 11.2% of our outstanding common stock through one of its subsidiaries, Pine Island Capital Corporation. Iowa Network Services, Inc. is in the telecommunications business and provides long distance, wireless, dial-up and DSL Internet access and other services throughout Iowa that compete with certain aspects of our business to the extent permitted by the terms of non-competition arrangements between Iowa Network Services, Inc. and us. We anticipate that Iowa Network Services, Inc. will continue to compete with us in the future, and such competition may intensify following any reduction in Iowa Network Services, Inc.’s equity interest in us.

Iowa Network Services, Inc. is owned by approximately 127 independent incumbent local exchange carriers, which we believe each own less than 5% of Iowa Network Services, Inc. These incumbent local exchange carriers provide telecommunications services in exchanges adjacent to or nearby our exchanges, sometimes in competition with services we provide. Competition with these incumbent local exchange carriers could intensify following any reduction in Iowa Network Services, Inc.’s equity interest in us.

Our organizational documents could limit another party’s ability to acquire us and therefore could deprive our investors of the opportunity to obtain a takeover premium for their shares.

A number of provisions in our articles of incorporation and bylaws will make it difficult for another company to acquire us and, therefore, for investors to receive any related takeover premium for their shares. For example, our articles of incorporation provide for a classified board of directors, prohibit removal of directors without cause and authorize the issuance of preferred stock without shareholder approval and upon such terms as the board of directors may determine. The rights of the holders of shares of our common stock will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future.

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

Our initial public offering resulted in an “ownership change” for purposes of Section 382 of the Internal Revenue Code. As a result, our ability to use our substantial net operating losses to offset taxable income for taxable periods ending after the date of the offering are limited. In addition, we currently are able to take deductions of approximately $40.0 million from taxable income associated with the amortization of intangibles through 2014. Consequently, in the future we may be required to pay cash income taxes because of limitations on using our net operating losses, or because all of our net operating losses have been used or have expired, or because our intangible assets have been fully amortized. Any of the foregoing would have the effect of increasing our taxable income and potentially reducing our after-tax cash flow available for payment of dividends in future periods, and may require us to reduce dividend payments on our common stock in such future periods.

Risks Relating to Our Business and Industry

Competition in the telecommunications industry could result in access line losses or reduce our customer base, possibly requiring that we lower our rates, increase marketing expenditures, invest in new technologies or capabilities or use discounting and promotional campaigns that adversely affect our margins.

We face actual or potential competition from other telecommunications service providers, including wireless service providers, who have entered and may continue to enter our service areas. Such competition has resulted in access line losses. In general, when we lose a customer to a competitor for local service we also lose that customer for all related services, such as long distance and Internet service, and may also lose the access charge revenues for that customer. We have interconnection agreements with 28 of the competitive local exchange carriers authorized to offer local service in our service area, of which four are authorized to provide service statewide and 24 are authorized to provide service only in specific exchanges or regions.

In addition, six municipal telephone utilities operate as competitive local exchange carriers in some of our markets, and we understand that other communities we serve may be evaluating the establishment of a municipal telephone utility. In particular, in November 2004, an organization called “Opportunity Iowa” was formed to encourage municipalities to build their own fiber to the home communications networks. The Iowa Legislature considered, but did not pass legislation in 2005 that would have provided procedural safeguards to ensure that citizens can make informed decisions when voting on referenda necessary to approve such ventures. Opportunity Iowa referendum votes were held in the November 2005 general election cycle in seven Iowa Telecom exchanges. The Opportunity Iowa referendums were defeated in all seven communities. We cannot predict the likelihood of passage of additional legislation concerning municipal utility ventures, in the future or the effect of such legislation or the residual effect of the Opportunity Iowa advocacy efforts or further competition from municipal telecommunications utilities on our business.

MCC Telephony of Iowa, Inc., the telecommunications affiliate of Mediacom, the dominant cable television provider in Iowa, is certified to provide competitive local telecommunications service in 84 Iowa Telecom exchanges. We believe MCC’s stated business plan is to use Sprint Communications Company L.P. (“Sprint”) as an intermediary in interconnecting with incumbent local exchange carriers throughout Iowa, including Iowa Telecom while MCC would retain the retail customer relationship. MCC has already entered the Des Moines market, but has yet to provide traditional wireline local exchange services in non-Qwest markets in Iowa, which we believe is at least partially due to the absence of interconnection agreements between either MCC or Sprint and us or certain other incumbent carriers. MCC’s ability to enter other Iowa markets without its own interconnection agreement with such incumbent carriers remains a contested issue at the Iowa Utilities Board in the context of an arbitration petition filed by Sprint on March 31, 2005. We cannot predict the outcome of the arbitration proceeding, any potential appeals of such outcome, or potential changes in MCC’s proposed legal relationships between the relevant parties.

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

The Iowa Communications Network, a state-owned limited use network with more than 3,000 miles of fiber optic cable extending into all 99 Iowa counties, and capable of providing a variety of voice, data and video communication services, currently is prohibited by state law from providing telephone service to parties other than school districts, higher education institutions, state and federal agencies, the United States Post Office, hospitals and physicians’ clinics and public libraries. The assets now owned by the Iowa Communications Network could be used to provide voice, data and video communications, and the state of Iowa has previously considered modifying state law to remove some of the usage restrictions applicable to the Iowa Communications Network or permit the sale of the Iowa Communications Network to a private party. A sale of the Iowa Communications Network or its assets, or a change in the law permitting broader use of the Iowa Communications Network, could provide additional competition for us.

We may continue to lose access lines due to economic conditions and competition.

Our business generates revenue by delivering voice and data services over access lines. In the past, we have experienced net access line losses due to challenging economic conditions and increased competition. Our total access line count decreased by 3.1% during 2005, and decreased 5.5% if we consider only our incumbent local exchange carrier. We may continue to experience net access line losses in our markets. Continued access line losses could adversely affect our revenues and earnings.

We may not be able to integrate future technologies, respond effectively to customer requirements or provide new services.

The communications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these technological changes on our business. New technologies and products may not be compatible with our existing technologies and systems. In addition, our existing technologies and systems may not be competitive with new superior technologies and products, which may reduce service prices. These developments could require us to incur unbudgeted upgrades or to procure additional products that could be expensive. If we do not adequately replace or upgrade our technology and equipment that becomes obsolete, we may not be able to compete effectively. Technological changes in the communications industry may have a material adverse effect on our business or financial results. We may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all.

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

To be successful, we will need to continue providing our customers with a high capacity, reliable and secure network. Some of the risks to our network and infrastructure include:

•	physical damage to access lines, central offices, central office equipment, or equipment used in our underlying voice and data networks;

•	power loss from, among other things, adverse weather conditions;

•	capacity limitations;

•	software and hardware defects and malfunctions;

•	breaches of security, including sabotage, tampering, computer viruses and break-ins; and

•	other disruptions that are beyond our control.

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

We intend to expand our operations in both telephone and Internet services through our two competitive local exchange carrier subsidiaries into areas adjacent to our incumbent local exchange carrier territory. As of December 31, 2005, we had approximately 20,800 competitive local exchange carrier access lines in 18 exchanges. We expanded into additional markets and invested approximately $3.0 million in our competitive local exchange carrier operations cumulative though December 31, 2005, principally to fund operating losses during this expansion phase. Our competitive local exchange carrier business incurred losses through most of this expansion period and may require additional funding for capital expenditures and potential operating losses in the future. Competitive local exchange carrier profitability is contingent on obtaining customers from the incumbent local exchange service provider in a cost-effective manner. Either an incumbent provider or another competitive local exchange carrier may diminish our profitability by expanding its marketing efforts or offering additional products. Furthermore, as a result of the recently enacted statutory provisions regarding deregulation of basic local services, the incumbent provider will have greater flexibility to respond to competition from our competitive local exchange carriers, which may reduce our margins and have other negative impacts on our profitability.

We face risks associated with our strategy of growth through acquisitions.

Any future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and finance those acquisitions. In addition, future acquisitions by us could result in the incurrence of indebtedness or contingent liabilities, which could have a material adverse effect on our business and our ability to achieve sufficient cash flow, provide adequate working capital and service our indebtedness. Any future acquisitions could also expose us to increased risks, including:

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

We originate and terminate calls for long distance carriers and other interexchange carriers over our network and for that service we receive payments called access charges. Some of the carriers that pay us these access charges are our largest customers in terms of revenues. Several such carriers have declared bankruptcy, and others are experiencing substantial financial difficulties. Our inability to collect access charges from these bankrupt or financially distressed carriers has had a negative effect on our financial results and cash flows, as would any subsequent bankruptcies or disruptions in the businesses of these or other interexchange carriers. Our ability to collect past due amounts of access billings from carriers is hampered by federal and state regulations governing business relationships of these bankrupt or financially distressed carriers.

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

We currently rely on a combination of internal systems and licenses with third party vendors for our information and billing systems. These systems are vital to our growth and our ability to monitor and control costs, bill customers, process orders, and provide customer service. If our information and billing systems fail or do not perform as expected, our ability to collect revenues, provide adequate customer service and accurately track our expenses and revenues would be impaired, with potentially materially adverse effects on our business and operations. In addition, if our third party vendors cancel or do not renew our license agreements, we could face disruption in our operations, as well as unforeseen expense for obtaining suitable replacement services from other vendors.

We depend on key members of our senior management team.

Our success depends largely on the skills, experience and performance of key members of our senior management team, including Alan L. Wells, our President, CEO and Chairman. Competition for senior management in our industry is intense, and we may have difficulty retaining our current managers or attracting new managers in the event of termination or resignation.

Risks Related to Our Regulatory Environment

Our business is subject to extensive regulation that could change in a manner adverse to us.

We operate in a heavily regulated industry, and most of our revenues come from providing services regulated by the Federal Communications Commission, or FCC, and the Iowa Utilities Board. Federal and state communications laws and regulations may be amended in the future, and other laws or regulations may be enacted which will affect our business. The FCC and the Iowa Utilities Board may add new rules, amend their rules or change the interpretation of their rules at any time. Laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts, and could be changed at any time. We cannot predict future developments or changes to the regulatory environment, or the impact such developments or changes would have on us.

Regulatory decisions relating to unbundling and pricing of network services may have an adverse effect on us.

The FCC requires incumbent local exchange carriers to unbundle elements of their networks and provide these unbundled network elements to competitive local exchange carriers based on a forward-looking cost methodology. As discussed under Item 1, “Federal Regulation—Unbundling of Network Elements,” the extent of these obligations remains the subject of litigation and potential further regulatory revision. Future regulatory and related judicial decisions regarding the availability and pricing of unbundled network elements may also affect potential plans regarding our competitive local exchange carriers.

FCC decisions concerning telecommunications policy and judicial review of such decisions may adversely affect our business.

The Telecom Act provides for significant changes and increased competition in the telecommunications industry. This federal statute and its related regulations remain subject to judicial review and additional rulemakings of the FCC, thus making it difficult to predict what effect this actually will have on us, our operations and our competitors. For example, the FCC is considering changes to intercarrier compensation applicable to wireless providers and other local exchange carriers that could adversely affect the access revenues of our incumbent local exchange carrier and competitive local exchange carrier operations, and the manner in which we will be compensated for terminating calls originating on other carriers’ networks and compensate other carriers for handling calls that originate on our network. The FCC is also examining its universal service policies, including policies with respect to both contribution and disbursement, that could have an effect on the amount and timing of our receipt of universal service funds. Further, many FCC telecommunications decisions are subject to substantial judicial review and delay. These delays and related litigation create uncertainty over federal policies and rules, and may affect our business plans, investments and operations.

New regulations and changes in existing regulations may force us to incur significant expenses.

Our business may be adversely affected by laws and regulations that impose new or greater obligations related to assisting in law enforcement, bolstering homeland security, reducing environmental impacts, or other aspects of our business. For example, existing provisions of the Communications Assistance for Law Enforcement Act and FCC regulations implementing the Communications Assistance for Law Enforcement Act require telecommunications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance. As discussed in Item 1 under “Regulation—Federal Regulation”, the FCC has concluded that facilities-based broadband providers and providers of interconnected voice over Internet protocol services must be prepared to accommodate law enforcement wiretaps by May 12, 2007, although the FCC has yet to specify precise requirements and the order is already subject to appeal. We cannot predict whether and when the FCC might modify such regulations or any other rules, or what compliance with new rules might cost. Similarly, we cannot predict whether or when federal or state legislators or regulators might impose new security, environmental or other obligations on our business.

Changes to laws and regulations to which we are subject, and the introduction of new technologies, including voice over Internet protocol, may result in loss or reduction of revenues from network access charges.

Access charges, which are intended to compensate us for providing other carriers with originating, terminating or transport services for their calls on our local network, accounted for approximately 44% of our revenues in 2005. Access charges are collected as fees charged to providers of long distance services, fees charged to business and residential customers, and fees charged to wireless providers and other local exchange carriers for originating and terminating their interexchange calls.

Large long distance providers have advocated in the past, and continue to advocate, that access charges they are required to pay should be reduced and the revenues replaced, perhaps only in part, by raising the fees charged to business and residential customers or by receipts from a universal service fund. Large long-haul network providers have also argued and continue to argue that access charges do not apply to specific types of traffic. The combined or individual results of these long distance carrier efforts could reduce the amount of access charge revenue we receive. Access charge reform is a key element of the universal service issues under review by state and federal regulators and legislators. We cannot predict whether or when action may be taken on any of these issues, or what effect any action may have on revenues and costs of our incumbent local exchange carrier and competitive local exchange carrier operations.

The emerging technology known as voice over Internet protocol can be used to carry user-to-user voice communications over dial-up or broadband service. The FCC has determined that a particular type of entirely Internet-based voice over Internet protocol service also is an information service and exempt from such regulatory obligations, but that another, more widely-used, version of voice over Internet protocol service is an interstate service and therefore outside the jurisdiction of state telecommunications regulations. Certain aspects of the FCC’s determination have been challenged in judicial proceedings. The FCC is currently considering the regulatory status of a variety of voice over Internet protocol service configurations in the context of a comprehensive proceeding launched in February 2004 as well as several more application and issue-specific proceedings. These proceedings concern, among other things, what, if any, intercarrier compensation must be paid by providers of such service and what, if any, universal service contributions such providers must make. Expanded use of voice over Internet protocol technology could reduce the access revenues received by local exchange carriers like us. We cannot predict the outcome of these proceedings or the effect of FCC or judicial decisions on any of our ISP, incumbent local exchange carrier or competitive local exchange carrier businesses.

As the incumbent local exchange carrier in our service areas, we are subject to regulation that is not applicable to our competitors.

Federal and state rules impose obligations and limitations on us, as an incumbent local exchange carrier, that are not imposed on some of our competitors. Federal obligations require us to, among other things, share facilities, allow unbundled access to our network and resale of our services purchased at wholesale rates, file tariffs for access charges, maintain certain types of accounts, and file certain types of reports. Similarly, Iowa law, among other things, imposes accounting and reporting requirements and service obligations on us that do not exist for our competitors. In addition, in Iowa we operate under a statutory price regulation plan that, with regard to our single line flat-rated retail local exchange services, imposes obligations and restrictions on us that are not generally imposed on our competitors. As our business becomes increasingly competitive, these regulatory disparities could impede our incumbent local exchange carrier business’s ability to compete in the marketplace, which, in turn, could have a material adverse effect on our business.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own most of our administrative and maintenance facilities, central offices and remote switching platforms, and transport and distribution network facilities. Our corporate headquarters is located in Newton, Iowa in a 41,600 square foot facility that we own. We also own a 63,100-square foot building in Grinnell, Iowa, of which approximately 50% is used for our operations and approximately 50% is leased to a third party, and a 35,900-square foot warehouse and distribution center in Grinnell, Iowa.

Our transport and distribution network facilities include a fiber optic and copper wire backbone, and a distribution network that connects customers both to remote switch locations or the central office in their exchange and to network points of presence or interconnections with interexchange carriers. These facilities are located on land either owned by us or used by us pursuant to permits, rights of way, easements or other authorizations.

ITEM 3. Legal Proceedings

We currently, and from time to time, are involved in litigation and regulatory proceedings incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of our management, is likely to have a material adverse effect on us.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Common Stock is listed on the New York Stock Exchange and is traded under the symbol “IWA.” As of February 22, 2006, we had approximately 50 shareholders of record. Because many of our shares of existing common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The high and low reported sales prices per share of our common stock are set forth in the following table for the periods indicated.

Quarter Ended	High	Low
December 31, 2004 (beginning November 18)	$21.90	$20.33
March 31, 2005	21.70	19.35
June 30, 2005	19.88	18.00
September 30, 2005	19.25	16.50
December 31, 2005	17.91	15.26

Dividend Policy and Restrictions

Our board of directors has adopted a dividend policy which reflects an intention to distribute, as regular quarterly dividends to our shareholders, a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness and capital expenditures rather than retaining all of such cash for other purposes.

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

The Board of Directors declared the following dividend distributions under our dividend policy:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 17, 2004	$0.175	December 31, 2004	January 17, 2005
March 15, 2005	$0.405	March 31, 2005	April 15, 2005
June 15, 2005	$0.405	June 30, 2005	July 15, 2005
September 13, 2005	$0.405	September 30, 2005	October 17, 2005
December 16, 2005	$0.405	December 30, 2005	January 17, 2006

Prior to announcing these dividends, we had no history of paying dividends. Dividends on our common stock are not cumulative.

Despite our dividend policy, our shareholders may not receive dividends in the future for reasons that may include any of the following factors:

•	we may not have enough cash to pay dividends due to changes in our operating earnings, working capital requirements and anticipated cash needs;

•	while the dividend policy adopted by our board of directors contemplates the distribution of a substantial portion of our cash available to pay dividends, our board could modify or revoke this policy at any time;

•	even if our dividend policy is not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution will remain at all times entirely at the discretion of our board of directors;

•	the amount of dividends that we may distribute is limited by restricted payment and leverage covenants in our credit facilities and, potentially, the terms of any future indebtedness that we may incur;

•	the amount of dividends that we may distribute is subject to restrictions under Iowa law; and

•	our shareholders have no contractual or other legal right to dividends.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2005, concerning compensation plans previously approved by security holders and not previously approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights Column A(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights Column B	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) Column C
Equity compensation plans approved by security holders	995,507	$6.29	256,144
Equity compensation plans not approved by security holders	—	—	—

Total	995,507	$6.29	256,144

(1)	Excludes 242,500 shares of common stock that have been issued subject to certain vesting requirements.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2001 through 2005 has been derived from our consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and our consolidated financial statements for 2003, 2004 and 2005 and the related notes thereto contained under Item 8. The figures in the table below reflect rounding adjustments.

	Iowa Telecommunications Services, Inc. and Subsidiaries Year Ended December 31,
	2001	2002(a)	2003	2004(b)	2005
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues & sales	$203,972	$203,319	$205,509	$228,119	$231,640
Operating costs & expenses:
Cost of services & selling general and administrative expenses	91,851	85,500	83,775	93,184	105,826
Depreciation & amortization	61,291	43,919	45,849	47,941	48,600

Total operating costs & expenses	153,142	129,419	129,624	141,125	154,426

Operating income	50,830	73,900	75,885	86,994	77,214
Other Income (expense):
Interest and dividend income	3,883	2,724	4,034	4,057	1,078
Interest expense	(61,437)	(53,982)	(51,838)	(55,654)	(31,089)
Other, net	—	—	—	(21,193)	(813)

Total other expense, net	(57,554)	(51,258)	(47,804)	(72,790)	(30,824)

Income (loss) before income taxes	(6,724)	22,642	28,081	14,204	46,390
Income tax expense	—	—	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	(6,724)	22,642	28,081	14,204	46,390
Cumulative effect of a change in accounting principle	—	(98,369)	—	—	—

Net income (loss)	(6,724)	(75,727)	28,081	14,204	46,390
Gain on redemption of redeemable convertible preferred stock	—	—	—	57,681	—
Preferred dividend	(8,750)	(8,750)	(8,750)	(2,056)	—

Income (loss) available for common stockholders	$(15,474)	$(84,477)	$19,331	$69,829	$46,390

Per Share Data:
Income (loss) before cumulative effect of a change in accounting principle:
Basic	$(0.68)	$0.61	$0.86	$2.97	$1.50
Diluted	$(0.68)	$0.61	$0.79	$2.64	$1.46

Net income (loss) per share:
Basic	$(0.68)	$(3.74)	$0.86	$2.97	$1.50
Diluted	$(0.68)	$(3.74)	$0.79	$2.64	$1.46
Cash dividends declared	$—	$—	$—	$0.175	$1.62

	Iowa Telecommunications Services, Inc. and Subsidiaries Year Ended December 31,
	2001	2002(a)	2003	2004(b)	2005
	(in thousands, except per share data)
Balance Sheet Data (at end of period):
Cash & cash equivalents	$1,089	$13,499	$36,849	$2,874	$26,782
Property plant and equipment, net	385,533	361,813	341,515	331,736	315,499
Total assets	1,045,557	927,657	931,738	852,784	864,522
Long-term senior debt	703,500	677,375	645,750	477,778	477,778
Redeemable convertible preferred stock	125,000	125,000	125,000	—	—
Shareholders’ equity	141,821	57,344	76,675	275,962	280,531
Cash Flow Data:
Net cash provided by operating activities	$41,610	$69,957	$79,780	$76,635	$97,321
Net cash provided by (used in) investing activities	(37,469)	(15,922)	(24,805)	5,722	(30,235)
Net cash provided by (used in) financing activities	(4,423)	(41,625)	(31,625)	(116,332)	(43,178)
Other Financial Data:
Adjusted EBITDA(c)	$114,839	$118,556	$124,683	$137,935	$127,864
Interest expense	61,437	53,982	51,838	55,654	31,089
Capital expenditures	37,469	19,408	23,761	34,803	30,141

(a)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Accounting for Goodwill and Other Intangible Assets, which provides that goodwill and other intangible assets with indefinite lives shall not be amortized and shall be tested for impairment of value on an annual basis. In connection with the adoption of SFAS No. 142, we recorded an impairment of goodwill of $98.4 million, based on an independent appraisal, as a cumulative effect of change in accounting principle as of January 1, 2002.
(b)	Includes the recognition, as a result of our rate settlement agreement with the Iowa Utilities Board in April 2004, of $7.1 million of revenues that we had collected in prior periods subject to refund pending such agreement. Additionally, Other, Net includes $22.4 million of costs associated with our initial public offering and related debt refinancing.
(c)	We present Adjusted EBITDA because we believe it is a useful indicator of our historical debt capacity and our ability to service debt and pay dividends. We also present Adjusted EBITDA because covenants in our credit facilities contain ratios based on Adjusted EBITDA.

Adjusted EBITDA is defined in our credit facilities as: (1) consolidated net income, as defined therein; plus (2) the following items, to the extent deducted from consolidated net income: (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) transaction expenses related to our initial public offering and the related debt refinancing and other limited expenses related to permitted securities offerings, investments and acquisitions incurred after the closing date of the our initial public offering, to the extent not exceeding $5.0 million; (e) unrealized losses on financial derivatives recognized in accordance with SFAS No. 133; (f) non-cash stock-based compensation expense; (g) extraordinary or unusual losses (including extraordinary or unusual losses on permitted sales of assets and casualty events); (h) losses on sales of assets other than in the ordinary course of business; and (i) all other non-cash charges that represent an accrual for which no cash is expected to be paid in the next twelve months; minus (3) the following items, to the extent any of them increases consolidated net income: (w) extraordinary or unusual gains (including extraordinary or unusual gains on permitted sales of assets and casualty events); (x) gains on asset disposals not in the ordinary course; (y) unrealized gains on financial derivatives recognized in accordance with SFAS No. 133; and (z) all other non-cash income (including the non-cash portion of any RTFC patronage capital allocation). If our Adjusted EBITDA were to decline below certain levels, covenants in our new credit facilities that are based on Adjusted EBITDA, including our fixed charge coverage and total leverage ratio covenants, may be violated and could cause, among other things, a default or mandatory prepayment under our credit facilities, or result in our inability to pay dividends.

We believe that net income is the most directly comparable financial measure to Adjusted EBITDA under generally accepted accounting principles. Adjusted EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with GAAP. Adjusted EBITDA is not a complete measure of an entity’s profitability because it does not include costs and expenses identified above; nor is Adjusted EBITDA a complete net cash flow measure because it does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, make capital expenditures and make acquisitions or pay its income taxes and dividends.

The following table sets forth a reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Iowa Telecommunications Services, Inc. and Subsidiaries Year Ended December 31,
	2001	2002(1)	2003	2004(2)	2005
	(in thousands, except per share data)
Net Income (Loss)	$(6,724)	$(75,727)	$28,081	$14,204	$46,390
Income taxes	—	—	—	—	—
Interest expense	61,437	53,982	51,838	55,654	31,089
Depreciation and amortization	61,291	43,919	45,849	47,941	48,600
Unrealized (gains) losses on financial derivatives	—	—	—	(1,452)	234
Non-cash stock-based compensation expense	—	—	—	141	1,828
Extraordinary or unusual (gains) losses	—	—	—	—	—
Non-cash portion of RTFC Capital Allocation	(1,165)	(773)	(1,085)	(1,142)	(277)
Other non-cash losses (gains)	—	98,369	—	—	—
Loss (gain) on disposal of assets not in ordinary course	—	(1,214)	—	—	—
Transaction costs	—	—	—	22,589 (3)	—

Adjusted EBITDA	$114,839	$118,556	$124,683	$137,935	$127,864

(1)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Accounting for Goodwill and Other Intangible Assets, which provides that goodwill and other intangible assets with indefinite lives shall not be amortized and shall be tested for impairment of value on an annual basis. In connection with the adoption of SFAS No. 142, we recorded an impairment of goodwill of $98.4 million, based on an independent appraisal, as a cumulative effect of change in accounting principle as of January 1, 2002.
(2)	Includes the recognition, as a result of our rate settlement agreement with the Iowa Utilities Board in April 2004, of $7.1 million of revenues that we had collected in prior periods subject to refund pending such agreement.
(3)	Transaction costs related to our initial public offering and the related debt refinancing. Includes $22.4 million reflected in Other, Net and $148,000 reflected in Operating Expense on the Consolidated Statement of Operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with the selected financial data and the consolidated financial statements and notes thereto included in Items 6 and 8 herein.

Overview

General

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa, serving over 440 communities across the state. We are the second-largest local exchange carrier in Iowa. Iowa Telecom currently operates 293 telephone exchanges as the incumbent or “historical” local exchange carrier and is currently the sole telecommunications company providing wireline services in approximately 85% of the exchanges where we serve as the incumbent. Together with our competitive local exchange carrier subsidiaries, we provide services to approximately 258,700 access lines in Iowa.

Our core businesses are the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 77% of our total revenues in 2005, we provide long distance service, dial-up and DSL Internet access and other communications services. In 2002, as part of our strategy of pursuing low-cost growth beyond our current service area, we began to compete for customers in adjacent markets in Iowa through our competitive local exchange carrier subsidiary, Iowa Telecom Communications, Inc. (“ITC”). IT Communications, LLC (“IT Communications”) was formed as a subsidiary of ITC in 2005 and began operations in January of 2006. Together, ITC and IT Communications are referred to as the “CLEC” or our “CLEC Operations”.

Factors Affecting Our Operating Performance

We believe that a number of industry and company-specific factors have affected and will continue to affect our results of operations. These factors include the following:

•	the effect on our revenues of declining numbers of access lines resulting from competition and other factors and our strategic response to this trend, which includes efforts to introduce enhanced local services and additional services like dial-up and DSL Internet access and long distance service and to cross sell these services to our subscriber base;

•	the effect on our revenues of our rate and pricing structure, including recent and potential future changes in rate regulation at the state and federal levels;

•	the effect of the implementation of the Iowa Utilities Board order deregulating retail local service rates in 28 exchanges and the effect of the statewide election we made, effective July 1, 2005, to begin offering certain retail local services at deregulated rates in accordance with the new Iowa law enacted in March 2005;

•	our ability to control our variable operating expenses, such as sales and marketing expense; and

•	the development of our competitive local exchange carrier strategy.

Access Line Trends

The number of access lines served is a factor which can affect a telecommunications provider’s revenues. Consistent with a general trend in the rural local exchange carrier industry in the past few years, the number of access lines we serve as an incumbent local exchange carrier has been gradually decreasing. We expect that this trend will continue. Because substantially all of our revenues result from our relationships with customers who utilize our access lines and the level of activity recorded on those lines, the access line trend has an adverse impact on our revenues. Our response to this trend will have an important impact on our future revenues. Our primary strategy to respond to this trend is to leverage our strong incumbent market position to increase revenue per access line by selling additional services to our customer base, and to promote our DSL Internet access service offering, which is often used in lieu of additional access lines devoted to Internet usage. In addition, we expect to add new access lines as we pursue expansion of our service area through our competitive local exchange carrier subsidiaries and, potentially, through selected acquisitions of lines from other telecommunications companies. However, we believe that the number of access lines served is not the sole meaningful indicator of our operating prospects and that, given our relatively stable subscriber base and ability to offer additional services, average revenue per access line is also a meaningful indicator for us.

The table below indicates the total number of access lines served by us, the number of customers subscribing to the indicated types of service, and average revenue per access line, as of the dates and for the periods shown:

	As of and for the Year Ended December 31,
	2003	2004	2005
Incumbent local exchange access lines(1)	261,900	251,800	237,900
Competitive local exchange carrier access lines(2)	4,100	15,200	20,800

Total access lines	266,000	267,000	258,700

Long distance subscribers	110,400	135,800	142,800
Dial-up Internet subscribers	49,700	51,500	41,700
DSL subscribers	6,800	15,600	31,200

Average monthly revenue per access line(3)	$63.68	$69.13	$73.44

(1)	Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 3,200 wholesale lines subscribed at December 31, 2005; 4,600 at December 31, 2004; and 4,300 at December 31, 2003.
(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiary, ITC. Our other competitive local exchange carrier, IT Communications, did not begin operations until January 2006.
(3)	Average monthly revenue per access line is computed by dividing the total revenue for the period, excluding revenue collected in prior periods subject to refund recognized in the period, by the average of the access lines at the beginning and at the end of the period. Including the $7.1 million in revenue collected in prior periods subject to refund recognized in 2004, the average monthly revenue per line would have been $71.33.

We intend to continue our strategy of increasing revenues by cross selling services to our existing customer base, in the form of both bundled service packages and individual additional services. Between December 31, 2003 and December 31, 2005, total long distance service subscribers increased by 29%, total DSL Internet access service subscribers increased by 24,400, and total dial-up Internet access service subscribers decreased by 8,000, with some of the decrease in total dial-up subscribers being a reflection of customer migration from dial-up to DSL service. Thus, while our total access line count fell by 3.1% in 2005 and increased by only 0.4% in 2004, average revenue per access line for the period grew by 15.3% from 2003 to 2005. We believe the primary contributors to our ability to maintain our revenue stream during a time of decreasing access lines have been our success at selling additional services and our ability to increase our pricing.

The following is a discussion of the major factors affecting our access line counts:

Cyclical Economic and Industry Factors. We believe that the general downturn in economic conditions since 2000 has had a negative effect on our access line counts. We expect that improved performance in the Iowa economy will stabilize this cyclical factor. In addition, incumbent local exchange carriers generally experienced an unusual increase in access line demand during the late 1990’s, as households purchased additional lines devoted to dial-up Internet access. In our view, this spike in access line demand in the late 1990’s was not sustainable over the long term, and current access line levels are more indicative of underlying demand.

Competition. Competitive local exchange carriers are offering service or are in the process of beginning to offer service in approximately 45 of the 424 incumbent local exchange communities that we currently serve. Of these communities, 31 were subject to competition at the time of the acquisition of the Iowa property from GTE in 2000. We believe that most of these competitive local exchange carrier incursions and subsequent line losses were related to customer dissatisfaction with the previous provider’s service. Since 2001, we believe we have slowed significantly the loss of customers to competitive local exchange carriers by providing additional service offerings, focusing our marketing efforts and implementing competitive pricing.

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

As a result of the competition that we face in specific Iowa communities, regulation of rates we charge for retail local exchange service in 28 communities has been eliminated. In December 2004, the Iowa Utilities Board determined that effective competition existed in 14 exchanges where we operate as the incumbent local exchange carrier and issued an order deregulating the pricing of local service in these exchanges. We implemented this order in the first quarter of 2005 and are offering deregulated pricing in these markets. In addition, on December 5, 2005, the Iowa Utilities Board deregulated our otherwise still regulated single line flat-rated residential and business service in 14 more exchanges in which we face competition. We implemented that deregulation effective January 13, 2006. We believe implementation of these orders will enhance our ability to compete and regain market share in these exchanges.

We elected, effective July 1, 2005, to deregulate our rates for all retail local exchange services except for single line flat-rated business and residential service and Extended Area Services in accordance with legislation enacted by the Iowa General Assembly in March 2005. Under this law, single line flat-rated business and residential service and Extended Area Services will also be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. This legislation also provides us the opportunity to increase rates for services that remain price regulated, as discussed in more detail below. We believe that the gradual deregulation of our business will enable us to better respond to competitive offerings by other providers.

Exchange Sales. We currently have agreed to two exchange sale transactions, subject to certain regulatory approvals and conditions, in which we will sell approximately 2,500 lines. In each of these cases, we believe the sale price makes the disposal economically compelling. We expect that the two pending sales will result in $13.2 million of net cash, and as part of one transaction we have already purchased the buyer’s dial-up and DSL Internet businesses since this component of the transaction did not require regulatory approval. Additionally, we completed the sale of one exchange with less than 20 access lines in February 2006.

Ancillary Effects of our Data Businesses. Part of our decreasing line count has been an ancillary effect of our strategic focus on growing our dial-up and DSL Internet access service business. As our Internet service provider business expanded, some competitors have cancelled their connections to our network. These connections had historically been counted as access lines. Moreover, as we increase DSL Internet access service penetration, customer demand for second lines for dial-up Internet access service decreases accordingly, because DSL Internet access service obviates the need for a second line dedicated to Internet usage. We believe that the revenue generated by our dial-up and DSL Internet access services outweighs the effect of these types of access line loss.

Our Retail Local Rate and Pricing Structure

Basic business and residential telephone service, intrastate switched access, Extended Area Services to the extent offered in conjunction with single line flat-rate service, 911 and E911 services, white pages directory listings and dual party relay service are all regulated as “basic communications services” by the Iowa Utilities Board. The Iowa statutory price regulation plan pursuant to which we operated before July 1, 2005 provided a mechanism to adjust our rates for basic communications services to reflect the impact of inflation. On April 2, 2004, we entered into a settlement agreement relating to an Iowa Utilities Board rate proceeding we had initiated in 2002. As a result of the settlement agreement, effective April 23, 2004, our monthly charges for basic local service in all of our exchanges were consolidated and, on average, were increased. Pursuant to our settlement agreement relating to the Iowa Utilities Board rate proceeding, most of the resulting incremental regulated local basic service revenues we receive as a result of these rate increases must be expended on capital improvements to our network.

Our rates for other non-basic services we provide, including local services like caller ID, call waiting, call forwarding, voice messaging, Centrex station lines, private lines and directory assistance, long-distance services and data services like dial-up and DSL Internet access, are not price regulated.

As described under “Overview—Competition” above, effective July 1, 2005, the rates for all of our retail local exchange service except for single line flat-rated business and residential service and Extended Area Services were deregulated. Beginning July 1, 2005, monthly rates for single line services remaining under price regulation may be adjusted annually by one dollar for residential lines and two dollars for business lines, up to a monthly rate cap of $19.00 for residential lines and $38.00 for business lines. Rates may be further adjusted annually to reflect the effect of inflation. If the Iowa Utilities Board decides to continue price regulation to 2010, the annual rate increase caps will be doubled to two dollars and four dollars and the overall rate caps of $19.00 and $38.00 will be eliminated.

Effective January 1, 2006, our regulated monthly single line flat-rated business rate became $35.79. Effective February 1, 2006, our regulated monthly single line flat-rated residential rate became $18.39. Both rates are exclusive of charges for Extended Area Services, taxes, fees and regulatory surcharges.

Deregulation of Retail Local Service Rates

We offer a variety of bundled packages on a deregulated basis, particularly in our competitive markets. In addition, we have also exercised our ability to modify prices on single line flat-rated residential and business service in the exchanges in which such offerings are deregulated. The ability to offer these services on a deregulated basis provides us with the flexibility to more quickly respond to new competition and enhances our ability to regain market share in previously competitive exchanges. In addition, it allows us flexibility to create bundled packages that can more effectively compete against wireless and other competitors.

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

Development of our Competitive Local Exchange Carrier Strategy

Part of our business strategy is to use our competitive local exchange carrier subsidiaries, ITC and IT Communications, to pursue customers in markets adjacent to our rural local exchange carrier markets. We plan to continue this strategy by seeking growth opportunities on a low-cost, selective basis.

As of December 31, 2005, our CLEC Operations served approximately 6,900 business and 13,900 residential access lines. ITC accounted for 8.0% of Iowa Telecom’s total access lines as of December 31, 2005. As of December 31, 2005, our net investment in the CLEC was $3.0 million, the majority of which relates to customer acquisition and marketing expense. Throughout 2006, we plan to maintain this limited investment approach as we continue to grow our competitive local exchange carrier business.

Revenues

We derive our revenues from four sources:

Local Telephone Services. We receive revenues from providing local exchange telephone services. These revenues include monthly subscription charges for basic service, as well as charges for Extended Area Services (a mandatory expanded calling service to selected nearby communities at a flat monthly rate), local private line services and enhanced calling features, such as voice mail, caller ID and 3-way calling. During 2004 we also received revenues from expanded local calling plans (optional service to additional selected nearby communities at an additional flat monthly rate). We discontinued expanded local calling plans in the third quarter of 2004.

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers. In addition, we receive federally administered universal service support, representing approximately 1% of our total revenue in 2005, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject in 2000. Switched access charges for long distance services within Iowa are based on rates approved by the Iowa Utilities Board. Switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

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

The following table summarizes our revenues and sales from these sources:

	Revenue and Sales for Year Ended December 31,			% of Total Revenues and Sales for Year Ended December 31,
	2003	2004(1)	2005	2003	2004(1)	2005
	(dollars in thousands)
Local services	$70,231	$82,778	$75,581	34%	36%	33%
Network access services	91,031	94,957	101,227	44	42	44
Toll services	21,695	23,167	23,813	11	10	10
Other services and sales	22,552	27,217	31,019	11	12	13

Total	$205,509	$228,119	$231,640	100%	100%	100%

(1)	Local services revenue for 2004 includes the recognition, as a result of our rate settlement with the Iowa Utilities Board in April 2004, of $7.1 million of revenue collected in prior periods subject to refund. Excluding the prior period revenue, the percentages of total revenues and sales, for 2004 attributable to local services, network access services, toll services and other services and sales were 34%, 43%, 11%, and 12%, respectively.

Operating Expenses

Our operating expenses are categorized as cost of services and sales; selling, general and administrative expense; and depreciation and amortization.

Cost of services and sales. This includes expense for salaries and wages relating to plant operations and maintenance; other plant operations, maintenance and administrative costs; network access costs; bad debt expense; operating tax expense and cost of sales for our dial-up and DSL Internet access services and customer premise equipment products and services.

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of operations for the periods indicated, expressed as a percentage of total revenues and sales:

	Year Ended December 31,
	2003	2004(1)	2005
Total revenue and sales	100%	100%	100%
Cost of services and sales (excluding expenses listed separately below)	24	24	28
Selling, general and administrative	17	17	18
Depreciation and amortization	22	21	21

Operating income	37	38	33
Total other expenses, net	23	32	13

Net income	14%	6%	20%

(1)	As a result of our initial public offering in November 2004 and the concurrent refinancing of our debt, we paid, in the fourth quarter of 2004, $18.6 million for prepayment fees on the retired debt and $3.8 million of selling shareholder equity issuance costs. Therefore, other expense, net, which includes these additional transactions costs, increased to 32% in 2004. If we had excluded the one-time costs due to our initial public offering, other expense net would have been 23% of total revenues.

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues and Sales

The table below sets forth the components of our revenues and sales for 2005 as compared to 2004:

	For the year ended December 31,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Revenue and Sales
Local services	$82,778	$75,581	$(7,197)	-8.7%
Network access services	94,957	101,227	6,270	6.6%
Toll services	23,167	23,813	646	2.8%
Other services and sales	27,217	31,019	3,802	14.0%

Total revenues and sales	$228,119	$231,640	$3,521	1.5%

Local Services. Local services revenues decreased $7.2 million, or 8.7%, for 2005, as compared to 2004, primarily due to $7.1 million of revenue collected subject to refund in prior periods and recognized during 2004. Our new rates established under the settlement agreement with the Iowa Utilities Board became effective on April 23, 2004. Also contributing to the decrease was the loss of $3.6 million in revenues resulting from the discontinuance of the expanded local area calling plans during the third quarter of 2004, as more fully described below, and the decrease in total access lines. These reductions were partially offset by the benefit of the April 23, 2004 rate increase for the entire period of 2005, which resulted in additional revenue of $2.3 million. In addition, we experienced an increase in revenue from enhanced local services of $1.1 million for 2005 as compared to 2004, due to the growth of bundled product offerings. From December 31, 2004 to December 31, 2005, total access lines decreased by 8,300 including the loss of 13,900 incumbent local exchange carrier lines and an increase in lines served by our competitive local exchange carriers of 5,600.

Our historical ability to provide expanded local calling plans at favorable margins depended on the existence of an agreement for mutual exchange of traffic with another telecommunications provider. That agreement terminated on July 31, 2004. As a result, we discontinued the expanded local calling plans and encouraged customers who subscribed to our expanded local calling plans to replace those plans with substitute services. The termination of the agreement for mutual exchange of traffic and discontinuance of our expanded local calling plans have affected several of our revenue streams and our costs of services and sales. Local services revenue for 2004 included $3.6 million from the expanded local calling plans that have been discontinued. While that revenue stream has ended, we have increased our long distance and access revenues as subscribers migrate from our expanded local calling plans to toll plans.

Network Access Services. Our network access services revenues increased $6.3 million, or 6.6%, for 2005 as compared to 2004. Revenues from switched access services increased approximately $6.2 million, due primarily to an increase in access minutes per line which is due in part to the elimination of the expanded local calling plans.

Toll Services. Our toll services revenues increased by $646,000, or 2.8%, for 2005 as compared to 2004. This revenue growth was attributable to an increase in the number of long distance customers of approximately 7,000, or 5.2%, partially offset by a decrease in average minutes of use per customer and average revenue per minute.

Other Services and Sales. Other services and sales revenues increased by $3.8 million, or 14.0%, for 2005 as compared to 2004. The revenue increase was primarily due to growth in the number of DSL Internet customers. DSL Internet access service revenues increased $5.5 million, or 97.5%, due primarily to customer growth. This increase was partially offset by a decrease in dial-up Internet-revenues of $1.1 million and a decline in revenue from customer premise equipment sales of $483,000. We believe the decline in dial-up Internet access service customers is generally the result of customer migration to broadband products such as our DSL service.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for 2005 as compared to 2004.

	For the year ended December 31,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$55,766	$64,118	$8,352	15.0%
Selling, general and administrative	37,418	41,708	4,290	11.5%
Depreciation and amortization	47,941	48,600	659	1.4%

Total operating costs and expenses	$141,125	$154,426	$13,301	9.4%

Cost of Services and Sales. Cost of services and sales increased $8.4 million, or 15.0%, for 2005 as compared to 2004. The increase in long distance customers, coupled with the termination of the historical agreement for the exchange of traffic related to our discontinued local calling plans, resulted in approximately $4.4 million of additional cost to deliver long distance traffic. As a result of customer growth, we experienced an increase in competitive local exchange carrier access lines which, in turn, raised costs for providing this service by $3.3 million for 2005 as compared to 2004.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $4.3 million, or 11.5%, for 2005 as compared to 2004. The 2005 period includes a $2 million favorable impact resulting from past access disputes with other carriers. Offsetting this favorable impact was a $4.8 million increase in salary, wages and benefits, $1.4 million of external costs related to Sarbanes Oxley compliance and other costs related to being a publicly traded company. Salary, wages and benefits for 2005 includes a pension settlement charge of approximately $1.5 million for distributions related to amendments to the pension plan during the second quarter of 2005. The amendments to the plan will reduce our future pension obligations. Also contributing to the increase in salaries, wages and benefits was additional non-cash equity-based compensation expense of $1.7 million related to exercise price reductions on vested outstanding stock options under the 2002 Stock Incentive Plan to reflect the dividends on our common stock and expense for the unvested shares issued under the 2005 Stock Incentive Plan.

Depreciation and Amortization. Depreciation and amortization increased $659,000, or 1.4%, for 2005 as compared to 2004. This was primarily due to higher average property, plant and equipment balances relating mainly to additions to our network facilities.

Other Income (Expense)

The table below sets forth other income (expense) for the year ended December 31, 2005 as compared to the same period for 2004.

	For the year ended December 31,		Change
	2004	2005	Amount	Percent
	(dollars in thousands)
Other Income (Expense)
Interest and dividend income	$4,057	$1,078	$(2,979)	-73.4%
Interest expense	(55,654)	(31,089)	24,565	-44.1%
Other, net	(21,193)	(813)	20,380	-96.2%

Total other expense	$(72,790)	$(30,824)	$41,966	-57.7%

Interest and Dividend Income. Interest and dividend income decreased $3.0 million, or 73.4%, primarily due to the reduction in patronage dividend income from the Rural Telephone Finance Cooperative Subordinated Capital Certificates, which were partially redeemed in connection with the initial public offering and debt refinancing in November 2004.

Interest Expense. Interest expense decreased $24.6 million, or 44.1%, for 2005 as compared to 2004, principally as a result of the reductions in the amount of debt outstanding, and in the average interest rate on our new debt issued in connection with our debt refinancing in November 2004.

Other, Net. Other, net was a net expense of $813,000 for 2005 compared to $21.2 million in 2004. The expense for 2005 includes $579,000 of costs related to an amendment to our credit agreement, which resulted in a reduction in the interest rate on the Term B loans, and our interest rate swap agreement as described in “- Long-Term Debt and Credit Facilities.” The costs in 2004 relate primarily to our initial public offering, which resulted in one-time expenses of $22.4 million in the fourth quarter of 2004. The transaction-related expenses included prepayment fees on the retired debt of $18.6 million and $3.8 million of selling shareholder equity issuance costs.

Income Tax Expense

A valuation allowance has been provided at December 31, 2005 for our deferred tax assets that expire over time to the extent that they exceed the net deferred tax assets and liabilities resulting from reversing temporary differences. Prior to fiscal 2005, we had not paid income taxes. During fiscal 2005, we paid $140,000 of alternative minimum tax. We will continue to assess the recoverability of our deferred tax assets and the related valuation allowance, including our consideration of our ability to generate sustainable future taxable income. To the extent we continue to generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

As of December 31, 2005, the balance of the valuation allowance was approximately $6 million. Our unused tax net operating loss carryforward was approximately $211 million, and will expire between 2021 and 2024. As of December 31, 2005 we have a $140,000 Alternative Minimum Tax (“AMT”) credit carryforward. No valuation allowance has been provided for the AMT credit carryforward due to its indefinite life.

Our initial public offering resulted in an ownership change for purposes of Section 382 of the Internal Revenue Code, and consequently our ability to utilize our net operating losses will be subject to limitation each year. We currently anticipate that, as a result of such ownership change, we will generally be limited by Section 382 to utilizing approximately $19 million of our pre-transaction net operating losses annually. However, Internal Revenue Code Section 338 may allow for an increase in this allowance for tax periods ending in 2006 through 2009. After 2009, the Internal Revenue Code Section 382 limitation will apply. Furthermore, we expect that we will continue to be able to take deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $40 million annually through 2014.

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

The table below sets forth the components of our revenues and sales for 2004 compared to 2003:

	For the year ended December 31,		Change
	2003	2004	Amount	Percent
	(dollars in thousands)
Revenue and Sales
Local services	$70,231	$82,778	$12,547	17.9%
Network access services	91,031	94,957	3,926	4.3%
Toll services	21,695	23,167	1,472	6.8%
Other services and sales	22,552	27,217	4,665	20.7%

Total revenues and sales	$205,509	$228,119	$22,610	11.0%

Local Services. Local services revenues increased $12.5 million, or 17.9%, for 2004 as compared to 2003, primarily due to the recognition of $7.1 million of revenue collected in prior periods subject to refund and the new rates established as a result of the settlement agreement which became effective April 23, 2004, relating to an Iowa Utilities Board rate proceeding we had initiated in 2002. The revenue from the rate increase was partially offset by a loss of $3.3 million in revenues from the discontinuance of the expanded local area calling plans during the third quarter of 2004. Enhanced local services revenue also increased by $1.1 million for 2004 as compared to 2003, primarily due to the introduction of bundled product offerings late in 2003.

Network Access Services. Our network access service revenues increased $3.9 million, or 4.3%, for 2004 as compared to 2003. Revenues from switched access services increased approximately $5.7 million, due primarily to an increase in access minutes per line due in part to the elimination of the expanded local calling plans. That increase was partially offset by a $1.0 million decrease in revenue from the Universal Service Fund.

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

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for 2004 compared to 2003:

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

Cost of Services and Sales. Cost of services and sales increased $6.2 million, or 12.6%, for 2004 as compared to 2003. As a result of customer growth, we experienced an increase in competitive local exchange carrier access lines, which in turn, raised costs for providing this service by $3.0 million for 2004 as compared to 2003. The increase in long distance customers and the termination of the historical agreement for the exchange of traffic related to our discontinued local calling plans resulted in approximately $2.6 million of additional cost to deliver long distance traffic.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $3.2 million, or 9.3%, for 2004 as compared to 2003. Salary, wages and benefits for customer and corporate operations increased by $3.5 million as a result of employee additions in key areas of our customer and corporate operations including our competitive local exchange carrier operations, higher overtime resulting from our efforts to contact customers and to notify them of the changes to our expanded local calling plans, and higher marketing costs related to promotion of our product and services.

Depreciation and Amortization. Depreciation and amortization increased $2.1 million, or 4.6%, for 2004 as compared to 2003. This was primarily due to higher average plant balances relating mainly to additions to our network facilities.

Other Income (Expense)

The table below sets forth other income (expense) for 2004 compared to 2003:

	For the year ended December 31,		Change
	2003	2004	Amount	Percent
	(dollars in thousands)
Other Income (Expense)
Interest and dividend income	$4,034	$4,057	$23	0.6%
Interest expense	(51,838)	(55,654)	(3,816)	-7.4%
Other, net	—	(21,193)	(21,193)	-100%

Total other expense	$(47,804)	$(72,790)	$(24,986)	-52.3%

Interest and Dividend Income. Interest and dividend income increased $23,000, or 0.6%.

Interest Expense. Interest expense increased $3.8 million, or 7.4%, for 2004 as compared to 2003, principally as a result of the write-off of existing debt issue costs of $3.6 million when the related debt was retired as part of the refinancing in November 2004, and interest on the $66 million in senior subordinated notes issued during the first quarter of 2004. This was partially offset by lower debt levels and interest rates after our initial public offering in November 2004.

Other, Net. Other, net was a net expense of $21.2 million for 2004 compared to $0 in 2003. Costs related to our initial public offering resulted in one-time expenses of $22.4 million in the fourth quarter of 2004. The transaction related expenses included prepayment fees on the retired debt of $18.6 million and $3.8 million of selling shareholder equity issuance costs.

An unrealized derivative gain on an interest rate swap agreement accounted for $1.5 million of the increase in other income (expense), net for 2004 as compared to 2003. We entered into this interest rate swap agreement on November 5, 2004 for the purpose of fixing the interest rate on $350 million of Term Loan B under our new credit facility. We recorded an unrealized net gain of $1.5 million for the change in the fair value of the swap agreement.

Income Tax Expense

A valuation allowance was provided at December 31, 2004 for our net deferred tax assets, due to our cumulative losses. As of December 31, 2004 the balance of the deferred tax asset and the valuation allowance was $26.1 million and our unused tax net operating loss carry forward was approximately $216 million and will expire between 2020 and 2024.

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

The table below reflects the dividends declared or paid by the Company during 2005:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 17, 2004	$0.175	December 31, 2004	January 17, 2005
March 15, 2005	$0.405	March 31, 2005	April 15, 2005
June 15, 2005	$0.405	June 30, 2005	July 15, 2005
September 13, 2005	$0.405	September 30, 2005	October 17, 2005
December 16, 2005	$0.405	December 30, 2005	January 17, 2006

Our intention is to distribute a substantial portion of the cash generated by our business to our shareholders in regular quarterly dividends to the extent we generate cash in excess of operating needs, interest and principal payments on our indebtedness, and capital expenditures.

We intend to fund our operations, interest expense, capital expenditures, working capital requirements and dividend payments on our common stock from cash from operations. For the years ended December 31, 2005, 2004 and 2003, cash provided by operating activities was $97.3 million, $76.6 million and $79.8 million, respectively.

During the second quarter of 2005, we amended our defined benefit pension plan to freeze the accrued benefit for all salaried participants and for certain hourly participants, and permit all other hourly participants to elect to discontinue further benefit accruals. As a result of the amendment, the benefits to be paid to salaried participants at their normal retirement age of 65 are fixed. The accrued benefits for hourly employees subject to the mandatory benefit freeze and for those who elect to discontinue further benefit accruals will be transferred to a separate plan (the “Spin-Off Plan”), which will be terminated upon the receipt of the necessary approvals. The Plan termination is expected to occur during the fourth quarter of 2006 or the first quarter of 2007. Certain employees who are at least age 55 and who would be covered under the Spin-Off Plan may elect to receive a current distribution of their accrued benefits without terminating their employment or waiting for the Spin-Off Plan termination. As a result of the amendment, the number of employees accruing further benefits under the Plan has been reduced to approximately 40 from 175.

During 2005, lump-sum distributions from the plan exceeded the settlement threshold equal to the sum of the service costs and interest costs components of net periodic pension cost resulting in an additional charge to income of $1.5 million. The 2005 funding requirement was not impacted by the amendment.

Upon the termination of the Spin-Off Plan, we expect to recognize additional expense of approximately $4.2 million. We also expect that additional funding of approximately $6.7 million will be required upon the termination of the Spin-Off Plan. The amount of the additional expense and the amount of the additional funding required upon termination are subject to change based upon changes in interest rates, return on plan assets, the timing of the termination and any distributions to participants prior to termination.

We estimate that the projected benefit obligation as of January 1, 2006 for participants that will remain in our defined benefit pension plan subsequent to the termination of the Spin-Off Plan is approximately $13 million as compared to the projected benefit obligation for all plan participants of $25.7 million as of December 31, 2005. We estimate that the pension amendments will result in a reduction in annual pension expense from $1.8 million in 2005, exclusive of the pension settlement charges, to approximately $800,000 annually after the Spin-Off Plan is terminated.

On December 11, 2005, the Company entered into an agreement to purchase the Montezuma Mutual Telephone Company (“Montezuma Telephone”) for a total purchase price of $10.5 million, subject to certain adjustments. Montezuma Telephone provides telecommunications services to 2,200 access lines, cable television service to approximately 1,300 subscribers and Internet access service to more than 900 subscribers, primarily in Montezuma, Iowa. We expect this transaction to occur in the first half of 2006.

To fund any significant future acquisitions, we intend to use borrowings under our revolving credit facility or, subject to the restrictions in our credit facilities, to arrange additional funding through the sale of public or private debt and/or equity securities, including common stock, or to obtain additional senior bank debt.

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

The dividend policy adopted by our board of directors calls for us to distribute a substantial portion of our cash flow to our shareholders. As a result, we may not have significant cash available to meet any large unanticipated liquidity requirements, other than through available borrowings, if any, under our revolving credit facility. Therefore, we may not have a sufficient amount of cash to finance growth opportunities, including acquisitions, to fund unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business could suffer. However, our board of directors may, in its discretion, amend or repeal this dividend policy to decrease the level of dividends provided for under the policy, or discontinue entirely the payment of dividends.

We have historically funded our operations and capital expenditure requirements primarily from cash from operations and our revolving line of credit. The following table summarizes our short-term liquidity and Adjusted Total Debt, as defined in our credit agreement, as of December 31, 2004 and 2005:

	As of December 31,
	2004	2005
	(in thousands)
Short-Term Liquidity:
Current assets	$28,493	$50,027
Current liabilities	(87,044)	(86,300)

Net working capital	$(58,551)	$(36,273)

Cash and cash equivalents	$2,874	$26,782
Available on revolving credit facility	$58,493	$60,000

Adjusted Total Debt:
Long-term debt	$477,778	$477,778
Revolving credit facility	41,507	40,000

Total debt	519,285	517,778
Minus:
RTFC Capital Certificates	$(7,778)	$(7,778)
Cash and cash equivalents	(2,874)	(26,782)

Adjusted Total Debt	$508,633	$483,218

The increase in net working capital from December 31, 2004 to December 31, 2005 is primarily due to the cash flow from operations.

The following table summarizes our sources and uses of cash for the years ended December 31, 2003, 2004 and 2005.

	For the year ended December 31,
Description	2003	2004	2005
	(in thousands)
Net Cash Provided (Used)
Operating activities	$79,780	$76,635	$97,321
Investing activities	(24,805)	5,722	(30,235)
Financing activities	(31,625)	(116,332)	(43,178)

Cash Provided by Operating Activities

For the years ended December 31, 2003, 2004, and 2005, cash provided by operating activities was $79.8 million, $76.6 million, and $97.3 million, respectively. The increase of $20.7 million for 2005 as compared to 2004 was primarily attributable to the increase in net income for the period.

Cash (Provided by) Used in Investing Activities

The table below sets forth the components of cash (provided by) used in investing activities for the years ended December 31, 2003, 2004, and 2005:

	As of December 31,
	2003	2004	2005
	(in thousands)
Network and support assets	$17,728	$30,236	$26,627
Other	6,033	4,567	3,514

Total capital expenditures	23,761	34,803	30,141
Business acquisitions (dispositions)	1,044	1,697	94
Redemption RTFC capital certificates	—	(50,000)	—
Purchase RTFC capital certificates	—	7,778	—

Total	$24,805	$(5,722)	$30,235

Capital expenditures on Internet, DSL and other initiatives in 2003 included approximately $2.0 million, relating to our transition to providing dial-up and DSL Internet access services internally rather than reselling the services of Iowa Network Services, Inc.

Capital expenditures for 2004 increased by $11.0 million as compared to 2003 as a result of higher spending for the network improvement plan, associated with the rate settlement agreement we entered into with the Iowa Utilities Board in April 2004. The increase in network and support assets expenditures for 2004 compared with 2003 was primarily due to spending on the network improvement plan. The increase in information technology expenditures was due to information technology system replacements, most significantly our end user billing system. The reduction in other was due to our transition to providing dial-up and DSL Internet access service internally, partially offset by higher DSL spending.

Pursuant to the terms of our April 2004 Iowa Utilities Board rate proceeding settlement, we were obligated to spend $7.4 million of the basic service revenues that we collected while the rate proceeding was pending on capital improvements to our network, in accordance with a network improvement plan approved by the Iowa Utilities Board on May 10, 2004. This $7.4 million was in addition to our baseline level of network capital expenditures, assumed for purposes of implementing the settlement to be $16 million per year, and were to be expended in calendar year 2004 to the extent practical and feasible. The Iowa Utilities Board settlement agreement also required that substantially all additional revenues generated by the new rates approved pursuant to the agreement, except for revenues resulting from inflation adjustments, be invested in capital improvements identified in the network improvement plan, in addition to our baseline level of network capital expenditure. Our capital investment in our network and support assets as a result of the settlement agreement was $14.3 million in 2004, approximately $10.6 million in 2005 and is expected to be approximately $7.0 to $8.0 million (dependent on regulated access lines) in each subsequent year until: (i) we have expended $110.0 million of the additional revenues generated by the rates approved in the settlement agreement or have completed all projects described in the network improvement plan, whichever occurs later; (ii) our local service rates are deregulated; or (iii) we submit a price regulation modification proposal, which we have agreed not to do until we have invested, cumulatively, at least $38.9 million in network improvements in addition to our baseline level of network capital expenditures. After we have spent the required $38.9 million of cumulative capital expenditures in excess of our baseline level, the capital spending commitment will increase or decrease consistent with access line changes. We remain subject to these investment commitments to the extent we continue to offer retail local exchange service on a regulated basis.

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

We expect that total capital expenditures will be approximately $28.0 million to $30.0 million in fiscal 2006. We expect to fund all of these capital expenditures through cash generated by our operations. Our capital expenditures can fluctuate from quarter to quarter, and are impacted to some extent by factors beyond our control, such as customer demand, the level of construction activity in our region, and weather.

We believe that the deregulation of local retail services will reduce our capital expenditure obligations pursuant to our rate settlement agreement.

On August 19, 2004, the FCC released an order increasing the obligations of carriers to report service outages to the FCC. Most significantly, the order required us to report certain non-customer affecting events related to our fiber optic transmission facilities. As part of an industry-wide effort requesting that the FCC reconsider this requirement, we stated to the FCC, in industry-wide hearings held on November 19, 2004, that compliance would cause Iowa Telecom to incur at least $16 million of additional capital expenditures over a period of three to five years. As a result of the industry efforts, on December 20, 2004, the FCC delayed the effectiveness of the rule until the FCC reconsiders the matter. At this time, we cannot predict the result of this FCC reconsideration, or the impact the final rules may have on our operations.

On September 23, 2005, the FCC released an order determining that facilities-based broadband providers and providers of interconnected voice over Internet Protocol (VoIP) services must be prepared to accommodate law enforcement wiretaps pursuant to the Communications Assistance with Law Enforcement Act (CALEA) by May 12, 2007. This order is currently under appeal by a variety of organizations and entities. The FCC intends to issue a further order delineating the details of the obligation established in its September 23, 2005 order in 2006, but is also considering establishing exemptions for small and rural entities in addition to or as part of CALEA’s existing process for considering carrier-specific compliance extensions and exemptions. At this time, we cannot predict the specific nature of any new broadband and VoIP-related CALEA obligations that may ultimately become and remain applicable to us.

Cash Used in Financing Activities

For the year ended December 31, 2005, net cash used in financing activities was $43.2 million, consisting primarily of dividends on common stock.

For the year ended December 31, 2004, net cash used in financing activities was $116.3 million, or an increase of $84.7 million as compared to the same period in 2003 due primarily to the use of $36 million of cash on hand to redeem the Redeemable Convertible Preferred Stock and the net impact of our initial public offering and the related refinancing.

For the year ended December 31, 2003, net cash used in financing activities was $31.6 million, consisting entirely of payments on long-term debt.

Long-Term Debt and Revolving Credit Facilities

Credit Facilities

As a part of our initial public offering and the related debt refinancing, we entered into an Amended and Restated Credit Agreement with the Rural Telephone Finance Cooperative, as administrative agent, and a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities, and simultaneously retired the previously outstanding senior credit facility with the Rural Telephone Finance Cooperative. In August 2005, we entered into amendments to the credit agreement that reduced the applicable interest rates and clarified certain definitions. As of December 31, 2005, we had outstanding $477.8 million of senior debt under the new term facilities, and had $40.0 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of December 31, 2005, $40.0 million was outstanding on the revolving credit facility and $60.0 million was available. Borrowings under the new revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of December 31, 2005, we had $40.0 million outstanding under LIBOR elections at an average all-in rate of 6.3%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder or (b) a base rate election plus an applicable rate adder. On August 26, 2005, the Company entered into Amendment No. 1 to the credit facilities. Amendment No. 1 reduced the applicable rate adder for Term Loan B (i), from 1.00% to 0.75% per annum for the base rate, and (ii), from 2.00% to 1.75% per annum for the LIBOR rate. As of December 31, 2005, $350 million was based upon a LIBOR election effective through March 30, 2006, at an all-in rate of 6.28%. We have entered into interest rate swap agreements to fix the rate on $350 million of Term Loan B as more fully described below. As of December 31, 2005, the interest rate on the remaining $50 million was based upon a LIBOR election effective through June 12, 2006 at an all-in rate of 6.4%.

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

As a condition of borrowing under Term Loans C and D, we are required to invest $7.8 million, representing 10% of the total amounts of Term Loans C and D, in Subordinated Capital Certificates (“SCCs”) of the Rural Telephone Finance Cooperative. SCCs are non-interest bearing but, as a member of the Rural Telephone Finance Cooperative, we share proportionately in the institution’s net earnings. The Rural Telephone Finance Cooperative will redeem the SCCs in proportion to our principal repayments on Term Loans C and D.

The credit facilities are secured by substantially all of our tangible and intangible assets, properties and revenues as well as those of all of our current and future subsidiaries. The credit facilities are guaranteed by all of our current and future subsidiaries.

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness;

proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities for 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of December 31, 2005, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs. However, for the Term Loan B, a pre-payment penalty of 1.0% of the principal amount is due if the Term Loan B is repaid on or prior to August 26, 2006 by the proceeds of a similar refinancing, as defined.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of December 31, 2005.

Interest Rate Swap

On August 26, 2005, we amended the swap arrangements that were originally entered into on November 4, 2004. The amended swap arrangements effectively fixed the interest rate we will pay on $350 million of our indebtedness under Term Loan B. The purpose of the swap agreements is to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. As a result of these arrangements, the effective all-in interest rate on $350.0 million of indebtedness under Term Loan B for the period beginning August 31, 2005 and ending November 23, 2011 is 5.865%.

The previous swap arrangements that we entered into on November 4, 2004, effectively fixed the interest rate we would have paid on specified portions of our indebtedness under Term Loan B. Pursuant to this swap: from November 5, 2004 through December 30, 2007 the interest on $350 million of our indebtedness under Term Loan B was to be fixed at a weighted average rate of 5.69%; from December 31, 2007 through December 30, 2008 the interest rate on $285.3 million of such indebtedness was to be fixed at a weighted average rate of 5.76%; and from December 31, 2008 through November 4, 2009 the interest rate on $142.7 million of such indebtedness was to be fixed at 5.87%.

Obligations and Commitments

Our ongoing capital commitments include capital expenditures and debt service requirements. For the year ended December 31, 2005 capital expenditures were $30.1 million; see “—Liquidity and Capital Resources—Cash (Provided by) Used in Investing Activities.”

The following table sets forth our contractual obligations as of December 31, 2005, together with cash payments due in each period indicated.

	Payments Due by Period
Obligation	Total	2006	2007-2008	2009-2010	2011 and after
	(dollars in thousands)
Long-Term Debt:
Senior debt payments	$477,778	$—	$—	$—	$477,778
Interest Payments(1)	130,725	25,700	45,609	41,055	18,361
Revolving credit facility	40,000	—	—	—	40,000
Operating Lease Payments	542	245	232	63	2
Acquisition of Montezuma Telephone(2)	10,475	10,475	—	—	—

Total Contractual Obligations(3)	$659,520	$36,420	$45,841	$41,118	$536,141

(1)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.

(2)	On December 11, 2005, the Company entered into an agreement to purchase the assets of Montezuma Mutual Telephone Company for a purchase price of $10.5 million, subject to certain adjustments.
(3)	Excludes pension settlement payment expected to occur during 2006 or 2007 as described under “Liquidity and Capital Resources”.

As of December 31, 2005, no letters of credit were outstanding.

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

A valuation allowance has been provided at December 31, 2005 for our deferred tax assets that expire over time to the extent that they exceed the net deferred tax assets and liabilities resulting from reversing temporary differences. Prior to fiscal 2005, we had not paid income taxes. During fiscal 2005 we paid $140,000 of alternative minimum tax. We will continue to assess the recoverability of our deferred tax assets and the related valuation allowance, including our consideration of our ability to generate sustainable future taxable income. To the extent we continue to generate taxable income in future years and it is determined that such valuation allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

As of December 31, 2005, the balance of the valuation allowance was approximately $6 million. Our unused tax net operating loss carryforward was approximately $211 million, and will expire between 2021 and 2024. As of December 31, 2005 we have a $140,000 Alternative Minimum Tax (“AMT”) credit carryforward. No valuation allowance has been provided for the AMT credit carryforward due to its indefinite life.

At December 31, 2005, our unused tax net operating loss carryforward was $211 million, and will expire between 2021 and 2024. The amount of net operating loss allowable to offset income after a change in ownership is limited under Internal Revenue Code (“IRC”) Section 382. However, IRC Section 338 may allow for an increase in this allowance for the periods ending in 2006 through 2009. IRC Section 382 will continue to apply after 2009. Furthermore, we expect that we will continue to be able to take deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $40 million annually through 2014.

Employee-Related Benefits. We incur certain employee-related benefits associated with pensions and other postretirement health care benefits (“OPEB”). We use third party specialists to assist management in appropriately measuring the expenses associated with these employee-related benefits. In order to measure the expense associated with these employee-related benefits, management must make a variety of estimates, including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates and anticipated healthcare costs. The estimates used by management are based on our historical experience, as well as current facts and circumstances. Different estimates could result in our recognizing different amounts of expense over different time periods. We evaluate our critical assumptions at least annually, and selected assumptions are based on the following factors:

•	The discount rate is based on a hypothetical portfolio of high quality bonds with cash flows matching our expected benefit payments;

•	The expected return on plan assets is based on our asset allocation mix and our historical return, taking into consideration current and expected market conditions; and

•	The healthcare costs trend rate is based on our historical rates of inflation and expected market conditions.

The following table presents the key assumptions used to measure pension and OPEB expense for 2005 and the estimated impact on pension and OPEB expense relative to a change in those assumptions:

Assumptions	Pension		OPEB
	Jan 1 – May 31,	June 1 - December 31,
Discount rate	5.75%	5.25%	5.50%
Expected return on plan assets	7.00%	7.00%	NA
Healthcare costs trend rate
Current	NA	NA	9.50%
Level in 2010	NA	NA	7.00%

	Increase in Expense for 2005
Sensitivities	Pension	OPEB
	(in thousands)
0.25% decrease in discount rate	$151	$16
0.25% decrease in expected return on plan assets	35	NA
1% increase in healthcare costs trend rate	NA	489

Off-Balance Sheet Risk and Concentration of Credit Risk

The Company has no known off-balance sheet exposure or risk.

Certain financial instruments potentially subject us to concentrations of credit risk. These financial instruments consist primarily of trade receivables and cash and temporary cash investments.

We place our cash and temporary cash investments with high credit quality financial institutions. We also periodically evaluate the credit worthiness of the institutions with which we invest.

We have entered into interest rate swap agreements to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. The floating rate payers under the interest rate swap agreements are nationally recognized counterparties. While we may be exposed to losses due to non-performance of the counterparties or the calculation agents, we consider the risk remote and do not expect the settlement of these transactions to have a material adverse effect on our financial condition or results of operations.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123 (R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the effective date for adoption to the first fiscal year beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows because all of our outstanding stock options were fully vested at the date of issuance of SFAS 123 (R). Grants of stock based awards under the 2005 Stock Incentive Plan or modifications to outstanding stock options after the effective date of the standard may result in additional compensation expense pursuant to the provisions of SFAS 123 (R).

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

Under the terms of our credit facilities as amended, our long-term secured debt facilities will mature November 2011. Our $400.0 million of indebtedness under Term Loan B, maturing in 2011, bears interest per year at either (a) LIBOR plus 1.75% or (b) a base rate plus 0.75%. On August 26, 2005, we entered into an interest rate swap agreement with nationally recognized counterparties for the purpose of fixing the interest on a portion of these borrowings. Pursuant to the swap agreement, we will pay a fixed rate of interest on Term Loan B on a notional $350.0 million from August 31, 2005 through November 23, 2011.

We pay interest at a fixed rate on all borrowings under Term Loans C and D through November 2007. Thereafter, we expect our interest rates under Term Loans C and D to convert to the Rural Telephone Finance Cooperative variable rate then in effect, as provided in the credit facilities.

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to: $50.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $40.0 million of borrowings drawn under the revolving credit facility at December 31, 2005. With respect to our $77.8 million of borrowings under Terms Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from November 2007 through maturity in November 2011. A one percent change in the underlying interest rates for the variable rate debt that was outstanding on December 31, 2005 would have an impact of approximately $900,000 per year on our interest expense while our fixed rates and swaps are in place.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Iowa Telecommunications Services, Inc. and subsidiaries

Newton, Iowa

We have audited the accompanying consolidated balance sheets of Iowa Telecommunications Services, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss) and of cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Iowa Telecommunications Services, Inc. and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Des Moines, Iowa

March 8, 2006

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND 2005

(Dollars in Thousands Except Per Share Amounts)

	2004	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,874	$26,782
Accounts receivable, net	19,416	18,121
Inventories	2,979	2,722
Prepayments and other current assets	3,224	2,402

Total Current Assets	28,493	50,027

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	496,145	504,662
Accumulated depreciation	(164,409)	(189,163)

Net Property, Plant and Equipment	331,736	315,499

GOODWILL	460,113	460,113
INTANGIBLE ASSETS AND OTHER, net	15,800	23,993

INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	16,642	14,890

Total Assets	$852,784	$864,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$41,507	$40,000
Accounts payable	15,889	10,416
Advanced billings and customer deposits	6,525	6,042
Accrued and other current liabilities	23,123	29,842

Total Current Liabilities	87,044	86,300

LONG-TERM DEBT	477,778	477,778
OTHER LONG-TERM LIABILITIES	12,000	19,913

Total Liabilities	576,822	583,991

COMMITMENTS AND CONTINGENCIES (Notes 7, 12 and 15)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 30,864,195 and 31,065,963 issued and outstanding, respectively	309	311
Additional paid-in capital	314,634	317,877
Retained deficit	(38,897)	(42,874)
Accumulated other comprehensive income (loss)	(84)	5,217

Total Stockholders’ Equity	275,962	280,531

Total Liabilities and Stockholders’ Equity	$852,784	$864,522

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

(Dollars in Thousands, Except Per Share Amounts)

	2003	2004	2005
REVENUE AND SALES:
Local services	$70,231	$82,778	$75,581
Network access services	91,031	94,957	101,227
Toll services	21,695	23,167	23,813
Other services and sales	22,552	27,217	31,019

Total Revenues and Sales	205,509	228,119	231,640

OPERATING COSTS AND EXPENSES:
Cost of services and sales	49,534	55,766	64,118
Selling, general and administrative	34,241	37,418	41,708
Depreciation and amortization	45,849	47,941	48,600

Total Operating Costs and Expenses	129,624	141,125	154,426

OPERATING INCOME	75,885	86,994	77,214

OTHER INCOME (EXPENSE):
Interest and dividend income	4,034	4,057	1,078
Interest expense	(51,838)	(55,654)	(31,089)
Other, net	—	(21,193)	(813)

Total Other Expense, net	(47,804)	(72,790)	(30,824)

NET INCOME	28,081	14,204	46,390
GAIN ON REDEMPTION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK	—	57,681	—
PREFERRED DIVIDEND	(8,750)	(2,056)	—

INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$19,331	$69,829	$46,390

EARNINGS PER SHARE:
Basic	$0.86	$2.97	$1.50

Diluted	$0.79	$2.64	$1.46

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

(Dollars in Thousands Except Per Share Amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, January 1, 2003	22,601,037	$226	$179,774	$(122,656)	$—	$57,344

Income available for common stockholders	—	—	—	19,331	—	19,331

BALANCE, December 31, 2003	22,601,037	226	179,774	(103,325)	—	76,675

Income available for common stockholders	—	—	—	69,829	—	69,829
Unrealized gains (losses) on derivatives	—	—	—	—	(84)	(84)

Total comprehensive income (loss)	—	—	—	69,829	(84)	69,745

Issuance of common stock, net of issuance costs	8,263,158	83	144,765	—	—	144,848
Dividends declared ($0.175 per share)	—	—	—	(5,401)	—	(5,401)
Redemption of stock options	—	—	(10,046)	—	—	(10,046)
Compensation from compensatory stock options	—	—	141	—	—	141

BALANCE, December 31, 2004	30,864,195	309	314,634	(38,897)	(84)	275,962

Income available for common stockholders	—	—	—	46,390	—	46,390
Unrealized gains on derivatives	—	—	—	—	11,119	11,119
Minimum pension liability adjustment	—	—	—	—	(5,818)	(5,818)

Total comprehensive income	—	—	—	46,390	5,301	51,691

Compensation from compensatory stock options	1,356	—	1,828	—	—	1,828
Exercise of employee stock options	200,412	2	1,415	—	—	1,417
Dividends declared ($1.62 per share)	—	—	—	(50,367)	—	(50,367)

BALANCE, December 31, 2005	31,065,963	$311	$317,877	$(42,874)	$5,217	$280,531

See notes to consolidated financial statements

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

(Dollars in Thousands)

	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,081	$14,204	$46,390
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	43,921	45,576	46,213
Amortization of intangible assets	1,928	2,365	2,387
Non-cash stock based compensation expense	—	141	1,828
Loss from fees to retire existing debt	—	18,557	—
Write-off of deferred financing costs	—	3,568	—
Changes in operating assets and liabilities:
Receivables	347	(2,600)	1,295
Inventories	(1,514)	(51)	257
Accounts payable	3,762	3,044	(5,473)
Other assets and liabilities	3,255	(8,169)	4,424

Net Cash Provided by Operating Activities	79,780	76,635	97,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,761)	(34,803)	(30,141)
Business acquisitions	(1,044)	(1,697)	(94)
Redemption of RTFC capital certificates	—	50,000	—
Purchase of RTFC capital certificates	—	(7,778)	—

Net Cash Provided by (used in) Investing Activities	(24,805)	5,722	(30,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	—	41,507	(1,507)
Redemption of redeemable preferred stock	—	(100,000)	—
Issuance of senior subordinated notes	—	66,000	—
Payment of issuance costs for senior subordinated notes	—	(1,974)	—
Early retirement of long-term debt	—	(681,500)	—
Payment of fees to retire debt	—	(18,557)	—
Issuance of long-term debt	—	477,778	—
Payment of issuance costs for long term debt	—	(4,138)	—
Issuance of common stock, net of issuance costs	—	144,848	—
Redemption of stock options	—	(10,046)	—
Payment on long-term debt	(31,625)	(30,250)	—
Proceeds from exercise of stock options	—	—	1,417
Dividends paid	—	—	(43,088)

Net Cash Used in Financing Activities	(31,625)	(116,332)	(43,178)

NET CHANGE IN CASH AND CASH EQUIVALENTS	23,350	(33,975)	23,908

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,499	36,849	2,874

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,849	$2,874	$26,782

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$52,058	$50,823	$31,930

Cash paid for income taxes	$—	$—	$140

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

During the years ended December 31, 2003, 2004 and 2005, the Company recorded undeclared and unpaid preferred stock dividends of $8,750, $2,056 and $0, respectively.

Dividends on common stock of $5,401 were declared on December 17, 2004 and paid on January 17, 2005. Dividends on common stock of $12,680 were declared on December 16, 2005 for shareholders of record as of December 30, 2005 and paid on January 17, 2006.

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

1. ORGANIZATION

Business Description—Iowa Telecommunications Services, Inc. and subsidiaries (“Iowa Telecom” or the “Company”) is the second largest incumbent local exchange carrier (ILEC) in the State of Iowa and is estimated to be the eighteenth largest ILEC in the United States, with an integrated telecommunications network serving approximately 293 local exchanges with approximately 258,700 total access lines. Iowa Telecom provides local, long distance and Internet access and communications equipment primarily to rural residential and business customers, and provides access services to interexchange carriers (IXCs) and other communications companies. The Company operates on a regulatory basis under intrastate price cap regulation in the State of Iowa and under various FCC regulations for its interstate services. On July 1, 2000, the Company acquired substantially all of the operating assets of GTE’s Iowa operations (the “GTE Acquisition”). The Company manages its business as one operating segment.

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Iowa Telecommunications Services, Inc., the parent company, is an operating company. For 2005, its revenues, earnings and total assets represent approximately 96% of total consolidated revenues, and over 98% of earnings and total assets of the consolidated company. The subsidiaries, individually and in the aggregate, are not material as they represent approximately 4% of consolidated revenue and less than 2% of consolidated earnings and total assets.

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

Network Access Services—Network access revenue primarily consists of switched access revenue billed to other carriers. Switched access revenue is billed in arrears based on originating and terminating minutes of use. Earned but unbilled switched access revenue is included in receivables. Network access revenue also contains special access revenue. Special access revenue is billed in advance based on recurring fees and recognized in revenue during the period services are provided. Network access revenue and special access revenue is recognized in the month services are provided.

Toll Services—Toll services are typically billed to end users in arrears based on actual usage. Earned but unbilled toll services are included in receivables. Toll service revenue is recognized in the month services are provided.

Other Services and Sales—Other services and sales consist primarily of dial-up and DSL Internet access services. Other services and sales also include revenues from directory publishing, inside line care and the sale and maintenance of customer premise equipment, or CPE. The monthly recurring charges for dial-up and DSL Internet access services and inside line care are billed to end users in advance. Revenue is recognized during the period these services are provided. Billed but unearned revenue is included in advance billings and customer deposits. The Company recognizes directory services revenue on a straight-line basis over the twelve month period in which the corresponding directory is distributed. The Company recognizes the revenue from the sale and maintenance of CPE in the period the sale or service is rendered.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

Cash and Cash Equivalents—Cash and cash equivalents include cash and temporary investments with maturities at acquisition of three months or less.

Estimating Valuation Allowances—The Company must make estimates of the uncollectability of its accounts receivables. The Company specifically analyzes accounts receivables and historic bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Inventories—Inventories, which consists mainly of cable, supplies and replacement parts, are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

Property and Depreciation—Property, plant and equipment are carried at cost. Depreciation has been calculated using the composite remaining life methodology and straight-line depreciation rates. This method depreciates the remaining net investment in telephone plant, less anticipated net salvage value, over remaining economic asset lives by asset category. This method requires the periodic review and revision of depreciation rates. The economic asset lives used are as follows: buildings – 20 years; cable and wire – 7-20 years; switching and circuit equipment – 10 years; and other property – 5-10 years. When depreciable telephone plant is retired in the normal course of business, the amount of such plant is deducted from the respective plant and accumulated depreciation accounts with no gain or loss recognized.

Goodwill and Other Intangible Assets—Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently under various conditions) for impairment in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Impairment occurs when the fair value of the asset is less than its carrying value. The Company performs its annual goodwill impairment test during the third quarter, primarily using discounted cash flow and market value of equity and debt methodologies. Intangible assets with definite lives include the value assigned to customer base and easements at the date of acquisition, which are being amortized using a straight-line method over 6 to 20 years.

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

Income Taxes—Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is unlikely they will be realized.

Stock-Based Compensation—The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is recognized as expense over the vesting period.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award.

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

Recently Issued Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123 (R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted, modified, repurchased or cancelled after the effective date. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the effective date for adoption to the first fiscal year beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

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

	For the Years Ended December 31,
	2003	2004	2005
	(in thousands except per share amounts)
Net Income	$28,081	$14,204	$46,390
Gain on redemption of redeemable convertible preferred stock	—	57,681	—
Preferred dividend	(8,750)	(2,056)	—

Income available to common stockholders—basic	19,331	69,829	46,390
Effects of dilutive securities:
Preferred dividend	8,750	2,056	—

Income available to common stockholders—diluted	$28,081	$71,885	$46,390

Weighted average shares outstanding—basic	22,601	23,482	30,937

Diluted shares outstanding:
Weighted average shares outstanding	22,601	23,482	30,937
Add shares contingently issuable upon conversion of preferred securities	13,087	3,039	—
Add shares issuable upon exercise of stock options, net	—	685	682
Add unvested compensatory stock shares	—	—	101

Weighted average shares outstanding—diluted	35,688	27,206	31,720

Earnings Per Share:
Basic	$0.86	$2.97	$1.50
Diluted	$0.79	$2.64	$1.46

At the end of fiscal 2003, there were 2,200,686 options outstanding with exercise prices in excess of market value of common stock that were therefore excluded from the diluted earnings per share calculation.

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31:

	2004	2005
	(in thousands)
Customers	$12,492	$12,118
Connecting companies	9,010	6,641
Other	1,061	446
Allowance for doubtful accounts	(3,147)	(1,084)

Total	$19,416	$18,121

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

The following is a summary of activity for the allowance of doubtful accounts during each of the three years ended December 31, 2005:

	Beginning Balance	Additional Charges to Income	Deduction from Reserve	Ending Balance
Year ended December 31, 2003	$1,725	$767	$(531)	$1,961
Year ended December 31, 2004	1,961	2,116	(930)	3,147
Year ended December 31, 2005	3,147	1,964	(4,027)	1,084

The Company grants credit to its customers in the normal course of business and at December 31, 2004 and 2005 had outstanding trade receivables from telecommunications companies which totaled $9.0 million and $6.6 million, respectively. During 2003 and 2004, the Company had no customers that represented more than 10% of revenue and sales. During 2005, the Company had one customer that represented approximately 12% of total revenue and sales.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

	Estimated Useful Lives in Years	2004	2005
		(in thousands)
Land	—	$2,764	$2,764
Buildings	20	21,407	22,163
Plant and equipment	7-20	455,143	455,692
Furniture, vehicles and other	5-10	7,776	7,787
Construction in progress	7-20	9,055	16,256

Total property, plant and equipment		496,145	504,662
Less accumulated depreciation		(164,409)	(189,163)

Total property, plant and equipment, net		$331,736	$315,499

5. GOODWILL, INTANGIBLE ASSETS AND OTHER

The Company performed its annual impairment test, primarily using discounted cash flow and market value of equity and debt methodologies, as of August 31, 2003, 2004 and 2005. This test indicated no impairment of goodwill existed.

Intangible assets and other consists of the following at December 31:

	Life	2004
		Cost	Accumulated Amortization	Net Book Value
		(in thousands)
Definite-lived intangible assets	6-20 years	$19,340	$(8,983)	$10,357
Debt issuance costs	7 years	4,138	(63)	4,075
Fair value of swap agreements		1,368	—	1,368

Total		$24,846	$(9,046)	$15,800

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

	Life	2005
		Cost	Accumulated Amortization	Net Book Value
		(in thousands)
Definite-lived intangible assets	6-20 years	$19,389	$(11,332)	$8,057
Debt issuance costs	7 years	4,138	(654)	3,484
Fair value of swap agreements		12,132	—	12,132
Other assets		320	—	320

Total		$35,979	$(11,986)	$23,993

Amortization expense for definite-lived intangible assets was $1.9 million, $2.4 million and $2.4 million for the years ended December 31, 2003, 2004 and 2005, respectively. Estimated annual amortization expense for definite lived intangible assets for each of the next five years and cumulative thereafter is as follows (in thousands):

2006	$1,589
2007	693
2008	485
2009	460
2010	460
Thereafter	4,370

Total	$8,057

6. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following at December 31:

	2004	2005
	(in thousands)
Accrued interest	$1,339	$615
Property tax payable	7,285	7,515
Dividends payable	5,401	12,680
Other	9,098	9,032

Total	$23,123	$29,842

7. LONG-TERM DEBT

Long-term debt obligations consist of the following at December 31:

	2004	2005
	(in thousands)
Credit Facility Term Loan B	$400,000	$400,000
Credit Facility Term Loan C	70,000	70,000
Credit Facility Term Loan D	7,778	7,778

	477,778	477,778
Less current portion	—	—

Long-term debt obligations, net of current portion	$477,778	$477,778

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

The aggregate maturities of long-term obligations for each of the next five years and thereafter subsequent to December 31, 2005 are as follows:

Year Ended December 31,	Term Loan B	Term Loan C	Term Loan D	Total
(in thousands)
2006	$—	$—	$—	$—
2007	—	—	—	—
2008	—	—	—	—
2009	—	—	—	—
2010	—	—	—	—
Thereafter	400,000	70,000	7,778	477,778

Total	$400,000	$70,000	$7,778	$477,778

Long-Term Debt and Revolving Credit Facilities.

Credit Facilities

As a part of the Company’s initial public offering and the related debt refinancing, we entered into the Amended and Restated Credit Agreement dated as of November 23, 2004 between the Company, the lenders party thereto and Rural Telephone Finance Cooperative, as administrative agent with a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities, and retired the previously outstanding senior credit facility with the Rural Telephone Finance Cooperative. As of December 31, 2005, we had outstanding $477.8 million of senior debt under the new term facilities, and had $40.0 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of December 31, 2005, $40.0 million was outstanding on the revolving credit facility and $60.0 million was available. Borrowings under the new revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of December 31, 2005, we had $40.0 million outstanding under LIBOR elections at an average all-in rate of 6.3%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder or (b) a base rate election plus an applicable rate adder. On August 26, 2005, the Company entered into Amendment No. 1 to the credit facilities. Amendment No. 1 reduced the applicable rate adder for Term Loan B (i), from 1.00% to 0.75% per annum for the base rate, and (ii), from 2.00% to 1.75% per annum for the LIBOR rate. As of December 31, 2005, $350 million was based upon a LIBOR election effective through March 30, 2006, at an all-in rate of 6.28%. We have entered into interest rate swap agreements to fix the rate on $350 million of Term Loan B as more fully described below. As of December 31, 2005, the interest rate on the remaining $50 million was based upon a LIBOR election effective through June 12, 2006 at an all-in rate of 6.4%.

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

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

Term Loan D is a $7.8 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Upon the expiration of the 6.65% fixed interest rate on Term Loan D in November 2007, interest on such term loan will convert to the Rural Telephone Finance Cooperative variable rate plus 0.85%.

As a condition of borrowing under Term Loans C and D, we are required to invest $7.8 million, representing 10% of the total amounts of Term Loans C and D, in Subordinated Capital Certificates (“SCCs”) of the Rural Telephone Finance Cooperative. SCCs are non-interest bearing but, as a member of the Rural Telephone Finance Cooperative, we share proportionately in the institution’s net earnings. The Rural Telephone Finance Cooperative will redeem the SCCs in proportion to our principal repayments on Term Loans C and D. The SCCs are not marketable and are carried at cost.

The credit facilities are secured by substantially all of our tangible and intangible assets, properties and revenues as well as those of all of our current and future subsidiaries. The credit facilities are guaranteed by all of our current and future subsidiaries.

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities for 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of December 31, 2005, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs. However, for the Term Loan B, a pre-payment penalty of 1.0% of the principal amount is due if the Term Loan B is repaid on or prior to August 26, 2006 by the proceeds of a similar refinancing, as defined.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of December 31, 2005.

Interest Rate Swap

On August 26, 2005, the Company amended the swap arrangements that were originally entered into on November 4, 2004. The amended swap arrangements effectively fixed the interest rate the Company will pay on $350 million of its indebtedness under its Term Loan B. The purpose of the swap agreements is to adjust the

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt. As a result of these arrangements, the effective all-in interest rate on $350.0 million of indebtedness under the Company’s Term Loan B for the period beginning August 31, 2005 and ending November 23, 2011 is 5.865%, inclusive of the new Applicable Rate described above.

The swap arrangements that the Company entered into on November 4, 2004, effectively fixed the interest rate we would have paid on specified portions of our indebtedness under Term Loan B. Pursuant to this swap: from November 5, 2004 through December 30, 2007 the interest on $350 million of our indebtedness under Term Loan B was to be fixed at a weighted average rate of 5.69%; from December 31, 2007 through December 30, 2008 the interest rate on $285.3 million of such indebtedness was to be fixed at a weighted average rate of 5.76%; and from December 31, 2008 through November 4, 2009 the interest rate on $142.7 million of such indebtedness was to be fixed at 5.87%.

Retired Senior Credit Facility Term Loan with Rural Telephone Finance Cooperative:

The Tranche A term loan of $220 million was repayable in quarterly installments of 2.5% of outstanding principal commencing on June 30, 2001 escalating to 5.625% on June 30, 2006, with the balance due on March 31, 2007. The loan bore interest at LIBOR plus 3% (4.19% to 4.25% at December 31, 2003). The loan was extinguished in connection with the Company’s initial public offering and related debt restructuring in 2004.

The Tranche B term loan of $500 million was repayable in quarterly installments of 2.5% of outstanding principal commencing on June 30, 2007 escalating to 3.5% on June 30, 2013, with the balance due on March 31, 2015. The loan bore interest at a fixed rate of 8.85% through August 2005, subsequently, the interest rate reverted to the RTFC variable rate plus 1.10%. At December 31, 2003, the amount available under the Company’s long-term credit facility was $475 million of the original principal amount. The remaining $25 million bore interest at the RTFC variable rate plus 1.10% (5.30% at December 31, 2003). The loan was extinguished in connection with the Company’s initial public offering and related debt refinancing in 2004.

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

As a condition of being granted the original Rural Telephone Finance Cooperative loan, the Company was required to invest $50 million in Subordinated Capital Certificates (“SCC’s”) with the Rural Telephone Finance Cooperative. SCC’s are non-interest bearing, but as a member of the Rural Telephone Finance Cooperative, the Company shares proportionately in the net earnings of the Rural Telephone Finance Cooperative. Rural Telephone Finance Cooperative distributions of net earnings are made through cash distributions and issuances of patronage capital certificates (included in investment in and receivables from Rural Telephone Finance Cooperative), which are redeemed at the option of the Rural Telephone Finance Cooperative.

The Company’s share of Rural Telephone Finance Cooperative net earnings, included in interest and dividend income, was $3.6 million, $3.8 million and $924,000 for the years ended December 31, 2003, 2004 and 2005, respectively. As a part of our initial public offering and the related debt refinancing, the Company redeemed $50 million in SCCs.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

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

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On July 1, 2000, the Company issued 125,000 shares of Series A mandatorily redeemable convertible preferred stock in connection with the GTE acquisition. The Company could pay, at any time, all or a portion of accumulated dividends. On March 5, 2004, the Company agreed to repurchase its Series A mandatorily redeemable convertible preferred stock and related accrued preferred stock dividends for an aggregate purchase price of $100 million. The recorded amounts of preferred stock and related accrued preferred stock dividend were $125 million and $32.7 million, respectively, as of closing of the repurchase on March 26, 2004. The repurchase was financed through a combination of funds received from the issuance of $66 million of senior subordinated notes and cash on hand.

9. COMMON AND PREFERRED STOCK

Common Stock—The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value. Holders of common stock have one vote per share. As of December 31, 2005, the Company has 31,065,963 shares of common stock issued and outstanding.

Preferred Stock—The Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.01 par value, in one or more series, from time to time, with such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as may be provided in a resolution or resolutions adopted by the Board of Directors. The authority of the Board of Directors includes, but is not limited to, the determination of the following with respect to any such series: (i) the number of shares; (ii) the dividend rate and time of payment, if any, whether such dividends are cumulative, and if so, from which date; (iii) whether shares are to be redeemable and, if so, the terms and amount of any sinking fund providing for the purchase or redemption of such shares; (iv) whether shares shall be convertible and, if so, the terms and provisions thereof; (v) the rights of the shares in the event of voluntary or involuntary liquidation, dissolution or winding up affairs of the Company; (vi) whether the shares will have priority over or be on a parity with or be junior to any other class or series in any respect; and (vii) whether the shares will have voting rights.

10. INCOME TAXES

The Company’s provision for income taxes for the years ended December 31, 2003, 2004 and 2005 differs from the amounts determined by applying the statutory Federal income tax rate of approximately 35% to income before income taxes for the following reasons:

	2003	2004	2005
	(in thousands)
Expense at federal rate	$9,828	$4,972	$16,236
Increase (decrease) resulting from:
State income taxes	1,797	531	2,813
Non-deductible transaction costs	—	1,359	—
Valuation allowance	(11,771)	(6,965)	(19,359)
Other, net	146	103	310

Total income tax expense	$—	$—	$—

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

Income tax (benefit) expense consists of the following for the years ended December 31:

	2003	2004	2005
	(in thousands)
Current
Federal	$—	$—	$110
State	—	—	30
Deferred
Federal	—	—	(110)
State	—	—	(30)

Total income tax expense	$—	$—	$—

During 2005 the company paid $140,000 of income taxes pursuant the alternative minimum tax requirements.

The Company’s deferred income tax asset consists of the following temporary differences at December 31:

	2004	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$89,082	$87,068
Impairment of goodwill	40,626	40,626
Allowance for doubtful accounts	1,209	357
AMT tax credit carryforward	—	140
Stock-based compensation	—	720
Other	1,175	1,897

	132,092	130,808
Deferred tax liabilities:
Depreciation and amortization	(105,319)	(121,706)
Other	(647)	(3,407)

	(105,966)	(125,113)

Net deferred tax assets	26,126	5,695
Less valuation allowance	(26,126)	(5,555)

Net	$—	$140

At December 31, 2005, the Company has unused tax net operating loss carryforwards of approximately $211 million which expire in 2021 to 2024. For income tax purposes, the amount of net operating loss allowable to offset income after a change in ownership is limited under IRC Section 382. Additionally, IRC Section 338 may allow for an increase in this allowance for tax periods ending in 2005 through 2009. The IRC Section 382 limitation will continue to apply after 2009.

A valuation allowance has been provided at December 31, 2005 for our deferred tax assets that expire over time to the extent that they exceed the net deferred tax assets and liabilities resulting from reversing temporary differences. Prior to fiscal 2005, we had not paid income taxes. During fiscal 2005 we paid $140,000 of alternative minimum tax. We will continue to assess the recoverability of our deferred tax assets and the related valuation allowance, including our consideration of our ability to generate sustainable future taxable income. To the extent we continue to generate taxable income in future years and it is determined that such valuation

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

allowance is no longer required, the tax benefit of the remaining deferred tax assets will be recognized at such time.

As of December 31, 2005, the balance of the valuation allowance was approximately $6 million. Our unused tax net operating loss carryforward was approximately $211 million, and will expire between 2021 and 2024. As of December 31, 2005 we have a $140,000 Alternative Minimum Tax (“AMT”) credit carryforward. No valuation allowance has been provided for the AMT credit carryforward due to its indefinite life.

11. LEASES

The Company leases building space in various locations throughout its service area.

Future minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year are as follows as of December 31, 2005 (in thousands):

2006	$245
2007	137
2008	95
2009	58
2010	5
Thereafter	2

Total	$542

Rental expense for the years ended December 31, 2003, 2004 and 2005 was $350,000, $571,000 and $332,000, respectively.

12. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan, that covers many former GTE employees and most union employees. The provisions of the Plan were assumed by the Company in connection with the GTE Acquisition. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum benefits, and various annuity options.

During the second quarter of 2005, we amended our defined benefit pension plan to freeze the accrued benefit for all salaried participants and for certain hourly participants, and permit certain other hourly participants to elect to discontinue further benefit accruals. As a result of the amendment, the benefits to be paid to salaried participants at their normal retirement age of 65 are fixed. The accrued benefits for hourly employees subject to the mandatory benefit freeze and for those who elect to discontinue further benefit accruals will be transferred to a separate plan (the “Spin-Off Plan”) which will be terminated upon the receipt of the necessary approvals. The Spin-Off-Plan termination is expected to occur during the fourth quarter of 2006 or the first quarter of 2007. Certain employees who are at least age 55 and who would be covered under the Spin-Off Plan may elect to receive a current distribution of their accrued benefits without terminating their employment or waiting for the Spin-Off Plan termination. As a result of the amendment, the number of employees accruing further benefits under the Plan has been reduced to approximately 40 from 175.

Upon the termination of the Spin-Off Plan, we expect to recognize additional expense of approximately $4.2 million. We also expect that additional funding of approximately $6.7 million will be required upon the termination of the Spin-Off Plan. The amount of the additional expense and funding required upon termination are subject to change based upon changes in interest rates, return on plan assets and the timing of the termination and any distributions to participants prior to termination.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

Components of pension benefit costs and weighted average actuarial assumptions at December 31, were:

	2003	2004	2005
	(in thousands)
Pension Benefit Cost:
Service cost	$857	$967	$581
Interest cost	1,248	1,336	1,491
Expected return on plan assets	(881)	(900)	(1,004)
Amortization of unrecognized actuarial loss	33	275	740

Net periodic benefit cost	1,257	1,678	1,808
Settlement loss	—	—	1,485

Net periodic benefit cost, with adjustments	$1,257	$1,678	$3,293

Actuarial Assumptions:
Discount rate	6.5%	5.75%	5.75%/5.25%
Expected return on plan assets	7.5%	7.0%	7.0%
Long-term rate of compensation increase	4.5%	4.0%	4.0%

Due to the Plan amendment, we updated the measurement of our pension obligation and our net periodic benefit cost as of May 31, 2005. The pension costs estimate for the period beginning June 1, 2005 through December 31, 2005 was determined using a discount rate of 5.25%. The pension costs estimate beginning January 1, 2005 through May 31, 2005 was determined using a discount rate of 5.75%.

During 2005, lump-sum distributions from the Plan exceeded the settlement threshold equal to the sum of the service cost and interest cost components of net periodic pension cost resulting in an additional charge to income of $1.5 million.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

The change in projected benefit obligation, change in plan assets, and funded status of the plan at December 31, were:

	2004	2005
	(dollars in thousands)
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$22,654	$25,793
Service cost	967	581
Interest cost	1,336	1,491
Actuarial loss	1,130	9,176
Benefits paid	(294)	(4,989)
Effect of curtailment	—	(6,341)

Projected benefit obligation at end of year	$25,793	$25,711

Change in Plan Assets:
Fair value of plan assets at beginning of year	$12,663	$14,890
Actual return on plan assets	724	424
Employer contributions	1,797	1,746
Benefits paid	(294)	(4,989)

Fair value of plan assets at end of year	$14,890	$12,071

Funded Status:
Benefit obligation in excess of plan assets	$(10,903)	$(13,640)
Unrecognized actuarial loss	6,483	7,675

Accrued benefit cost	$(4,420)	$(5,965)

Amounts Recognized in the Balance Sheet:
Accrued benefit liability	(4,420)	(11,783)
Accumulated other comprehensive loss	—	5,818

Accrued benefit cost	$(4,420)	$(5,965)

Actuarial assumptions:
Discount rate	5.75%	5.50%
Long-term rate of compensation increase	4.00%	4.00%

The discount rate the Company used is based on the yield of a portfolio of high quality, fixed income debt instruments matched against the timing and amounts of projected future benefits. The expected return on plan assets is based on the Company asset allocation mix and the Company historical return, taking into account current and expected market conditions. The actual return on pension plan assets, net of trust paid expenses, was approximately 3% in 2005, compared to 5% in 2004. During 2004, the Company decreased the expected return on plan assets from 7.5% to 7.0%. The expected return on plan assets for 2005 remained at 7.0%.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31, were:

	2004	2005
	(in thousands)
Projected benefit obligation	$25,793	$25,711
Accumulated benefit obligation	18,524	23,854
Fair value of plan assets	14,890	12,071

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

Cash Contributions

The following table details the Company cash contributions for the years ended December 31, 2004 and 2005, and the expected contributions for 2006 (in thousands):

2004	$1,797
2005	1,746
2006 (expected)	1,893

In addition to these amounts, the Company expects to contribute approximately $6.7 million upon the termination of Spin-Off Plan. The Company’s policy with respect to funding the qualified plans is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes.

Benefit Payments

The following table details expected benefit payments for the years 2006 through 2015 (in thousands):

2006	$13,587
2007	504
2008	603
2009	686
2010	741
Years 2011 – 2015	5,290

The expected benefit payments for 2006 includes an estimated $13.2 million of payments for the Spin-Off Plan.

Asset Allocation Strategy

The Company pension plan asset allocation at December 31, 2004 and 2005 and target allocation for 2006 were as follows:

	Target Allocation	Percentage of Plan Assets December 31,
Assets Category	2006	2004	2005
Equity securities	35%	30%	38%
Debt securities	65%	65%	62%
Other	0%	5%	0%

Total	100%	100%	100%

The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve the Company’s target of an average long-term rate of return of 7.0% to 8.0%. While the Company believes achievement of a long-term average rate of return of 7.0% to 8.0% is possible, the Company cannot be certain that the portfolio will perform to these expectations. Assets are strategically allocated between equity and debt securities in order to achieve a diversification level that mitigates wide swings in investment returns. The majority of the plan’s assets are invested in debt securities because debt portfolios have historically provided less volatility than equity portfolios. Correspondingly, debt portfolios also entail lower returns than equity portfolios based on historical information. The risk of loss in the plan’s portfolio is mitigated by investment in a broad range of corporate bonds and equity types.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

The investment of pension plan assets in securities of the Company is specifically prohibited for both the equity and debt portfolios other than through index fund holdings.

Defined Contribution Plan

The Company participates in two 401(k) employee savings plans which allow for voluntary contributions into designated investment funds by eligible employees. The Iowa Telecom Savings Plan covers full-time salaried employees, with the Company matching employees’ contributions at the rate of 75% on the first 6% of contributions. The Iowa Telecom Hourly Savings Plan covers members of the Communication Workers of America (CWA) and International Brotherhood of Electrical Workers (IBEW), with the Company matching employees’ contributions at the rate of 66% on the first 6% of contributions. The Company may make additional contributions on behalf of both 401(k) employee savings plans’ participants who are not participants in the Iowa Telecom Pension Plan. For fiscal 2003, 2004 and 2005, the Company made additional contributions of 3% of eligible compensation. Company contributions for both plans were $1.3 million, $1.3 million and $1.6 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Post Retirement Benefits

The Company assumed a postretirement benefit obligation plan for employees who were qualifying for benefits at the date of the GTE Acquisition. This plan provides for certain medical and life insurance benefits to select employees who satisfy the requirements for an early or normal pension under the defined benefit pension plan. Components of postretirement benefit costs and weighted average actuarial assumptions at December 31, were:

	2003	2004	2005
	(dollars in thousands)
Postretirement Benefit Cost:
Service cost	$180	$176	$176
Interest cost	521	541	506
Amortization of unrecognized prior service cost	(67)	(136)	(154)
Amortization of unrecognized net actuarial loss	94	158	152
Cost for special termination benefits	215	—	—

Total postretirement benefit cost	$943	$739	$680

Actuarial Assumptions:
Discount rate	6.5%	6.0%	5.50%

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

The change in accumulated benefit obligation, change in plan assets, and funded status of the plans at December 31, were:

	2004	2005
	(dollars in thousands)
Change in Accumulated Benefit Obligation:
Accumulated benefit obligation at beginning of year	$9,263	$9,789
Service cost	176	176
Interest cost	541	506
Actuarial loss	752	(508)
Benefits paid	(384)	(114)
Amendments	(559)	—

Accumulated benefit obligation at end of year	$9,789	$9,849

Fair value of plan assets at end of year	$—	$—

Funded Status:
Unrecognized prior service cost	$746	$591
Unrecognized net actuarial gain	(2,971)	(2,310)

Accrued benefit liability	$7,564	$8,130

Actuarial Assumptions:
Discount rate	5.5%	5.25%

The health care cost trend rate used in determining the accumulated postretirement benefit obligation at December 31, 2004 and 2005 was assumed to be 9.5%, decreasing incrementally until reaching an ultimate rate of 5% in 2013 and 2014, respectively.

Assumed health care cost trend rates may have a significant effect on the amount reported for health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	One Percent Increase	One Percent Decrease
	(in thousands)
Effect on total service and interest cost components	$244	$(84)
Effect on postretirement benefit obligation	3,204	(1,095)

Cash Contributions and Benefit Payments

The Company’s postretirement benefits are unfunded, therefore cash contributions for postretirement benefits are equal to the benefit payments.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

The following table details the cash contributions and benefit payments for the years ended December 31, 2003, 2004 and 2005, and the expected cash contributions and benefit payments for 2006 through 2015 (in thousands):

2003	$196
2004	384
2005	114
2006 (expected)	518
2007 (expected)	599
2008 (expected)	566
2009 (expected)	632
2010 (expected)	714
Years 2011 – 2015 (expected)	4,642

All benefit payments for other postretirement benefits are voluntary, as the postretirement plans are not funded, and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent claims paid for medical and life insurance, and the Company anticipates the 2006 postretirement benefit payments will be made from cash generated from operations.

Changes In Medicare

The effects, if any, of the Medicare Prescription Drug Improvement and Modernization Act of 2003 on the plan were not reflected in the above measures of the benefit obligation or benefit cost. Recent regulations provide guidance on whether plans may qualify for the federal subsidy provided to employers who provide prescription drug benefits that are at least actuarial equivalent to those provided under the Act. The Company did not apply for the subsidy for 2006 and has not determined whether it qualifies for the subsidy for subsequent years. If the Company qualifies for the subsidy, it could require the Company to change previously reported information to reflect lower expected company-paid benefits.

13. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s IPO, 200,412 have been exercised and 995,507 remain outstanding as of December 31, 2005. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

The Company accounts for stock based compensation under the fair value recognition provisions of SFAS No. 123. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is recognized as expense over the vesting period.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

The Company recorded $1.4 million of stock-based compensation expense during 2005, to reflect the change in the fair value of the options upon the reduction of the exercise price resulting from the declaration of cash dividends. In 2004, the Company recorded $18,000 of stock-based compensation expense related to 27,028 options awarded during the year. Also in 2004, the Company recorded $123,000 of stock-based compensation expense to reflect the change in the fair value of the options upon the reduction of the exercise price resulting from the declaration of a cash dividend. The Company did not recognize any stock-based compensation expense for fiscal 2003 because all awards granted had no fair value at the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. During 2004, options representing 27,028 shares of common stock were granted with a weighted-average grant date fair value of $0.67 per share. The following weighted-average assumptions were used in determining the options fair value: dividend yield of 0%, average risk-free interest rate of approximately 5%, and expected lives of 10 years from the grant date. Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate of 35% for a pool of similar entities was used. There were no options granted in 2005 or 2003. A summary of the status of the 2002 stock incentive option plan as of December 31, 2004 and 2005, and the changes during the years then ended is presented below:

	2004		2005
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	2,200,686	$8.04	1,195,919		$7.90
Granted	27,028	11.10	—		—
Exercised	(1,031,795)	8.07	(200,412)		7.07

OUTSTANDING AT END OF YEAR	1,195,919	$7.90	995,507		$6.29

Options exercisable at year end	1,195,919	$7.90	995,507		$6.29

Weighted-average grant date fair value of options granted during the year	27,028	$0.67	N/A	$	N/A

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life In Years	Number	Weighted Average Exercise Price per Share
$6.00 to $6.50	841,005	6.3 years	841,005	$6.17
$6.51 to $7.00	139,307	6.7 years	139,307	6.72
$9.00 to $9.50	15,195	8.1 years	15,195	9.30

The weighted average exercise price of options exercisable at December 31, 2005 reflects the reductions required by the plan, which resulted from the declaration of an aggregate $1.62 per share cash dividends.

Pursuant to the Incentive Plan, all options became fully vested on November 23, 2004 as a result of the change in share ownership resulting from the Company’s initial public offering of common stock.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

2005 Stock Incentive Plan

The Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) allows for the issuance of up to an aggregate of 500,000 shares of Restricted or Unrestricted Stock. On August 2, 2005 and August 3, 2005, the Company’s Board of Directors granted restricted stock awards of 242,500 shares to various officers and employees of the Company pursuant to the 2005 Stock Incentive Plan. Additionally, the Company permits members of the its Board of Directors to elect to receive up to one half of their annual retainer in unrestricted shares issued under the plan. During 2005, 1,356 shares of unrestricted stock were issued for this purpose to Board members.

Under the grants made August 2, 2005, each award will vest at a rate of 25% per year commencing on the second anniversary of the date of grant, subject to certain forfeiture provisions. The grant made August 3, 2005 will vest at a rate of 25% per year commencing April 1, 2007, subject to certain forfeiture provisions. Additionally, until such risks of forfeiture have lapsed or the shares of Common Stock are forfeited, the participants shall receive all dividends attributable to such shares granted.

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award. The total grant date fair market value of the aforementioned awards was $4.5 million. The Company recorded $388,000 of stock-based compensation expense during 2005 and the remaining $4.1 million will be charged to expense over the remaining service periods. The Company also recorded $25,000 of expense during 2005 related to the unrestricted shares issued to members of its Board of Directors.

A summary of the status of the restricted shares awarded pursuant to the 2005 Incentive Plan as of December 31, 2005, and the changes during the year then ended is presented below:

2005 Shares
OUTSTANDING AT BEGINNING OF YEAR	—
Granted	242,500
Vested	—
Cancelled	—

OUTSTANDING AT END OF YEAR	242,500

Weighted-average grant date fair value of restricted shares granted during the year	$18.66

14. RELATED PARTY TRANSACTIONS

The Company sells network and special access services to a significant stockholder. The Company also purchases certain services including switch monitoring and telecommunication circuits from the related party and resells certain products obtained from the related party. The following table summarizes the amounts included in the accompanying financial statements related to these services:

	2003	2004	2005
	(in thousands)
Revenues	$3,465	$2,929	$2,136
Expenses	8,426	8,972	12,146
Accounts receivable	260	146	119
Accounts payable	734	2,388	2,218

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

15. COMMITMENTS AND CONTINGENCIES

Commitments—On December 11, 2005, the Company entered into an agreement to purchase the assets of Montezuma Mutual Telephone Company for a purchase price of $10.5 million, subject to certain adjustments. The purchase includes the acquisition of approximately 2,200 access lines, 1,300 cable television subscribers, and more than 900 Internet customers. The Company anticipates this transaction will be completed during the second quarter of 2006.

Contingencies—The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

16. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Temporary Cash Investments—The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Investments—Long-term investments consist primarily of equity investments in consolidated subsidiaries for which disclosure of fair value is not required, and Rural Telephone Finance Cooperative (“RTFC”) Subordinated Capital Certificates. It is not practicable to estimate the fair value of the RTFC Subordinated Capital Certificates because there is no quoted market price for these instruments. Ownership of RTFC Subordinated Capital Certificates is a requirement of the Company’s debt agreement with the RTFC.

Debt—The fair value of bank debt was estimated using discounted cash flow calculations and current market interest rates. The fair value of floating rate debt is considered to be equal to the carrying value because the debt re-prices at market rates at least every twelve months and the Company does not believe its credit risk has changed materially from the date of the most recent re-pricing.

Interest Rate Swaps—See note 18 for information regarding the fair value of our interest rate swap agreements.

The estimated fair value of our financial instruments is as follows:

	2004		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and temporary cash investments	$2,874	$2,874	$26,782	$26,782

Financial Liabilities:
Fixed Rate long-term debt:
Term Loan C	$70,000	$69,727	$70,000	$68,939
Term Loan D	$7,778	$7,747	$7,778	$7,660

Floating rate debt:
Term Loan B	$400,000	$400,000	$400,000	$400,000

Interest rate swap	$1,368	$1,368	$12,132	$12,132

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

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

The Company has entered into an interest rate swap agreements to adjust the interest rate profile of its debt obligations and to achieve a targeted mix of floating and fixed rate debt. The floating rate payers under the interest rate swap agreements are nationally recognized counterparties. They have been accorded ratings similar to other large commercial banks and we periodically monitor these credit ratings. While the Company may be exposed to losses due to non-performance of the bank (the calculation agent), it considers the risk remote and does not expect the settlement of this transaction to have a material effect on its financial condition or results of operations.

18. DISCLOSURES ABOUT FAIR VALUE OF INTEREST RATE SWAPS

Effective August 31, 2005, the Company amended the terms of our interest rate swap agreement which the Company designated as a hedge against the variability in future interest payments due on $350 million of Term Loan B. The amended terms of the interest rate swap agreement effectively convert the variable rate interest payments due on $350 million of Term Loan B to a fixed rate of 5.865% through maturity on November 23, 2011. The purpose of the swap agreements is to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt.

During 2005, the Company recognized a gain resulting from the increase in fair market value of the swap instruments. As the Company measured no ineffectiveness in the hedge, all of the gain is recorded in the Accumulated Other Comprehensive Income section of the Company’s Statement of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

On November 5, 2004, the Company entered into an interest rate swap agreement which effectively converted the variable rate interest payments due on portions of Term Loan B to fixed rates as follows: $350 million fixed at 5.69% through December 30, 2007; $285.3 million fixed at 5.76% through December 30, 2008; and $142.7 million fixed at 5.87% through November 5, 2009. The terms of this interest rate swap agreement were amended effective August 31, 2005, as previously discussed.

During 2004, the Company recognized a loss of $408,000 resulting from the decline in fair market value of the swap instrument. The portion of the loss attributable to hedge ineffectiveness, $324,000, is recorded in the Other income section of the Company’s Consolidated Statement of Operations. The portion of the loss attributable to hedge effectiveness, $84,000, is recorded in the Accumulated Other Comprehensive Income section of the Company’s Statement of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap was excluded.

From November 5, 2004, through November 22, 2004, the swap agreement was not designated as a hedge. As such, the gain of $1.8 million for this period was recognized in Other Income in the Company’s Consolidated Statement of Operations.

The fair value of our interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

nationally recognized financial institution. The fair value of the interest rate swap was $12.1 million as of December 31, 2005 and $1.4 million as of December 31, 2004. The swap is recorded in the Intangible and Other Assets section of our Consolidated Balance Sheets. A valuation allowance has been provided at December 31, 2004 and 2005 for the net deferred tax assets due to the Company’s cumulative losses. As such, the entry to adjust the fair value of the interest rate swap has not been tax effected. The Company did not have any interest rate swaps at any time during 2003.

19. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED)

	2005
	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
	(in thousands except per share amounts)
Operating revenues	$57,501	$58,037	$57,876	$58,226
Operating income	19,507	20,974	17,832	18,901
Net income	11,844	13,334	9,617	11,595
Income available for common stockholders	11,844	13,334	9,617	11,595
Earnings per share—basic	$0.38	$0.43	$0.31	$0.37
Earnings per share—diluted	$0.37	$0.42	$0.30	$0.36

	2004
	First Quarter(4)	Second Quarter(5)	Third Quarter	Fourth Quarter(6)
	(in thousands except per share amounts)
Operating revenues	$53,432	$62,911	$55,042	$56,734
Operating income	19,590	29,071	19,251	19,082
Net income (loss)	7,665	16,508	6,684	(16,653)
Income (loss) available for common stockholders	63,290	16,508	6,684	(16,653)
Earnings per share—basic	$2.80	$0.73	$0.30	$(0.64)
Earnings per share—diluted	$1.88	$0.72	$0.29	$(0.64)

(1)	Net income and income available for common stockholders for the second quarter of 2005 include a $2.0 million favorable impact resulting from the settlement of past access disputes with other carriers.
(2)	Operating income and income available for common stockholders for the third quarter of 2005 include a pension settlement change of approximately $1.0 million for distributions related to amendments to the pension plan during the second quarter of 2005. Net income and income available for common stockholders for the 3rd quarter of 2005 include $0.6 million related to an amendment to the Company’s credit agreement.
(3)	Operating income, net income and income available for common stockholders for the fourth quarter of 2005 include a pension settlement charge of approximately $0.4 million for distributions related to amendments to the pension plan during the second quarter of 2005.
(4)	Income available for common stockholders for the first quarter of 2004 includes a $57.7 million gain on the redemption of redeemable convertible preferred stock.
(5)	The second quarter of 2004 includes the recognition of $7.1 million of revenue collected in prior years subject to refund.
(6)	Net income (loss) and income (loss) available for common stockholders for the fourth quarter of 2004 include $26.2 million of expenses associated with the Company’s initial public offering in November 2004. Expenses associated with the offering include $18.6 million for prepayment fees on the retired debt, $3.8 million for selling shareholder equity issuance costs, $3.6 million for the write-off of the remaining debt issuance costs related to the retired debt, and operating expense of $0.2 million for other miscellaneous costs.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls And Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2005 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls

There was no significant change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Internal Control over Financial Reporting.

(a) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report below.

(b) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Iowa Telecommunications Services, Inc. and subsidiaries

Newton, Iowa

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Iowa Telecommunications Services, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 8, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Des Moines, Iowa

March 8, 2006

ITEM 9B. Other Information

None.

PART III.

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV.

ITEM 15. Exhibits and Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 9, 2006.

IOWA TELECOMMUNICATIONS SERVICES, INC.

/s/ ALAN L. WELLS Alan L. Wells President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN L. WELLS Alan L. Wells	President, Chief Executive Officer and Director Principal Executive Officer	March 9, 2006

/s/ CRAIG A. KNOCK Craig A. Knock	Vice President, Chief Financial Officer and Treasurer, Principal Accounting Officer	March 9, 2006

/s/ BRIAN G. HART Brian G. Hart	Director	March 9, 2006

/s/ CRAIG A. LANG Craig A. Lang	Director	March 9, 2006

/s/ KENDRICK E. PACKER Kendrick E. Packer	Director	March 9, 2006

/s/ KEVIN R. HRANICKA Kevin R. Hranicka	Director	March 9, 2006

/s/ NORMAN C. FROST Norman C. Frost	Director	March 9, 2006

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Stock Repurchase Agreement, dated as of March 5, 2004, between Iowa Telecommunications Services, Inc. and GTE Midwest Incorporated.*

3.1	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc.*

3.2	Amended and Restated By-Laws of Iowa Telecommunications Services, Inc.*

4.2	Amended and Restated Stockholders and Registration Rights Agreement, dated as of November 17, 2004, among Iowa Telecommunications Services, Inc., ING Furman Selz Investors III, L.P., ING Barings US Leveraged Equity Plan LLC, ING Barings Global Leveraged Equity Plan Ltd., Iowa Network Services, Inc., BancBoston Ventures Inc., Teachers Insurance and Annuity Association of America, and the individual holders of options to purchase common stock named therein.*

10.1	Settlement Agreement dated as of April 2, 2004, between Iowa Telecommunications Services, Inc., the Iowa Utilities Board, the Office of Consumer Advocate, and Coon Rapids Municipal Utilities, Grundy Center Municipal Communications Utility, Harlan Municipal Utilities, Reinbeck Municipal Telecommunications Utility, Manning Municipal Communication and Television System Utility, and The Community Cable Television Agency of O’Brien County.*

10.2	Purchase Agreement, dated as of March 26, 2004, between Iowa Telecommunications Services, Inc., as Issuer, the Guarantors named therein and CIBC World Markets Corp., and the other Purchasers named therein, relating to floating rate senior subordinated notes due 2007.*

10.3	Floating rate senior subordinated note (included in Exhibit 10.2).*

10.4	Amended and Restated Credit Agreement, dated as of November 23, 2004, among Iowa Telecommunications Services, Inc., the several lenders from time to time parties thereto, CIBC World Markets Corp. and Lehman Brothers Inc., as co-lead arrangers, National Rural Utilities Cooperative Finance Corporation, as co-arranger, CIBC World Markets Corp., as syndication agent, and the Rural Telephone Finance Cooperative, as administrative agent.*

10.5	Form of Mortgage and Security Agreement, dated as of November 23, 2004, by and between Iowa Telecommunications Services, Inc., as mortgagor and Rural Telephone Finance Cooperative, as mortgage.*

10.6	Amended and Restated Pledge and Security Agreement, dated as of November 23, 2004, by and between Iowa Telecommunications Services, Inc., as pledgor and Rural Telephone Finance Cooperative, as collateral agent.*

10.7	Amended and Restated Guaranty, dated as of November 23, 2004, between Iowa Telecom Communications, Inc. and the Rural Telephone Finance Cooperative, as administrative agent.*

10.8	Amended and Restated Guaranty, dated as of November 23, 2004, between Iowa Telecom Data Services, L.C. and the Rural Telephone Finance Cooperative, as administrative agent.*

10.9	Amended and Restated Guaranty, dated as of November 23, 2004, between Iowa Telecom Technologies, LLC and the Rural Telephone Finance Cooperative, as administrative agent.*

10.10	Amended and Restated Security Agreement, dated as of November 23, 2004, among Iowa Telecommunications Services, Inc., Iowa Telecom Communications, Inc., Iowa Telecom Data Services, L.C., Iowa Telecom Technologies, LLC, and Rural Telephone Finance Cooperative.*

10.11	Employment Agreement dated August 3, 2005 between Iowa Telecommunications Services, Inc. and Alan L. Wells - incorporated by reference to Exhibit 10.1 to Iowa Telecom’s Current Report on Form 8-K dated August 2, 2005. #

Exhibit Number	Description
10.12	Iowa Telecommunications Services, Inc. Stock Incentive Plan, adopted on April 26, 2002.*

10.13	Amendment to Iowa Telecommunications Services, Inc. Stock Incentive Plan, approved as of October 29, 2004.* #

10.14	Non-Competition Agreement, dated as of November 16, 2004, between Iowa Telecommunications Services, Inc. and Iowa Networks Services, Inc.*

10.15	Agreement for the Provision of Services, dated as of September 1, 2004, by and between Iowa Networks Services, Inc. and Iowa Telecommunications Services, Inc.*

10.16	Dedicated Internet Access Agreement, dated as of May 19, 2003, between Iowa Telecommunications Services, Inc. and netINS Inc.*

10.17	Dedicated Internet Access Agreement, dated as of May 22, 2003, between Iowa Telecommunications Services, Inc. and netINS Inc.*

10.18	Agreement for Alarm Surveillance and Network Support Services, dated as of June 1, 2003, between Iowa Network Services, Inc. and Iowa Telecommunications Services, Inc.*

10.19	Agreement for Services, dated as of November 10, 1999, between Iowa Telecommunications Services, Inc. and Iowa Network Services Inc.*

10.20	Premium Allocation Agreement, dated as of November 15, 2004, by and between Iowa Network Services, Inc. and Iowa Telecommunications Services, Inc.*

10.21	Publishing Agreement, dated as of June 28, 2000, between Iowa Telecommunications Services, Inc. and GTE Directories Corporation.*

10.22	2005 Stock Incentive Plan—incorporated by reference to Exhibit A to Iowa Telecom’s Definitive Proxy Statement for the 2005 Annual Meeting filed on Schedule 14A on April 29, 2005. #

10.23	Amendment No. 1 dated as of August 26, 2005 to the Amended and Restated Credit Agreement dated as of November 23, 2004 between the Company, the several lenders from time to time party thereto, and Rural Telephone Finance Cooperative, as administrative agent—incorporated by reference to Exhibit 10.1 to Iowa Telecom’s Current Report on Form 8-K dated August 26, 2005

10.24	Restricted Stock Agreement dated as of August 3, 2005 between Iowa Telecommunications Services, Inc. and Alan L. Wells—incorporated by reference to Exhibit 10.2 to Iowa Telecom’s Current Report on Form 8-K dated August 2, 2005. #

10.25	Form of Restricted Stock Agreement used under 2005 Stock Incentive Plan—incorporated by reference to Exhibit 10.3 to Iowa Telecom’s Current Report on Form 8-K dated August 2, 2005. #

21	Subsidiaries of Iowa Telecommunications Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Previously filed as exhibits to Iowa Telecom’s Registration Statement on Form S-1 (File No. 333-114349) and incorporated herein by reference thereto.
#	Management agreement or compensatory plan or arrangement.