Form 10-Q
period 2006-03-31
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2006-05-08
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 1, 2006 was 31,409,856.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	December 31, 2005	March 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,782	$5,007
Accounts receivable, net	18,121	18,856
Inventories	2,722	3,274
Prepayments and other current assets	2,402	3,617

Total Current Assets	50,027	30,754

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	504,662	510,075
Accumulated depreciation	(189,163)	(200,691)

Net Property, Plant and Equipment	315,499	309,384

GOODWILL	460,113	460,071
INTANGIBLE ASSETS AND OTHER, net	23,993	29,838
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	14,890	13,306

Total Assets	$864,522	$843,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$40,000	$16,000
Accounts payable	10,416	8,375
Advanced billings and customer deposits	6,042	6,945
Accrued and other current liabilities	29,842	26,387

Total Current Liabilities	86,300	57,707

LONG-TERM DEBT	477,778	477,778
OTHER LONG-TERM LIABILITIES	19,913	27,693

Total Liabilities	583,991	563,178

COMMITMENTS AND CONTINGENCIES (Note 7)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,065,963 and 31,124,356 issued and outstanding, respectively	311	311
Additional paid-in capital	317,877	318,802
Retained deficit	(42,874)	(43,560)
Accumulated other comprehensive income	5,217	4,622

Total Stockholders’ Equity	280,531	280,175

Total Liabilities and Stockholders’ Equity	$864,522	$843,353

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2005	2006
REVENUES AND SALES:
Local services	$18,807	$19,055
Network access services	25,502	24,748
Toll services	5,989	5,519
Other services and sales	7,203	8,117

Total Revenues and Sales	57,501	57,439

OPERATING COSTS AND EXPENSES:
Cost of services and sales (exclusive of items shown separately below)	15,533	15,548
Selling, general and administrative	10,118	10,521
Depreciation and amortization	12,343	11,679

Total Operating Costs and Expenses	37,994	37,748

OPERATING INCOME	19,507	19,691

OTHER INCOME (EXPENSE):
Interest and dividend income	159	201
Interest expense	(7,743)	(7,824)
Other, net	(79)	(50)

Total Other Expense, net	(7,663)	(7,673)

NET INCOME	11,844	12,018

BASIC - Earnings Per Share	$0.38	$0.39

BASIC -Weighted Average Number of Shares Outstanding	30,864	31,085

DILUTED - Earnings Per Share	$0.37	$0.38

DILUTED - Weighted Average Number of Shares Outstanding	31,594	31,950

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands Except Per Share Data)

	Three Months Ended March 31, 2005 and 2006
	Common Shares	Common Stock	Additional Paid- In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2004	30,864,195	$309	$314,634	$(38,897)	$(84)	$275,962

Comprehensive income (loss):
Net Income	—	—	—	11,844	—	11,844
Unrealized gains on derivatives					7,684	7,684

Total comprehensive income	—	—	—	11,844	7,684	19,528
Compensation from compensatory stock plans	—	—	354	—	—	354
Dividends declared ($0.405 per share)				(12,500)		(12,500)

Balance, March 31, 2005	30,864,195	$309	$314,988	$(39,553)	$7,600	$283,344

Balance, December 31, 2005	31,065,963	$311	$317,877	$(42,874)	$5,217	$280,531

Comprehensive income (loss):
Net Income	—	—	—	12,018	—	12,018
Unrealized earnings on derivatives, net of tax effect	—	—	—	—	(595)	(595)

Total comprehensive income	—	—	—	12,018	(595)	11,423

Compensation from compensatory stock plans	779	—	568	—	—	568
Exercise of employee stock options	57,614	—	357	—	—	357
Dividends declared ($0.405 per share)	—	—	—	(12,704)	—	(12,704)

Balance, March 31, 2006	31,124,356	$311	$318,802	$(43,560)	$4,622	$280,175

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$11,844	$12,018
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,750	11,100
Amortization of intangible assets	593	579
Loss from sale of exchanges	—	26
Non-cash stock based compensation expense	354	568
Changes in operating assets and liabilities:
Receivables	1,265	(735)
Inventories	(600)	(552)
Accounts payable	(3,096)	(2,041)
Other assets and liabilities	(2,339)	(1,398)

Net Cash Provided by Operating activities	19,771	19,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,630)	(5,112)
Proceeds from sale of exchanges	—	95

Net Cash Used in Investing Activities	(5,630)	(5,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	(7,507)	(24,000)
Proceeds from exercise of stock options	—	357
Dividends paid	(5,401)	(12,680)

Net Cash Used in Financing Activities	(12,908)	(36,323)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$1,233	$(21,775)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,874	26,782

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,107	$5,007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,427	$7,844

Cash paid for income taxes	$—	$—

SUPPLEMENTAL NON-CASH ACTIVITIES:

Dividends on Common Stock of $12,500 were declared on March 15, 2005 for shareholders of record as of March 31, 2005 and the dividends were paid on April 15, 2005.

Dividends on Common Stock of $12,704 were declared on March 17, 2006 for shareholders of record as of March 31, 2006 and the dividends were paid on April 17, 2006.

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Iowa Telecommunications Services, Inc. and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005, that are included in the Company’s most recently filed annual report on Form 10-K.

2. EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of unvested compensatory shares. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2005	2006
	(in thousands, except per share amounts)
Net Income	$11,844	$12,018

Weighted average shares outstanding – basic	30,864	31,085

Diluted shares outstanding:
Weighted average shares outstanding	30,864	31,085
Add shares issuable upon exercise of stock options, net	730	622
Add unvested compensatory stock shares	—	243

Weighted average shares outstanding – diluted	31,594	31,950

Earnings Per Share:
Basic	$0.38	$0.39
Diluted	$0.37	$0.38

As of March 31, 2006 and March 31, 2005, total options outstanding were 937,893 and 1,195,919, respectively.

3. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan that covers many former GTE Midwest Incorporated (“GTE”) employees and most union employees. The provisions of the Plan were assumed by the Company in connection with the GTE acquisition. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum benefits, and various annuity options. There have not been any contributions made during the first quarter of 2006.

Components of pension benefit cost are as follows:

	Three Months Ended March 31,
	2005	2006
	(dollars in thousands)
Pension Benefit Cost:
Service cost	$267	$58
Interest cost	384	327
Expected return on plan assets	(262)	(178)
Amortization of unrecognized actuarial loss	97	124

Net periodic benefit cost	486	331
Settlement cost	—	239

Net periodic benefit cost, with adjustments	$486	$570

During the second quarter of 2005, we amended our defined benefit pension plan to freeze the accrued benefit for all salaried participants and for certain hourly participants and to permit certain other hourly participants to elect to discontinue further benefit accruals. As a result of the amendment, the benefits to be paid to salaried participants at their normal retirement age of 65 are fixed. The accrued benefits for hourly employees subject to the mandatory benefit freeze and for those who elect to discontinue further benefit accruals will be transferred to a separate plan (the “Spin-Off Plan”), which will be terminated upon the receipt of the necessary approvals. The Spin-Off Plan termination is expected to occur during the fourth quarter of 2006. Certain employees who are at least age 55 and who would be covered under the Spin-Off Plan may elect to receive a current distribution of their accrued benefits without terminating their employment or waiting for the Spin-Off Plan termination. As a result of the amendment, the number of employees accruing further benefits under the Plan has been reduced to approximately 40 from 175.

We expect to recognize total expense for the Spin-Off Plan of approximately $4.1 million during 2006. We expect to recognize $464,000 of FAS 87 periodic pension cost during the year for the Spin-Off Plan and have recorded a $239,000 settlement loss during the three months ended March 31, 2006. We expect the costs to be incurred upon termination of the plan, net of any settlement costs incurred during the second and third quarters of 2006, to be $3.4 million.

We also expect that additional funding of approximately $6.5 million will be required upon the termination of the Spin-Off Plan. The amount of the additional expense and funding required upon termination are subject to change based upon changes in interest rates, return on plan assets and the timing of the termination and any distributions to participants prior to termination.

Postretirement Benefits

The Company assumed a postretirement benefit obligation plan for employees who qualified for benefits at the date of the GTE acquisition. This plan provides for certain medical and life insurance benefits to select employees who satisfy the requirements for an early or normal pension under the defined benefit pension plan.

Components of postretirement benefit cost are as follows:

	Three Months Ended March 31,
	2005	2006
	(dollars in thousands)
Postretirement Benefit Cost:
Service cost	$46	$46
Interest cost	134	128
Amortization of unrecognized net actuarial loss	49	35
Amortization of unrecognized prior service cost	(39)	(39)

Net periodic benefit cost	$190	$170

4. LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES

Credit Facilities

As a part of our initial public offering and the related debt refinancing, we entered into an Amended and Restated Credit Agreement with the Rural Telephone Finance Cooperative, as administrative agent, and a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities, and simultaneously retired the previously outstanding senior credit facility with the Rural Telephone Finance Cooperative. In August 2005, we entered into amendments to the credit agreement that reduced the applicable interest rates and clarified certain definitions. As of March 31, 2006, we had outstanding $477.8 million of senior debt under the new term facilities, and had $16.0 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of March 31, 2006, $16.0 million was outstanding on the revolving credit facility and $84.0 million was available. Borrowings under the new revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of March 31, 2006, we had $16.0 million outstanding under LIBOR elections at an average all-in rate of 6.9%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder or (b) a base rate election plus an applicable rate adder. On August 26, 2005, the Company entered into Amendment No. 1 to the credit facilities. Amendment No. 1 reduced the applicable rate adder for Term Loan B (i) from 1.00% to 0.75% per annum for the base rate, and (ii) from 2.00% to 1.75% per annum for the LIBOR rate. As of March 31, 2006, $350 million was based upon a LIBOR election effective through June 30, 2006, at an all-in rate of 6.73%. We have entered into interest rate swap agreements to fix the rate on $350 million of Term Loan B as more fully described below. As of March 31, 2006, the interest rate on the remaining $50 million was based upon a LIBOR election effective through June 12, 2006 at an all-in rate of 6.4%.

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

The credit facilities are secured by substantially all of our tangible and intangible assets, properties and revenues as well as those of all of our subsidiaries. The credit facilities are guaranteed by all of our subsidiaries.

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of March 31, 2006, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs. However, for the Term Loan B, a pre-payment penalty of 1.0% of the principal amount is due if the Term Loan B is repaid on or prior to August 27, 2006 by the proceeds of a similar refinancing, as defined.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of March 31, 2006.

Interest Rate Swaps

On August 26, 2005, we amended the swap arrangements that were originally entered into on November 4, 2004. The amended swap arrangements effectively fixed the interest rate we will pay on $350 million of our indebtedness under Term Loan B. The purpose of the swap agreements is to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. As a result of these arrangements, the effective all-in interest rate on $350.0 million of indebtedness under Term Loan B for the period beginning August 31, 2005 and ending November 23, 2011 will be 5.865%.

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

5. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s IPO, 258,026 have been exercised and 937,893 remain outstanding as of March 31, 2006. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

The Company recorded $322,000 of stock-based compensation expense during the three months ended March 31, 2006, to reflect the change in the fair value of the options upon the reduction of the exercise price resulting from the declaration of cash dividends. During the three months ended March 31, 2005 the Company recorded $354,000 of stock-based compensation expense to reflect the change in the fair value of the options upon the reduction of the exercise price resulting from the declaration of a cash dividend.

The fair value of each option grant and subsequent modification is estimated using the Black-Scholes option-pricing model. The table below depicts the weighted-average assumptions used in determining the options’ fair value at the time of the exercise price reductions.

	Three Months Ended March 31,
	2005		2006
Weighted Average Expected Life (in years)	4.6 yr		3.4 yr
Risk free interest rate	5.0%		4.8%
Volatility	34	%(1)	23	% (1)
Dividend yield	0%		0%

(1)	Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate for a pool of similar entities was used.

A summary of the status of options granted under the 2002 Incentive Plan as of March 31, 2005 and 2006, and the changes during the three month periods then ended is presented below:

	March 31, 2005			March 31, 2006
Fixed Options	Shares	Weighted Average Exercise Price per Share		Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF QUARTER	1,195,919		$7.90	995,507		$6.29
Granted	—		—	—		—
Exercised	—			(57,614)		6.20

OUTSTANDING AT END OF QUARTER	1,195,919		$7.50	937,893		$5.89

Options exercisable at quarter end	1,195,919		$7.50	937,893		$5.89

Weighted-average grant date fair value of options granted during the quarter	N/A	$	N/A	N/A	$	N/A

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life In Years	Number	Weighted Average Exercise Price per Share
$5.50 to $6.00	787,005	6.1 years	787,005	$5.76
$6.01 to $6.50	135,693	6.4 years	135,693	$6.31
$8.50 to $9.00	15,195	7.8 years	15,195	$8.90

The weighted average exercise price of options exercisable at March 31, 2006 reflects the reductions required by the plan, as a result of the declaration of cash dividends.

Pursuant to the 2002 Incentive Plan, all options became fully vested on November 23, 2004 as a result of the change in share ownership resulting from the Company’s initial public offering of common stock.

2005 Stock Incentive Plan

The Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) allows for the issuance of up to an aggregate of 500,000 shares of Restricted or Unrestricted Stock, of which 242,500 shares of Restricted Stock have been awarded to various officers and employees of the Company and 2,135 shares of Unrestricted Stock have been issued to members of the Company’s Board of Directors.

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award. The total grant date fair market value of the aforementioned awards to officers and employees was $4.5 million. The Company recorded $233,000 of stock-based compensation expense during the three months ended March 31, 2006. The remaining amount to be charged to expense over the remaining service periods is $3.9 million. The Company also recorded $13,000 of expense during the three months ended March 31, 2006 related to the unrestricted shares issued to members of its Board of Directors.

6. DISCLOSURES ABOUT FAIR VALUE OF INTEREST RATE SWAP

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

During the three months ended March 31, 2006, the fair market value of the swap instrument increased from $12.1 million to $18.8 million. As the Company measured no ineffectiveness in the hedge, all of the gain is recorded, net of income tax effects, in the Accumulated Other Comprehensive Income section of the Company’s Condensed Consolidated Statement of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

During the three months ended March 31, 2005, the fair market value of the swap instrument increased from $1.4 million to $9.0 million. The portion of the gain attributable to hedge ineffectiveness, $1,000, was recorded in the Other Income section of the Company’s Condensed Consolidated Statement of Income. The portion of the gain attributable to hedge effectiveness was recorded in the Accumulated Other Comprehensive Income section of the Company’s Condensed Consolidated Statement of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap was excluded.

The fair value of our interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a nationally recognized financial institution. The fair value of the interest rate swap was $18.8 million as of March 31, 2006 and $9.0 million as of March 31, 2005. The swap was recorded in the Intangible and Other Assets section of our Condensed Consolidated Balance Sheets.

7. COMMITMENTS AND CONTINGENCIES

Commitments – On December 11, 2005, the Company entered into an agreement to purchase the assets of Montezuma Mutual Telephone Company for a purchase price of $10.5 million, subject to certain adjustments. The purchase includes the acquisition of approximately 2,200 access lines, 1,300 cable television subscribers, and more than 900 Internet customers. The Company anticipates this transaction will be completed during 2006.

Contingencies – The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8. DEPRECIATION

Depreciation has been calculated using the composite remaining life methodology and straight-line depreciation rates. This method depreciates the remaining net investment in telephone plant, less anticipated salvage value, over remaining economic asset lives by asset category. This method requires the periodic review and revision of depreciation rates.

The Company completed a review of the depreciation rates during the first quarter of 2006. The revised depreciation rates were made effective January 1, 2006 and decreased the composite depreciation rates from 9.8% to 9.6%. The effect of this change in accounting estimate is expected to be a reduction to depreciation expense of approximately $500,000 on an annualized basis, based on the levels of property, plant and equipment as of December 31, 2005.

9. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that deferred the effective date for adoption to the first fiscal year beginning after June 15, 2005. Previously the Company had accounted for stock-based compensation under the fair value recognition provisions of SFAS 123. Adoption of this standard on January 1, 2006 did not have a material effect on the Company’s financial position, results of operations or cash flows because all of our outstanding stock options were fully vested at the date of issuance of SFAS 123(R). Additional grants of stock based awards under the 2005 Incentive Plan or modifications to outstanding stock options after the effective date of the standard may result in additional compensation expense pursuant to the provisions of SFAS 123(R).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Overview

General

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa, serving approximately 440 communities across the state. We are the second-largest local exchange carrier in Iowa. Iowa Telecom currently operates 290 telephone exchanges as the incumbent or “historical” local exchange carrier and is the sole telecommunications company providing wireline services in approximately 86% of those exchanges. Together with our competitive local exchange carrier subsidiaries, we provide services to approximately 257,700 access lines in Iowa.

Our core businesses are the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 76% of our total revenues in the first three months of 2006, we provide long distance service, dial-up and DSL Internet access and other communications services. As part of our strategy of pursuing low-cost growth beyond our current service area, we compete for customers in adjacent markets in Iowa through our competitive local exchange carrier subsidiaries, Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Together, ITC and IT Communications are referred to as the “CLEC” or our “CLEC Operations”.

Factors Affecting Our Operating Performance

We believe that a number of industry and company-specific factors have affected and will continue to affect our results of operations. These factors include the following:

•	the effect on our revenues of declining numbers of access lines resulting from competition and other factors and our strategic response to this trend, which includes efforts to introduce enhanced local services and additional services like dial-up and DSL Internet access and long distance service and to cross-sell these services to our subscriber base;

•	the effect on our revenues of our rate and pricing structure, including recent and potential future changes in rate regulation at the state and federal levels;

•	the continuing effects of the implementation of 2004 and 2005 Iowa Utilities Boards orders deregulating retail local service rates in 28 exchanges and the statewide election we made effective July 1, 2005;

•	our ability to control our variable operating expenses, such as sales and marketing expense; and

•	the development of our competitive local exchange carrier strategy.

Access Line Trends

The number of access lines served is a factor which can affect a telecommunications provider’s revenues. Consistent with a general trend in the rural local exchange carrier industry in the past few years, the number of access lines we serve as an incumbent local exchange carrier has been gradually decreasing. We expect that this trend will continue. Because substantially all of our revenues result from our relationships with customers who utilize our access lines and the level of activity recorded on those lines, the access line trend has an adverse impact on our revenues. Our response to this trend will have an important impact on our future revenues. Our primary strategy to respond to this trend is to leverage our strong incumbent market position to increase revenue per access line by selling additional services to our customer base and to promote our DSL Internet access service offering, which is often used in lieu of additional access lines devoted to Internet usage. In addition, we expect to add new access lines as we pursue expansion of our service area through our competitive local exchange carrier subsidiaries and, potentially, through selected acquisitions of lines from other telecommunications companies. However, we believe that the number of access lines served is not the sole meaningful indicator of our operating prospects and that, given our relatively stable subscriber base and ability to offer additional services, average revenue per access line is also a meaningful indicator for us.

The table below indicates the total number of access lines we serve, the number of customers subscribing to the indicated types of service, and average revenue per access line, as of the dates and for the periods shown:

	As of March 31,
	2005	2006
Incumbent local exchange access lines (1)	249,000	236,400
Competitive local exchange carrier access lines (2)	17,400	21,300

Total access lines	266,400	257,700

Long distance subscribers	139,200	144,600
Dial-up Internet subscribers	49,300	39,600
DSL subscribers	19,600	35,900

Average monthly revenue per access line for the three months ended March 31, (3)	$71.87	$74.15

(1)	Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 4,200 wholesale lines subscribed at March 31, 2005 and 3,200 at March 31, 2006.
(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiaries.
(3)	Average monthly revenue per access line is computed by dividing the total revenue for the period by the average of the access lines at the beginning and at the end of the period.

We intend to continue our strategy of increasing revenues by cross-selling services to our existing customer base, in the form of both bundled service packages and individual additional services. Between March 31, 2005 and March 31, 2006, total long distance service subscribers increased by 5,400, total DSL Internet access service subscribers increased by 16,300, and total dial-up Internet access service subscribers decreased by 9,700, with some of the decrease in total dial-up subscribers being a reflection of customer migration from dial-up to DSL service. Thus, while our total access line count fell by 3.3% from March 31, 2005 to March 31, 2006, average revenue per access line for the period grew by 3.2%. We believe the primary contributors to our ability to maintain our revenue stream during a time of decreasing access lines have been our success at selling additional services and our ability to increase our pricing.

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

Competition. Competitive local exchange carriers are offering service or are in the process of beginning to offer service in approximately 42 of the 421 incumbent local exchange communities that we serve. Of these communities, 28 were subject to competition at the time of the acquisition of the Iowa property from GTE in 2000. We believe that most of these competitive local exchange carrier incursions and subsequent line losses were related to customer dissatisfaction with the previous provider’s service. Since 2001, we believe we have slowed significantly the loss of customers to competitive local exchange carriers by providing additional service offerings, focusing our marketing efforts and implementing competitive pricing.

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

Our rates for retail local exchange services have been deregulated on both an exchange-by-exchange and a service-by-service basis. The Iowa Utilities Board has determined that all of the retail local exchange services we provide in 28 exchanges are subject to effective competition and has deregulated our rates in those exchanges. These 28 exchanges include 14 exchanges where deregulated rates became effective on January 13, 2006.

Service-by-service retail local exchange service deregulation became effective on July 1, 2005, pursuant to our election to deregulate our rates for all retail local exchange services except for single line flat-rated business and residential service and extended area service (“EAS”) in accordance with legislation enacted by the Iowa General Assembly in March 2005. Under this law, single line flat-rated business and residential service and EAS will also be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. This legislation also provides us the opportunity to increase rates for services that remain price regulated, as discussed in more detail below. We believe that the gradual deregulation of our business, on an exchange-by-exchange, as well as on a service-by-service basis, will enable us to better respond to competitive offerings by other providers.

Mediacom’s Iowa Telephony affiliate, MCC Telephony of Iowa, Inc. (“MCC”) continues to make progress toward eventual launch of voice offerings in certain of our communities through a business arrangement with Sprint Communications L.P. (“Sprint”) in which Sprint would serve as the entity interconnecting with Iowa Telecom. Pursuant to a March 24, 2006 order in our arbitration with Sprint, Iowa Telecom and Sprint jointly filed an interconnection agreement with the Iowa Utilities Board on April 24, 2006. Unless rejected by the Iowa Utilities Board, the agreement will be deemed approved before the end of May 2006 by operation of law. We are currently considering whether to appeal the Iowa Utilities Board’s decision, as well as a related prior decision in the proceeding, and cannot predict the outcome of such appeal.

Exchange Sales. We have agreed to exchange sale transactions in cases we believe the sale price makes the disposal economically compelling. In February 2006, we completed the sale of one exchange with less than 20 access lines. During the first quarter of 2006, we received the final required regulatory approval for another transaction, representing three exchanges with approximately 500 lines. We closed the transaction on April 28, 2006 and received net proceeds of approximately $4.8 million. The remaining exchange sale, which represents four exchanges and approximately 2,000 access lines, received final regulatory approval during April 2006. We expect the sale will result in $8.4 million of net cash in 2006. As part of that transaction we have already purchased the buyer’s dial-up and DSL Internet businesses since this component of the transaction did not require regulatory approval.

Ancillary Effects of our Data Businesses. Part of our decreasing line count has been an ancillary effect of our strategic focus on growing our dial-up and DSL Internet access service business. As our Internet service provider business expanded, some competitors have cancelled their connections to our network. These connections had historically been counted as access lines. Moreover, as we increase DSL Internet access service penetration, customer demand for second lines for dial-up Internet access service decreases accordingly because DSL Internet access service obviates the need for a second line dedicated to Internet usage. We believe that the revenue generated by our dial-up and DSL Internet access services outweighs the effect of these types of access line loss.

Our Retail Local Rate and Pricing Structure

As described under “Overview – Competition” above, effective July 1, 2005, the rates for all of our retail local exchange service except for single line flat-rated business and residential service and EAS were deregulated. Beginning July 1, 2005, monthly rates for single line services remaining under price regulation may be adjusted annually by one dollar for residential lines and two dollars for business lines, up to a monthly rate cap of $19.00 for residential lines and $38.00 for business lines. Rates may be further adjusted annually to reflect the effect of inflation. Single line flat-rated business and residential service and EAS will also be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. If the Iowa Utilities Board decides to continue price regulation to 2010, the annual rate increase caps will be doubled to two dollars and four dollars and the overall rate caps of $19.00 and $38.00 will be eliminated.

Effective January 1, 2006, our regulated monthly single line flat-rated business rate became $35.79. Effective February 1, 2006, our regulated monthly single line flat-rated residential rate became $18.39. Both rates are exclusive of EAS, taxes, fees and regulatory surcharges.

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

As of March 31, 2006, our CLEC Operations served approximately 7,300 business and 14,000 residential access lines. Our CLEC Operations accounted for 8.3% of Iowa Telecom’s total access lines as of March 31, 2006. As of March 31, 2006, our net investment in the CLEC was $3.1 million, the majority of which relates to customer acquisition and marketing expense. Throughout 2006, we plan to maintain this limited investment approach as we continue to grow our competitive local exchange carrier business.

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

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers. In addition, we receive federally administered universal service support, representing approximately 1% of our total revenue in the first three months of 2006, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject in 2000. Switched access charges for long distance services within Iowa are based on rates approved by the Iowa Utilities Board. Switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

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

The following table summarizes our revenues and sales from these sources:

	Three Months Ended March 31,		% of Total Revenues and Sales for the Three Months Ended March 31,
	2005	2006	2005	2006
	(dollars in thousands)
Local services	$18,807	$19,055	33%	33%
Network access services	25,502	24,748	44%	43%
Toll services	5,989	5,519	10%	10%
Other services and sales	7,203	8,117	13%	14%

Total	$57,501	$57,439	100%	100%

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of income for the periods indicated, expressed as a percentage of total revenues and sales:

	Three Months Ended March 31,
	2005	2006
Total revenues and sales	100%	100%
Cost of services and sales (excluding expenses listed separately below)	27%	27%
Selling, general and administrative	18%	18%
Depreciation and amortization	21%	21%

Operating income	34%	34%
Other expenses, net	13%	13%

Net income	21%	21%

Three Months Ended March 31, 2006 and 2005

Revenues and Sales

The table below sets forth the components of our revenues and sales for the three months ended March 31, 2006 compared to the same period in 2005:

	Three Months Ended March 31,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Revenues and Sales
Local services	$18,807	$19,055	$248	1.3%
Network access services	25,502	24,748	(754)	-3.0%
Toll services	5,989	5,519	(470)	-7.8%
Other services and sales	7,203	8,117	914	12.7%

Total revenues and sales	$57,501	$57,439	$(62)	-0.1%

Local Services. Local services revenues increased $248,000, or 1.3%, for the three months ended March 31, 2006 as compared to 2005. The increase is primarily attributable to higher revenue from enhanced local services which increased by $219,000 due to growth of our bundled product offerings. Local rate increases also helped to offset the impact of access line erosion. From March 31, 2005 to March 31, 2006, total access lines decreased by 8,700 including the loss of 12,600 incumbent local exchange carrier lines and an increase in lines served by our competitive local exchange carriers of 3,900.

Network Access Services. Our network access services revenues decreased $754,000, or 3.0%, for the three months ended March 31, 2006 as compared to the same period in 2005. Revenues from switched access services decreased approximately $1.1 million, due primarily to a decrease in access minutes per line and a decrease in the average revenue per minute of use due to a larger shift to cellular usage. We are compensated at a slightly lower rate per minute for terminating cellular traffic. Universal Service Fund revenues decreased by $171,000, as a result of a rate change in July 2005. These reductions were partially offset by a $513,000 increase in revenue from special access services.

Toll Services. Our toll services revenues decreased by $470,000, or 7.8%, for the three months ended March 31, 2006 as compared to the same period in 2005. The number of long distance customers increased by approximately 5,400, or 3.9%. However, this increase was offset by a decrease in average minutes of use per customer and average revenue per minute.

Other Services and Sales. Other services and sales revenues increased by $914,000, or 12.7%, for the three months ended March 31, 2006 as compared to the same period in 2005. The revenue increase was primarily due to growth in the number of DSL Internet customers. DSL Internet access service revenues increased $1.4 million, or 61.9%, due primarily to customer growth. This increase was partially offset by decreases in dial-up Internet revenue of $498,000. We believe the decline in dial-up Internet access service customers is the result of customer migration to broadband products such as our DSL service.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the three months ended March 31, 2006 compared to the same period in 2005:

	Three Months Ended March 31,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$15,533	$15,548	$15	0.1%
Selling, general and administrative	10,118	10,521	403	4.0%
Depreciation and amortization	12,343	11,679	(664)	-5.4%

Total operating costs and expenses	$37,994	$37,748	$(246)	-0.6%

Cost of Services and Sales. Cost of services and sales increased $15,000, or 0.1%, for the three months ended March 31, 2006 as compared to the same period in 2005.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $403,000, or 4.0%, for the three months ended March 31, 2006 as compared to the same period in 2005. The 2006 period includes a pension settlement charge of approximately $239,000 for distributions during the period related to amendments to the pension plan during the second quarter of 2005. The amendments to the plan will reduce our future pension obligations. In addition, non cash equity based compensation expense was $214,000 higher than the prior year.

Depreciation and Amortization. Depreciation and amortization decreased $664,000, or 5.4%, for the three months ended March 31, 2006 as compared to the same period in 2005. The decrease is primarily due to the elimination of depreciation expense on certain five-year assets in the later part of 2005. Also contributing to the decrease was the reduction in our composite average depreciation rate as a result of a depreciation study that was completed during the first quarter of 2006. The lower composite average depreciation rate reduced expense during the first three months of 2006 by approximately $125,000.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the three months ended March 31, 2006 compared to the same period in 2005:

	Three Months Ended March 31,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$159	$201	$42	26.4%
Interest expense	(7,743)	(7,824)	(81)	1.0%
Other, net	(79)	(50)	29	-36.7%

Total other expense	$(7,663)	$(7,673)	$(10)	0.1%

Interest and Dividend Income. Interest and dividend income increased $42,000, or 26.4%, primarily due to higher patronage dividend income.

Interest Expense. Interest expense increased $81,000, or 1.0%, for the three months ended March 31, 2006 as compared to the same period in 2005. Higher interest rates on our variable rate debt and the increase in the rate on our interest rate swap agreement, resulting from the extension of the term in August 2005, were partially offset by a lower average balance on the revolving credit facility.

Other, Net. Other, net was a net expense of $50,000 for the three months ended March 31, 2006 compared to $79,000 in the same period in 2005.

Income Tax Expense

The Company recognized no income tax expense or benefit during the three month periods ended March 31, 2006 and 2005 because all of the net deferred tax assets and liabilities, other than AMT tax credit carryforwards that have no expiration date, continue to be fully reserved for by a valuation allowance or the net tax effect is recorded as a component of other comprehensive income for those deferred liabilities associated with the unrealized gain on the interest rate swaps. Our unused tax net operating loss carryforward was approximately $207 million and will expire between 2020 and 2024. As of March 31, 2006, we had an alternative minimum tax liability of $172,000. We will continue to assess the recoverability of our deferred tax assets and the related valuation allowance. To the extent we continue to generate taxable income and it is determined a valuation allowance is no longer required the tax benefits of the remaining tax assets will be recognized at that time.

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

The table below reflects the dividends declared or paid by the Company during 2005 and 2006:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 17, 2004	$0.175	December 31, 2004	January 17, 2005
March 15, 2005	$0.405	March 31, 2005	April 15, 2005
June 15, 2005	$0.405	June 30, 2005	July 15, 2005
September 13, 2005	$0.405	September 30, 2005	October 17, 2005
December 16, 2005	$0.405	December 30, 2005	January 17, 2006
March 17, 2006	$0.405	March 31, 2006	April 17, 2006

Our intention is to distribute a substantial portion of the cash generated by our business to our shareholders in regular quarterly dividends to the extent we generate cash in excess of operating needs, interest and principal payments on our indebtedness, and capital expenditures.

We intend to fund our operations, interest expense, capital expenditures, working capital requirements and dividend payments on our common stock with cash from operations. For the three months ended March 31, 2006 and 2005, cash provided by operating activities was $19.6 million and $19.8 million, respectively.

During the second quarter of 2005, we amended our defined benefit pension plan to freeze the accrued benefit for all salaried participants and for certain hourly participants and to permit certain other hourly participants to elect to discontinue further benefit accruals. As a result of the amendment, the benefits to be paid to salaried participants at their normal retirement age of 65 are fixed. The accrued benefits for hourly employees subject to the mandatory benefit freeze and for those who elect to discontinue further benefit accruals will be transferred to a separate plan (the “Spin-Off Plan”), which will be terminated upon the receipt of the necessary approvals. The Spin-Off Plan termination is expected to occur during the fourth quarter of 2006. Certain employees who are at least age 55 and who would be covered under the Spin-Off Plan may elect to receive a current distribution of their accrued benefits without terminating their employment or waiting for the Spin-Off Plan termination. As a result of the amendment, the number of employees accruing further benefits under the defined benefit pension plan has been reduced to approximately 40 from 175.

We expect to recognize total expense for the Spin-Off Plan of approximately $4.1 million during 2006. We expect to recognize $464,000 of FAS 87 periodic pension costs during the year for the Spin-Off Plan and have recorded a $239,000 settlement loss during the three months ended March 31, 2006. We expect the costs to be incurred upon termination of the plan, net of any settlement costs incurred during the second and third quarters of 2006, to be $3.4 million.

We also expect that additional funding of approximately $6.5 million will be required upon the termination of the Spin-Off Plan. The amount of the additional expense and the amount of the additional funding required upon termination are subject to change based upon changes in interest rates, return on plan assets, the timing of the termination and any distributions to participants prior to termination.

We estimate that the projected benefit obligation as of January 1, 2006 for participants that will remain in our defined benefit pension plan subsequent to the termination of the Spin-Off Plan is approximately $12.6 million as compared to the projected benefit obligation for all plan participants of $25.9 million as of January 1, 2006. We estimate that the pension amendments will result in a reduction in annual pension expense from $1.8 million in 2005, exclusive of the pension settlement charges, to approximately $800,000 annually after the spin-off is completed.

On December 11, 2005, the Company entered into an agreement to purchase the Montezuma Mutual Telephone Company (“Montezuma Telephone”) for a total purchase price of $10.5 million, subject to certain adjustments. Montezuma Telephone provides telecommunications services to 2,200 access lines, cable television service to approximately 1,300 subscribers and Internet access service to more than 900 subscribers, primarily in Montezuma, Iowa. We expect this transaction to be completed in 2006.

During the first quarter of 2006, we received the required regulatory approval for the sale of three exchanges representing approximately 500 access lines. We closed the transaction on April 28, 2006 and received net proceeds of approximately $4.8 million. During April of 2006 we received the final regulatory approval for the sale of four additional exchanges representing approximately 2,000 access lines. We expect the transaction to close during 2006 and that we will receive net proceeds of approximately $8.4 million.

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

We have historically funded our operations and capital expenditure requirements primarily with cash from operations and our revolving line of credit. The following table summarizes our short-term liquidity and Adjusted Total Debt, as defined in our credit agreement, as of December 31, 2005 and March 31, 2006:

	As of
	December 31, 2005	March 31, 2006
	(in thousands)
Short-Term Liquidity:
Current assets	$50,027	$30,754
Current liabilities	(86,300)	(57,707)

Net working capital	$(36,273)	$(26,953)

Cash and cash equivalents	$26,782	$5,007
Available on revolving credit facility	$60,000	$84,000

Adjusted Total Debt:
Long – term debt	$477,778	$477,778
Revolving credit facility	40,000	16,000

Total debt	517,778	493,778
Minus:
RTFC Capital Certificates	(7,778)	(7,778)
Cash and cash equivalents	(26,782)	(5,007)

Adjusted Total Debt	$(483,218)	$(480,993)

The increase in net working capital from December 31, 2005 to March 31, 2006 is primarily due to the cash flow from operations. The reductions in current assets and current liabilities are primarily due to the use of cash and cash equivalents to reduce the balance outstanding on the revolving credit facility.

The following table summarizes our sources and uses of cash for the three months ended March 31, 2005 and 2006.

	For the three months ended March 31,
Description	2005	2006
	(in thousands)
Net Cash Provided (Used)
Operating activities	$19,771	$19,565
Investing activities	$(5,630)	$(5,017)
Financing activities	$(12,908)	$(36,323)

Cash Provided by Operating Activities

For the three months ended March 31, 2005, and 2006, cash provided by operating activities was $19.8 million and $19.6 million, respectively.

Cash (Provided by) Used in Investing Activities

The table below sets forth the components of cash (provided by) used in investing activities for the three months ended March 31, 2005 and 2006:

	For the three months ended March 31,
	2005	2006
	(in thousands)
Network and support assets	$5,265	$4,448
Other	365	664

Total capital expenditures	5,630	5,112
Business acquisitions (dispositions)	—	(95)

Total	$5,630	$5,017

Pursuant to the terms of an April 2004 Iowa Utilities Board rate proceeding settlement, we are obligated to invest substantially all additional revenues generated by the new rates, except for revenues resulting from inflation adjustments, on capital improvements identified in the network improvement plan, in addition to our baseline level of network capital expenditure. This investment is in addition to our baseline level of network capital expenditures, which is assumed to be $16 million per year. Capital investment in our network improvement plan (including related expenses) was $17.3 million in 2004 and $13.3 million in 2005. We expect to invest approximately $10.7 million in 2006 and $5.0 to $7.0 million (dependent on access lines) above the baseline in each subsequent year until we have expended $110.0 million, have completed all projects described in the network improvement plan, or until all of our retail local service rates are deregulated. After we have spent $38.9 million of cumulative capital expenditures in excess of our baseline level, the capital spending commitment will increase or decrease consistent with access line changes. Our network improvement plan for 2005 - 2007 was approved by the Iowa Utilities Board in January 2005. We expect to invest in our network in a variety of ways, including: network technology upgrades in the form of switch upgrades and replacements and the installation of fiber cable; the further deployment of DSL capacity throughout our service area; and upgrades in our central offices.

We expect that total capital expenditures, including those pursuant to the settlement agreement, will be approximately $28.0 million to $30.0 million in fiscal 2006. We expect to fund all of these capital expenditures through cash generated by our operations. Our capital expenditures can fluctuate from quarter to quarter, and are impacted to some extent by factors beyond our control, such as customer demand, the level of construction activity in our region, and weather.

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

On September 23, 2005, the FCC released an order determining that facilities-based broadband providers and providers of interconnected voice over Internet Protocol (VoIP) services must be prepared to accommodate law enforcement wiretaps pursuant to the Communications Assistance with Law Enforcement Act (CALEA) by May 12, 2007. This order is currently under appeal by a variety of organizations and entities. On May 3, 2007, the FCC adopted a follow-up order, which has yet to be released, that reiterates and expands on its earlier conclusions. At this time, we cannot predict the specific nature of any new broadband and VoIP-related CALEA obligations that may ultimately become and remain applicable to us.

Cash Used in Financing Activities

For the three months ended March 31, 2005 and 2006, net cash used in financing activities was $12.9 million and $36.3 million, respectively. The increase in cash used in the 2006 period as compared to 2005 was primarily attributable to the use of cash to reduce the balance outstanding on the revolving credit facility.

Long-Term Debt and Revolving Credit Facilities

Credit Facilities

As a part of our initial public offering and the related debt refinancing, we entered into an Amended and Restated Credit Agreement with the Rural Telephone Finance Cooperative, as administrative agent, and a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities, and simultaneously retired the previously outstanding senior credit facility with the Rural Telephone Finance Cooperative. In August 2005, we entered into amendments to the credit agreement that reduced the applicable interest rates and clarified certain definitions. As of March 31, 2006, we had outstanding $477.8 million of senior debt under the new term facilities, and had $16.0 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of March 31, 2006, $16.0 million was outstanding on the revolving credit facility and $84.0 million was available. Borrowings under the new revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of March 31, 2006, we had $16.0 million outstanding under LIBOR elections at an average all-in rate of 6.9%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder or (b) a base rate election plus an applicable rate adder. On August 26, 2005, the Company entered into Amendment No. 1 to the credit facilities. Amendment No. 1 reduced the applicable rate adder for Term Loan B (i) from 1.00% to 0.75% per annum for the base rate, and (ii) from 2.00% to

1.75% per annum for the LIBOR rate. As of March 31, 2006, $350 million was based upon a LIBOR election effective through June 30, 2006, at an all-in rate of 6.73%. We have entered into interest rate swap agreements to fix the rate on $350 million of Term Loan B as more fully described below. As of March 31, 2006, the interest rate on the remaining $50 million was based upon a LIBOR election effective through June 12, 2006 at an all-in rate of 6.4%.

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

The credit facilities are secured by substantially all of our tangible and intangible assets, properties and revenues as well as those of all of our subsidiaries. The credit facilities are guaranteed by all of our subsidiaries.

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of March 31, 2006, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs. However, for the Term Loan B, a pre-payment penalty of 1.0% of the principal amount is due if the Term Loan B is repaid on or prior to August 27, 2006 by the proceeds of a similar refinancing, as defined.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of March 31, 2006.

Interest Rate Swaps

On August 26, 2005, we amended the swap arrangements that were originally entered into on November 4, 2004. The amended swap arrangements effectively fixed the interest rate we will pay on $350 million of our indebtedness under Term Loan B. The purpose of the swap agreements was to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. As a result of these arrangements, the effective all-in interest rate on $350.0 million of indebtedness under Term Loan B for the period beginning August 31, 2005 and ending November 23, 2011 will be 5.865%.

Obligations and Commitments

Our ongoing capital commitments include capital expenditures and debt service requirements. For the three months ended March 31, 2006 capital expenditures were $5.1 million; see “—Liquidity and Capital Resources—Cash (Provided by) Used in Investing Activities.”

The following table sets forth our contractual obligations as of March 31, 2006, together with cash payments due in each period indicated.

	Payments Due by Period
Obligation	Total	Apr. –Dec. 2006	2007-2008	2009-2010	2011 and after
	(dollars in thousands)
Long-Term Debt:
Senior debt payments	$477,778	$—	$—	$—	$477,778
Revolving credit facility	16,000	—	—	—	16,000
Interest Payments (1)	124,657	19,632	45,609	41,055	18,361
Operating Lease Payments	510	221	229	58	2
Acquisition of Montezuma Telephone (2)	10,475	10,475	—	—	—

Total Contractual Obligations (3)	$629,420	$30,328	$45,838	$41,113	$512,141

(1)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.
(2)	On December 11, 2005, the Company entered into an agreement to purchase the assets of Montezuma Mutual Telephone Company for a purchase price of $10.5 million, subject to certain adjustments.
(3)	Excludes pension settlement payment expected to occur during 2006 or 2007 as described under “Liquidity and Capital Resources”.

As of March 31, 2006, no letters of credit were outstanding.

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

Income Taxes. Management calculates the income tax provision, current and deferred income taxes, along with the valuation allowance based upon various complex estimates and interpretations of income tax laws and regulations. Deferred tax assets are reduced by a valuation allowance to the extent that it is more likely than not they will not be realized. The Company recognized no income tax expense or benefit during the three month periods ended March 31, 2006 and 2005 because all of the net deferred tax assets and liabilities, other than AMT tax credit carryforwards that have no expiration date, continue to be fully reserved for by a valuation allowance or the net tax effect is recorded as a component of other comprehensive income for those deferred liabilities associated with the unrealized gain on the interest rate swaps. To the extent we continue to generate taxable income and it is determined that the valuation allowance is no longer required, the tax benefit for the remaining deferred tax assets will be recognized of that time.

At March 31, 2006, our unused tax net operating loss carryforward was $207 million, and will expire between 2020 and 2024. The amount of net operating loss allowable to offset income after a change in ownership is limited under Internal Revenue Code (“IRC”) Section 382. However, IRC Section 338 may allow for an increase in this allowance for the periods ending in 2006 through 2009. IRC Section 382 will continue to apply after 2009. Furthermore, we expect that we will continue to be able to take deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $40 million annually through 2014.

Employee-Related Benefits. We incur certain employee-related benefits associated with pensions and other postretirement health care benefits (“OPEB”). We use third party specialists to assist management in appropriately measuring the expenses associated with these employee-related benefits. In order to measure the expense associated with these employee-related benefits, management must make a variety of estimates, including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates and anticipated healthcare costs. The estimates used by management are based on our historical experience, as well as current facts and circumstances. Different estimates could result in our recognizing different amounts of expense over different time periods. We evaluate our critical assumptions at least annually, and selected assumptions are based on the following factors:

•	The discount rate is based on a hypothetical portfolio of high quality bonds with cash flows matching our expected benefit payments;

•	The expected return on plan assets is based on our asset allocation mix and our historical return, taking into consideration current and expected market conditions; and

•	The healthcare costs trend rate is based on historical rates of inflation and expected market conditions.

The following table presents the key assumptions used to measure pension and OPEB expense for 2006 and the estimated impact on the continuing pension plan and OPEB expense relative to a change in those assumptions:

	Pension	OPEB
Assumptions

Discount rate	5.50%	5.25%
Expected return on plan assets	7.00%	NA
Healthcare costs trend rate
Current	NA	9.50%
Level in 2011	NA	7.00%

	Increase in expense for the three months ended March 31, 2006
	Pension	OPEB
	(in thousands)
Sensitivities

0.25% decrease in discount rate	$16	$2
0.25% decrease in expected return on plan assets	3	NA
1% increase in healthcare costs trend rate	NA	144

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that deferred the effective date for adoption to the first fiscal year beginning after June 15,

2005. Previously the Company had accounted for stock-based compensation under the fair value recognition provisions of SFAS 123. Adoption of this standard on January 1, 2006 did not have a material effect on the Company’s financial position, results of operations or cash flows because all of our outstanding stock options were fully vested at the date of issuance of SFAS 123(R). Additional grants of stock based awards under the 2005 Incentive Plan or modifications to outstanding stock options after the effective date of the standard may result in additional compensation expense pursuant to the provisions of SFAS 123(R).

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

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to $50.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $16.0 million of borrowings drawn under the revolving credit facility at March 31, 2006. With respect to our $77.8 million of borrowings under Terms Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from November 2007 through maturity in November 2011. A one percent change in the underlying interest rates for the variable rate debt that was outstanding on March 31, 2006 would have an impact of approximately $660,000 per year on our interest expense while our fixed rates and swaps are in place.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2006 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently, and from time to time, are involved in litigation and regulatory proceedings incidental to the conduct of our business. We are not a party to any lawsuits or proceedings that, in the opinion of our management, are likely to have a material adverse effect on us.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently know to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2006	/s/ Alan L. Wells
Alan L. Wells
President, Chief Executive Officer and Chairman of the Board

May 8, 2006	/s/ Craig A. Knock
Craig A. Knock
Vice President,
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

IOWA TELECOMMUNICATIONS SERVICES, INC.

FORM 10-Q FOR QUARTER ENDED March 31, 2006

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