Form 10-Q
period 2006-06-30
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2006-08-04
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of July 31, 2006 was 31,544,656.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands, Except Share Data)

	December 31, 2005	June 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,782	$5,519
Accounts receivable, net	18,121	17,423
Inventories	2,722	3,638
Prepayments and other current assets	2,402	2,708

Total Current Assets	50,027	29,288

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	504,662	509,266
Accumulated depreciation	(189,163)	(204,493)

Net Property, Plant and Equipment	315,499	304,773

GOODWILL	460,113	458,034
INTANGIBLE ASSETS AND OTHER, net	23,993	33,684
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	14,890	13,422

Total Assets	$864,522	$839,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$40,000	$3,000
Accounts payable	10,416	8,618
Advanced billings and customer deposits	6,042	6,998
Accrued and other current liabilities	29,842	28,899

Total Current Liabilities	86,300	47,515
LONG-TERM DEBT	477,778	477,778
DEFERRED TAX LIABILITIES	—	9,182
OTHER LONG-TERM LIABILITIES	19,913	20,805

Total Liabilities	583,991	555,280
COMMITMENTS AND CONTINGENCIES (Note 8)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,065,963 and 31,177,356 issued and outstanding, respectively	311	312
Additional paid-in capital	317,877	319,705
Retained deficit	(42,874)	(45,823)
Accumulated other comprehensive income	5,217	9,727

Total Stockholders’ Equity	280,531	283,921

Total Liabilities and Stockholders’ Equity	$864,522	$839,201

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
REVENUES AND SALES:
Local services	$19,021	$19,437	$37,828	$38,492
Network access services	25,365	23,671	50,867	48,419
Toll services	5,986	5,483	11,975	11,002
Other services and sales	7,665	8,581	14,868	16,698

Total Revenues and Sales	58,037	57,172	115,538	114,611

OPERATING COSTS AND EXPENSES:
Cost of services and sales (exclusive of items shown separately below)	15,909	15,849	31,442	31,397
Selling, general and administrative	8,808	8,512	18,926	19,033
Depreciation and amortization	12,346	11,889	24,689	23,568

Total Operating Costs and Expenses	37,063	36,250	75,057	73,998

OPERATING INCOME	20,974	20,922	40,481	40,613

OTHER INCOME (EXPENSE):
Interest and dividend income	133	167	292	368
Interest expense	(7,706)	(7,784)	(15,449)	(15,608)
Other, net	(67)	(52)	(146)	(102)

Total Other Expense, net	(7,640)	(7,669)	(15,303)	(15,342)

EARNINGS BEFORE INCOME TAXES	13,334	13,253	25,178	25,271
INCOME TAX EXPENSE	—	2,757	—	2,757

INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$13,334	$10,496	$25,178	$22,514

EARNINGS PER SHARE:
BASIC - Earnings Per Share	$0.43	$0.34	$0.82	$0.72

BASIC - Weighted Average Number of Shares Outstanding	30,879	31,168	30,872	31,127

DILUTED - Earnings Per Share	$0.42	$0.33	$0.80	$0.70

DILUTED - Weighted Average Number of Shares Outstanding	31,598	32,063	31,596	32,007

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended June 30, 2005 and 2006
	Common Shares	Common Stock	Additional Paid- In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
Balance, March 31, 2005	30,864,195	$309	$314,988	$(39,553)	$7,600	$283,344
Comprehensive income (loss):
Net Income	—	—	—	13,334	—	13,334
Unrealized gains (losses) on derivatives					(5,539)	(5,539)

Total comprehensive income	—	—	—	13,334	(5,539)	7,795
Compensation from compensatory stock plans	—	—	361	—	—	361
Exercise of employee stock options	50,821	—	384	—	—	384
Dividends declared ($0.405 per share)	—	—	—	(12,521)	—	(12,521)

Balance, June 30, 2005	30,915,016	$309	$315,733	$(38,740)	$2,061	$279,363

Balance, March 31, 2006	31,124,356	$311	$318,802	$(43,560)	$4,622	$280,175
Comprehensive income (loss):
Net Income	—	—	—	10,496	—	10,496
Unrealized earnings on derivatives, net of tax effect	—	—	—	—	2,702	2,702
Minimum pension liability adjustment, net of tax effect	—	—	—	—	2,403	2,403

Total comprehensive income	—	—	—	10,496	5,105	15,601
Compensation from compensatory stock plans		—	597	—	—	597
Exercise of employee stock options	53,000	1	306	—	—	307
Dividends declared ($0.405 per share)	—	—	—	(12,759)	—	(12,759)

Balance, June 30, 2006	31,177,356	$312	$319,705	$(45,823)	$9,727	$283,921

	Six Months Ended June 30, 2005 and 2006
	Common Shares	Common Stock	Additional Paid- In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2004	30,864,195	$309	$314,634	$(38,897)	$(84)	$275,962
Comprehensive income (loss):
Net Income	—	—	—	25,178	—	25,178
Unrealized earnings on derivatives	—	—	—	—	2,145	2,145

Total comprehensive income	—	—	—	25,178	2,145	27,323
Compensation from compensatory stock plans	—	—	715	—	—	715
Exercise of employee stock options	50,821	—	384	—	—	384
Dividends declared ($0.81 per share)	—	—	—	(25,021)	—	(25,021)

Balance, June 30, 2005	30,915,016	$309	$315,733	$(38,740)	$2,061	$279,363

Balance, December 31, 2005	31,065,963	$311	$317,877	$(42,874)	$5,217	$280,531
Comprehensive income (loss):
Net Income	—	—	—	22,514	—	22,514
Unrealized earnings on derivatives, net of tax effect	—	—	—	—	2,107	2,107
Minimum pension liability adjustment, net of tax effect	—	—	—	—	2,403	2,403

Total comprehensive income	—	—	—	22,514	4,510	27,024
Compensation from compensatory stock plans	779	—	1,165	—	—	1,165
Exercise of employee stock options	110,614	1	663	—	—	664
Dividends declared ($0.81 per share)	—	—	—	(25,463)	—	(25,463)

Balance, June 30, 2006	31,177,356	$312	$319,705	$(45,823)	$9,727	$283,921

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,178	$22,514
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	23,501	22,425
Amortization of intangible assets	1,188	1,143
Gain from sale of exchanges	—	(1,292)
Deferred income taxes	—	2,413
Non-cash stock based compensation expense	715	1,165
Changes in operating assets and liabilities:
Receivables	(1,119)	698
Inventories	(1,144)	(916)
Accounts payable	(5,215)	(1,798)
Other assets and liabilities	2,810	2,558

Net Cash Provided by Operating activities	45,914	48,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,668)	(13,373)
Business acquisitions	(85)	—
Proceeds from sale of exchanges	—	4,920

Net Cash Used in Investing Activities	(13,753)	(8,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	(14,007)	(37,000)
Proceeds from exercise of stock options	384	664
Dividends paid	(17,901)	(25,384)

Net Cash Used in Financing Activities	(31,524)	(61,720)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$637	$(21,263)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,874	26,782

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,511	$5,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,832	$15,482

Cash paid for income taxes	$—	$172

SUPPLEMENTAL NON-CASH ACTIVITIES:

Dividends on Common Stock of $12,521 were declared on June 15, 2005 for shareholders of record as of June 30, 2005 and the dividends were paid on July 15, 2005.

Dividends on Common Stock of $12,759 were declared on June 15, 2006 for shareholders of record as of June 30, 2006 and the dividends were paid on July 17, 2006.

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Iowa Telecommunications Services, Inc. and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2005, that are included in the Company’s most recently filed annual report on Form 10-K.

2. EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of unvested compensatory shares. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(in thousands, except per share amounts)
Net Income	$13,334	$10,496	$25,178	$22,514

Weighted average shares outstanding – basic	30,879	31,168	30,872	31,127

Diluted shares outstanding:
Weighted average shares outstanding	30,879	31,168	30,872	31,127
Add shares issuable upon exercise of stock options, net	719	603	724	613
Add unvested compensatory stock shares	—	292	—	267

Weighted average number of shares outstanding – diluted	31,598	32,063	31,596	32,007

Earnings Per Share:
Basic	$0.43	$0.34	$0.82	$0.72
Diluted	$0.42	$0.33	$0.80	$0.70

As of June 30, 2006 and June 30, 2005, total options outstanding were 884,893 and 1,145,098, respectively.

3. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan that covers many former GTE Midwest Incorporated (“GTE”) employees and most union employees. The provisions of the Plan were assumed by the Company in connection with the GTE acquisition in 2000. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum benefits, and various annuity options. There were no contributions to the plan made during the second quarter of 2006.

Components of benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(dollars in thousands)
Pension Benefit Cost:
Service cost	$197	$58	$464	$116
Interest cost	378	327	762	654
Expected return on plan assets	(256)	(178)	(518)	(356)
Amortization of unrecognized actuarial loss	147	124	244	248

Net periodic benefit cost	466	331	952	662
Settlement cost	—	81	—	320

Net periodic benefit cost, with adjustments	$466	$412	$952	$982

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

We expect to recognize total expense for the Spin-Off Plan of approximately $3.5 million during 2006. We expect to recognize $464,000 of FAS 87 periodic pension cost during the year for the Spin-Off Plan and have recorded an $81,000 settlement loss during the three months ended June 30, 2006 and a $320,000 settlement loss during the six months ended June 30, 2006. We expect the Spin-Off Plan will be terminated in the fourth quarter of 2006, and expect the expense to be incurred upon termination of the Spin-Off Plan, net of any settlement costs incurred during the third quarter of 2006, to be approximately $2.7 million.

We also expect that additional funding of approximately $5.9 million will be required upon the termination of the Spin-Off Plan. The amount of the additional expense and funding required upon termination are subject to change based upon changes in interest rates, returns on plan assets, the timing of the termination, and distributions to participants prior to termination.

Postretirement Benefits

The Company assumed a postretirement benefit obligation plan for employees who qualified for these benefits at the date of the GTE acquisition in 2000. This plan provides for certain medical and life insurance benefits to select employees who satisfy the requirements for an early or normal pension under the defined benefit pension plan.

Components of postretirement benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(dollars in thousands)
Postretirement Benefit Cost:
Service cost	$45	$46	$91	$92
Interest cost	134	128	268	256
Amortization of unrecognized net actuarial loss	49	35	98	70
Amortization of unrecognized prior service cost	(38)	(39)	(77)	(78)

Net periodic benefit cost	$190	$170	$380	$340

4. LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES

Credit Facilities

As a part of our initial public offering and the related debt refinancing in 2004, we entered into an Amended and Restated Credit Agreement with the Rural Telephone Finance Cooperative, as administrative agent, and a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities, and simultaneously retired the previously outstanding senior credit facility with the Rural Telephone Finance Cooperative. In August 2005, we entered into amendments to the credit agreement that reduced the applicable interest rates and clarified certain definitions. As of June 30, 2006, we had outstanding $477.8 million of senior debt under the term facilities, and had $3.0 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of June 30, 2006, $3.0 million was outstanding on the revolving credit facility and $97.0 million was available. Borrowings under the revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of June 30, 2006, we had $3.0 million outstanding under LIBOR elections at an average all-in rate of 7.35%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder or (b) a base rate election plus an applicable rate adder. On August 26, 2005, the Company entered into Amendment No. 1 to the credit facilities. Amendment No. 1 reduced the applicable rate adder for Term Loan B (i) from 1.00% to 0.75% per annum for the base rate, and (ii) from 2.00% to 1.75% per annum for the LIBOR rate. As of June 30, 2006, $350 million was based upon a LIBOR election effective through September 29, 2006, at an all-in rate of 7.25%. We have entered into interest rate swap agreements to fix the rate on $350 million of Term Loan B as more fully described below. As of June 30, 2006, the interest rate on the remaining $50 million was based upon a LIBOR election effective through December 12, 2006 at an all-in rate of 7.15%.

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

As a condition of borrowing under Term Loans C and D, we are required to invest $7.8 million, representing 10% of the total amounts of Term Loans C and D, in Subordinated Capital Certificates (“SCCs”) of the Rural Telephone Finance Cooperative. SCCs are non-interest bearing, but as a member of the Rural Telephone Finance Cooperative, we share proportionately in the institution’s net earnings. The Rural Telephone Finance Cooperative will redeem the SCCs in proportion to our principal repayments on Term Loans C and D.

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of June 30, 2006, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs. However, for the Term Loan B, a pre-payment penalty of 1.0% of the principal amount is due if the Term Loan B is repaid on or prior to August 27, 2006 by the proceeds of a similar refinancing, as defined.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of June 30, 2006.

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

5. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s IPO, 311,026 have been exercised and 884,893 remain outstanding as of June 30, 2006. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

The Company recorded $302,000 and $624,000, respectively, of stock-based compensation expense during the three and six month periods ended June 30, 2006, to reflect the change in the fair value of the options upon the reduction of the exercise price resulting from the declaration of cash dividends. During the three and six month periods ended June 30, 2005 the Company recorded $361,000 and $715,000, respectively, of stock-based compensation expense to reflect the change in the fair value of the options upon the reduction of the exercise price resulting from the declaration of cash dividends.

The fair value of each option grant and subsequent modification is estimated using the Black-Scholes option-pricing model. The table below depicts the weighted-average assumptions used in determining the options’ fair value at the time of the exercise price reductions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Weighted Average Expected Life (in years)	4.4yr	3.3yr	4.5yr	3.3yr
Risk free interest rate	3.66%	5.23%	3.89%	5.01%
Volatility(1)	31%	23%	33%	23%
Dividend yield	0%	0%	0%	0%

(1)	Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate for a pool of similar entities was used.

A summary of the status of options granted under the 2002 Incentive Plan as of June 30, 2005 and 2006, and the changes during the three and six month periods then ended, is presented below:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2006
Fixed Options	Shares	Average Exercise Price per Share	Shares	Average Exercise Price per Share
OUTSTANDING AT MARCH 31,	1,195,919	$7.50	937,893	$5.89
Granted	—	—	—	—
Exercised	(50,821)	7.55	(53,000)	5.76

OUTSTANDING AT JUNE 30,	1,145,098	$7.09	884,893	$5.50

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2006
Fixed Options	Shares	Average Exercise Price per Share	Shares	Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	1,195,919	$7.90	995,507	$6.29
Granted	—	—	—	—
Exercised	(50,821)	7.55	(110,614)	5.99

OUTSTANDING AT JUNE 30,	1,145,098	$7.09	884,893	$5.50

Options exercisable at JUNE 30,	1,145,098	$7.09	884,893	$5.50

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life in Years	Number	Weighted Average Exercise Price per Share
$5.00 - $5.50	734,005	5.8	734,005	$5.36
$5.51 - $6.00	135,693	6.2	135,693	$5.91
$8.00 - $8.50	15,195	7.6	15,195	$8.49

The weighted average exercise price of options exercisable at June 30, 2006 reflects the reductions required by the plan, as a result of the declaration of cash dividends. Pursuant to the 2002 Incentive Plan, all options became fully vested on November 23, 2004 as a result of the change in share ownership resulting from the Company’s initial public offering of common stock.

2005 Stock Incentive Plan

The Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) allows for the issuance of up to an aggregate of 500,000 shares of Restricted or Unrestricted Stock, of which 327,300 shares of Restricted Stock have been awarded to various officers and employees of the Company and 2,135 shares of Unrestricted Stock have been issued to members of the Company’s Board of Directors.

During the three and six month periods ended June 30, 2006, the Company awarded an aggregate 84,800 shares of Restricted Stock to various officers and employees of the Company. These shares had a weighted average grant date fair value of $17.93 per share and vest over four years. There were no awards during the three or six month periods ended June 30, 2005.

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award. The total grant date fair market value of all outstanding restricted stock awards to officers and employees was $6.0 million. The Company recorded $296,000 and $529,000, respectively, of stock-based compensation expense during the three and six month periods ended June 30, 2006. The remaining amount to be charged to expense over the remaining service periods is $5.1 million. The Company also recorded $13,000 of expense during the three and six month periods ended June 30, 2006 related to the unrestricted shares issued to members of its Board of Directors.

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

During the three and six month periods ended June 30, 2006, the fair market value of the swap instrument increased by $4.6 million and $11.3 million, respectively. As the Company measured no ineffectiveness in the hedge, all of the gain is recorded, net of income tax effects, in the Accumulated Other Comprehensive Income section of the Company’s Condensed Consolidated Statement of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

During the three and six month periods ended June 30, 2005, the Company recognized a loss of $5.6 million and a gain of $2.0 million, respectively, resulting from changes in the fair market value of the swap instrument. The portion of the change in fair value attributable to hedge ineffectiveness, which for the three and six months ended June 30, 2005 was $0 and $1,000, respectively, was recorded in the Other Income section of the Company’s Condensed Consolidated Statement of Income. The portion of the change in fair value attributable to hedge effectiveness was recorded in the Accumulated Other Comprehensive Income section of the Company’s Condensed Consolidated Statement of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap was excluded.

The fair value of our interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a nationally recognized financial institution. The fair value of the interest rate swap was $23.4 million as of June 30, 2006 and $3.4 million as of June 30, 2005. The swap was recorded in the Intangible and Other Assets section of our Condensed Consolidated Balance Sheets.

7. INCOME TAXES

At June 30, 2006 the Company had unused tax net operating loss carryforwards of approximately $192 million which expire in 2020 to 2024. For income tax purposes, the amount of net operating loss allowable to offset income after a change in ownership is limited under IRC Section 382. Additionally, IRC Section 338 may allow for an increase in this allowance for tax periods ending in 2005 through 2009. The IRC Section 382 limitation will continue to apply after 2009.

A valuation allowance had been provided at December 31, 2005 and March 31, 2006 for our deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. We believe that based upon the evidence available as of June 30, 2006, the entire deferred tax asset will be utilized. As such, we have determined that no valuation allowance is required for our deferred tax assets and we reversed the remaining valuation allowance during the second quarter of 2006.

Income tax (benefit) expense consists of the following for each of the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(dollars in thousands)
Current Tax Expense:
Federal	$—	$130	$—	$260
State	—	42	—	84

Total	—	172	—	344
Deferred Tax Expense
Federal	4,814	4,328	9,096	8,178
State	866	761	1,637	1,435

Total	5,680	5,089	10,733	9,613
Valuation Allowance Adjustments	(5,680)	(2,504)	(10,733)	(7,200)

Income Tax Expense	$—	$2,757	$—	$2,757

8. COMMITMENTS AND CONTINGENCIES

Commitments – On December 11, 2005, the Company entered into an agreement to purchase the assets of the Montezuma Mutual Telephone Company for a purchase price of $10.5 million, subject to certain adjustments. On July 1, 2006, the purchase was completed for a total purchase price of $11.8 million, inclusive of $1.3 million in cash and working capital, which are subject to certain future adjustments. The purchase includes the acquisition of approximately 2,100 access lines, 1,350 cable television subscribers, and approximately 950 Internet customers.

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

10. NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased, or cancelled after that date. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that deferred the effective date for adoption to the first fiscal year beginning after June 15, 2005. Previously the Company had accounted for stock-based compensation under the fair value recognition provisions of SFAS 123. Adoption of SFAS 123 (R) standard on January 1, 2006 did not have a material effect on the Company’s financial position, results of operations or cash flows because all of our outstanding stock options were fully vested at the date of issuance of SFAS 123(R). Additional grants of stock based awards under the 2005 Incentive Plan or modifications to outstanding stock options after the effective date of the standard may result in additional compensation expense pursuant to the provisions of SFAS 123(R).

11. SALE OF EXCHANGES

We closed on the sale of three exchanges representing approximately 600 access lines on April 28, 2006, and received proceeds of approximately $4.8 million. As part of the transaction we retired net plant of $1.5 million and goodwill and other intangible assets of $2.0 million and recorded a gain of approximately $1.3 million.

12. SUBSEQUENT EVENTS

On July 1, 2006 we completed a long pending sale of four of our incumbent local exchanges to Partner Communications Cooperative, representing approximately 2,000 access lines and received net proceeds of approximately $8.4 million.

On July 1, 2006, we completed the purchase of the Montezuma Mutual Telephone Company (“Montezuma Telephone”) for a total purchase price of $11.8 million, inclusive of $1.3 million in cash and working capital, which are subject to certain future adjustments. Montezuma Telephone provides telecommunications services to 2,100 access lines, cable television service to approximately 1,350 subscribers and Internet access service to more than 950 subscribers, most of which are located in Montezuma, Iowa.

On August 1, 2006 we completed the purchase of Baker Communications, Inc. (“Baker”), for $8.25 million in cash. Baker designs, develops, and provides ongoing support of technology solutions for clients. Areas of specialization include enterprise voice solutions, IP communications and data networking. Baker is headquartered in Des Moines, Iowa with additional offices in Cedar Rapids, Iowa and Omaha, Nebraska.

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

Overview

General

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa, serving over 435 communities across the state. We are the second-largest local exchange carrier in Iowa. Iowa Telecom currently operates 288 telephone exchanges as the incumbent or “historical” local exchange carrier and is the sole telecommunications company providing wireline services in approximately 87% of those exchanges. Together with our competitive local exchange carrier subsidiaries, we provide services to approximately 254,800 access lines in Iowa.

Our core businesses are the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 76% of our total revenues in the first six months of 2006, we provide long distance service, dial-up and DSL Internet access and other communications services. As part of our strategy of pursuing low-cost growth beyond our current service area, we compete for customers in adjacent markets in Iowa through our competitive local exchange carrier subsidiaries, Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Together, ITC and IT Communications are referred to as the “CLEC” or our “CLEC Operations”.

Factors Affecting Our Operating Performance

We believe that a number of industry and Company-specific factors have affected and will continue to affect our results of operations. These factors include the following:

•	the effect on our revenues of declining numbers of access lines resulting from competition and other factors and our strategic response to this trend, which includes efforts to introduce enhanced local services and additional services like dial-up and DSL Internet access and long distance service and to cross-sell these services to our subscriber base;

•	the effect on our revenues of our rate and pricing structure, including recent and potential future changes in rate regulation at the state and federal levels;

•	the continuing effects of the implementation of 2004 and 2005 Iowa Utilities Board orders deregulating retail local service rates in 28 exchanges and the statewide election we made effective July 1, 2005;

•	our ability to control our variable operating expenses, such as sales and marketing expense; and

•	the development of our competitive local exchange carrier strategy.

Access Line Trends

The number of access lines served is a factor that can affect a telecommunications provider’s revenues. Consistent with a general trend in the rural local exchange carrier industry in the past few years, the number of access lines we serve as an incumbent local exchange carrier has been gradually decreasing. We expect that this trend will continue. Because substantially all of our revenues result from our relationships with customers who utilize our access lines and the level of activity recorded on those lines, the access line trend has an adverse impact on our revenues. Our response to this trend will have an important impact on our future revenues. Our primary strategy to respond to this trend is to leverage our strong incumbent market position to increase our revenue per access line by selling additional services to our customer base and to promote our DSL Internet access service offering, which is often used in lieu of additional access lines devoted to Internet usage. In addition, we expect to add new access lines as we pursue expansion of our service area through our competitive local exchange carrier subsidiaries and, potentially, through selected acquisitions of other telecommunications companies or lines from other telecommunications companies. However, we believe that the number of access lines served is not the sole meaningful indicator of our operating prospects and that, given our relatively stable subscriber base and ability to offer additional services, average revenue per access line is also a meaningful indicator for us.

The table below indicates the total number of access lines we serve, the number of customers subscribing to the indicated types of service, and average revenue per access line, as of the dates and for the periods shown:

	As of June 30,
	2005	2006
Incumbent local exchange access lines(1)	246,200	232,800
Competitive local exchange carrier access lines(2)	19,200	22,000

Total access lines	265,400	254,800

Long distance subscribers	141,200	145,000
Dial-up Internet subscribers	47,200	37,400
DSL subscribers	22,600	38,600
Average monthly revenue per access line for the three months ended June 30,(3)	$72.76	$74.37

Average monthly revenue per access line for the six months ended June 30,(3)	$72.34	$74.40

(1)	Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 4,100 wholesale lines subscribed at June 30, 2005 and 3,200 at June 30, 2006.
(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiaries.
(3)	Average monthly revenue per access line is computed by dividing the total revenue for the period by the average of the access lines at the beginning and at the end of the period.

We intend to continue our strategy of increasing revenues by cross-selling services to our existing customer base, in the form of both bundled service packages and individual additional services. Between June 30, 2005 and June 30, 2006, total long distance service subscribers increased by 3,800, total DSL Internet access service subscribers increased by 16,000, and total dial-up Internet access service subscribers decreased by 9,800, with much of the decrease in total dial-up subscribers being a reflection of customer migration from dial-up to DSL service. Thus, while our total access line count fell by 4.0% from June 30, 2005 to June 30, 2006, inclusive of exchange sales described below, average revenue per access line for the period grew by 2.2%. We believe the primary contributors to our ability to maintain our revenue stream during a time of decreasing access lines have been our success at selling additional services and our ability to increase our pricing.

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

Competition. Competitive local exchange carriers are offering service or are in the process of beginning to offer service in approximately 40 of the 419 incumbent local exchange communities that we serve. Of these communities, 25 were subject to competition at the time of the acquisition of the Iowa property from GTE in 2000. We believe that most of these competitive local exchange carrier market entries and subsequent line losses were related to customer dissatisfaction with the previous provider’s service. Since 2001, we believe we have slowed significantly the loss of customers to competitive local exchange carriers by providing additional service offerings, focusing our marketing efforts and implementing competitive pricing.

In addition, we have experienced and expect to continue experiencing some line losses due to competition from wireless providers, but cannot precisely quantify the effect of this competition on us. We are responding proactively to wireless competition by offering bundled service packages that include blocks of long distance minutes. These packages are designed to meet the demand of our customers who wish to purchase both local and long distance services in a package, as is typically offered by wireless providers.

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

Service-by-service retail local exchange service deregulation became effective on July 1, 2005, pursuant to our election to deregulate our rates for all retail local exchange services except for single line flat-rated business and residential service and extended area service (“EAS”) in accordance with legislation enacted by the Iowa General Assembly in March 2005. Under this law and our subsequent election, single line flat-rated business and residential service and EAS will also be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. This legislation also provides us the opportunity to increase rates for services that remain price regulated, as discussed in more detail below. We believe that the gradual deregulation of our business, on an exchange-by-exchange, as well as on a service-by-service basis, will enable us to better respond to competitive offerings by other providers.

We believe Mediacom’s telephony affiliate, MCC Telephony of Iowa, Inc. (“MCC”) still intends to offer voice services in certain of our communities through a business arrangement with Sprint Communications L.P. (“Sprint”) pursuant to an interconnection agreement approved by the Iowa Utilities Board on April 24, 2006. On June 23, 2006 we filed a complaint against the Iowa Utilities Board and Sprint in the U.S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into the agreement with Sprint and asking the court to invalidate the agreement. Despite filing our complaint, we continued to negotiate with Sprint to resolve issues relating to interpretation and implementation of the interconnection agreement until approximately July 24, 2006, when Sprint and MCC jointly filed a complaint with the Iowa Utilities Board asking that Sprint’s interpretation of the interconnection agreement be enforced. We objected to Sprint’s and MCC’s request in an answer filed on August 3, 2006. On August 1, 2006, MCC filed a complaint in the Iowa District Court for Polk County alleging that Iowa Telecom’s refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The complaint seeks unspecified damages and costs and additional relief as warranted. How and when the issues regarding interpretation and implementation of the interconnection agreement are ultimately resolved is uncertain, as is the ultimate outcome the federal and state litigation.

Exchange Sales. We have agreed to exchange sale transactions in cases where we believe the sale price makes the disposal economically compelling. In February 2006, we completed the sale of one exchange with less than 20 access lines. During the first quarter of 2006, we received the final required regulatory approval for another transaction, representing three exchanges with approximately 600 lines. We closed the transaction on April 28, 2006 and received net proceeds of approximately $4.8 million. During the second quarter of 2006, we received the final required regulatory approval for the remaining exchange sale, which represents four exchanges and approximately 2,000 access lines. We closed this transaction on July 1, 2006 and received net proceeds of approximately $8.4 million.

Ancillary Effects of our Data Businesses. Part of our decreasing line count has been an ancillary effect of our strategic focus on growing our dial-up and DSL Internet access service business. As our Internet service provider business expanded, some competitors have cancelled their connections to our network. These connections had historically been counted as access lines. Moreover, as we increase DSL Internet access service penetration, customer demand for second lines for dial-up Internet access service decreases accordingly because DSL Internet access service obviates the need for a second line dedicated to Internet usage. We believe that the revenue generated by our dial-up and DSL Internet access services outweighs the effect of these types of access line losses.

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

Deregulation of Retail Local Service Rates

We offer a variety of bundled packages on a deregulated basis, particularly in our competitive markets. In addition, we have also exercised our ability to modify prices on single line flat-rated residential and business services in the exchanges in which such offerings are deregulated. The ability to offer these services on a deregulated basis provides us with the flexibility to more quickly respond to new competition and enhances our ability to regain market share in previously competitive exchanges. In addition, it allows us flexibility to create bundled packages that can more effectively compete against wireless and other competitors.

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

As of June 30, 2006, our CLEC Operations served 22,000 access lines. Our CLEC Operations accounted for 8.6% of Iowa Telecom’s total access lines as of June 30, 2006. Throughout 2006, we plan to maintain this limited investment approach as we continue to grow our competitive local exchange carrier business.

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

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others. In addition, we receive federally administered universal service support, representing approximately 1% of our total revenue in the first six months of 2006, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject in 2000. Switched access charges for services within Iowa are based on rates approved by the Iowa Utilities Board. Switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

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

The following table summarizes our revenues and sales from these sources:

	Six Months Ended June 30,		% of Total Revenues and Sales for the Six Months Ended June 30,
	2005	2006	2005	2006
	(dollars in thousands)
Local services	$37,828	$38,492	33%	34%
Network access services	50,867	48,419	44%	42%
Toll services	11,975	11,002	10%	10%
Other services and sales	14,868	16,698	13%	14%

Total	$115,538	$114,611	100%	100%

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of income for the periods indicated, expressed as a percentage of total revenues and sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Total revenues and sales	100%	100%	100%	100%
Cost of services and sales (excluding expenses listed separately below)	28%	28%	27%	27%
Selling, general and administrative	15%	15%	17%	17%
Depreciation and amortization	21%	21%	21%	21%

Operating income	36%	36%	35%	35%
Total other expenses, net	13%	13%	13%	13%

Income before income taxes	23%	23%	22%	22%
Income taxes	—%	5%	—%	2%

Net income	23%	18%	22%	20%

Three Months Ended June 30, 2006 and 2005

Revenues and Sales

The table below sets forth the components of our revenues and sales for the three months ended June 30, 2006 compared to the same period in 2005:

	Three Months Ended June 30,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Revenues and Sales
Local services	$19,021	$19,437	$416	2.2%
Network access services	25,365	23,671	(1,694)	-6.7%
Toll services	5,986	5,483	(503)	-8.4%
Other services and sales	7,665	8,581	916	12.0%

Total revenues and sales	$58,037	$57,172	$(865)	-1.5%

Local Services. Local services revenues increased $416,000, or 2.2%, for the three months ended June 30, 2006 as compared to 2005. The increase is primarily attributable to higher revenue from enhanced local services which increased by $248,000 due to growth of our bundled product offerings. Local rate increases also helped to offset the impact of access line erosion. From June 30, 2005 to June 30, 2006, total access lines decreased by 10,600 including the loss of 13,400 incumbent local exchange carrier lines and an increase in lines served by our competitive local exchange carriers of 2,800.

Network Access Services. Our network access services revenues decreased $1.7 million, or 6.7%, for the three months ended June 30, 2006 as compared to the same period in 2005. Revenues from switched access services decreased approximately $1.7 million. The decrease is due to a decrease in access lines, a decrease in access minutes per line and a slight decrease in the average revenue per minute of use. We believe the decrease in the access minutes per line and the decrease in the average revenue per minute of use are due to a larger shift to cellular usage. We are compensated at a slightly lower rate per minute for terminating cellular traffic. Universal Service Fund revenues decreased by $143,000, as a result of a rate change in July 2005. These reductions were partially offset by a $399,000 increase in revenue from special access services.

Toll Services. Our toll services revenues decreased by $503,000, or 8.4%, for the three months ended June 30, 2006 as compared to the same period in 2005. The number of long distance customers increased by approximately 3,800, or 2.7%. However, this increase was offset by a decrease in average minutes of use per customer and average revenue per minute.

Other Services and Sales. Other services and sales revenues increased by $916,000, or 12.0%, for the three months ended June 30, 2006 as compared to the same period in 2005. The revenue increase was primarily due to growth in the number of DSL Internet customers. DSL Internet access service revenues increased $1.4 million, or 53.4%, due primarily to customer growth. This increase was partially offset by decreases in dial-up Internet revenue of $508,000. We believe the decline in dial-up Internet access service customers is generally the result of customer migration to broadband products such as our DSL service.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the three months ended June 30, 2006 compared to the same period in 2005:

	Three Months Ended June 30,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$15,909	$15,849	$(60)	-0.4%
Selling, general and administrative	8,808	8,512	(296)	-3.4%
Depreciation and amortization	12,346	11,889	(457)	-3.7%

Total operating costs and expenses	$37,063	$36,250	$(813)	-2.2%

Cost of Services and Sales. Cost of services and sales decreased $60,000, or 0.4%, for the three months ended June 30, 2006 as compared to the same period in 2005.

Selling, General and Administrative Costs. Selling, general and administrative costs decreased $296,000, or 3.4%, for the three months ended June 30, 2006 as compared to the same period in 2005. The second quarter of 2005 included a $2.0 million benefit resulting from past access disputes with other carriers. The 2006 period included a $1.3 million gain on the sale of three exchanges during the period. The 2006 period also included a pension settlement charge of approximately $81,000 for distributions during the period related to amendments to the pension plan during the second quarter of 2005. The amendments to the plan will reduce our future pension obligations. In addition, non-cash equity-based compensation expense was $236,000 higher than the prior year.

Depreciation and Amortization. Depreciation and amortization decreased $457,000, or 3.7%, for the three months ended June 30, 2006 as compared to the same period in 2005. The decrease is primarily due to the elimination of depreciation expense on certain five-year assets in the later part of 2005. Also contributing to the decrease was the reduction in our composite average depreciation rate as a result of a depreciation study that was completed during the first quarter of 2006. The lower composite average depreciation rate reduced expense during the three months ended June 30, 2006 by approximately $125,000.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the three months ended June 30, 2006 compared to the same period in 2005:

	Three Months Ended June 30,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$133	$167	$34	25.6%
Interest expense	(7,706)	(7,784)	(78)	1.0%
Other, net	(67)	(52)	15	-22.4%

Total other expense	$(7,640)	$(7,669)	$(29)	0.4%

Interest and Dividend Income. Interest and dividend income increased $34,000, or 25.6%, primarily due to higher interest rates received on cash balances.

Interest Expense. Interest expense increased $78,000, or 1.0%, for the three months ended June 30, 2006 as compared to the same period in 2005. Higher interest rates on our variable rate debt and the increase in the rate on our interest rate swap agreement, resulting from the extension of the term in August 2005, were partially offset by a lower average balance on the revolving credit facility.

Other, Net. Other, net was a net expense of $52,000 for the three months ended June 30, 2006 compared to $67,000 in the same period in 2005.

Income Tax Expense. A valuation allowance had been recorded at December 31, 2005 and March 31, 2006 for our deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. We believe that based upon the available evidence as of June 30, 2006, the entire deferred tax asset will be utilized. As such, we have determined that no valuation allowance was required for our deferred tax assets and we reversed the remaining valuation allowance during the second quarter of 2006.

Income tax expense for the three months ended June 30, 2006, before adjustments to the deferred tax valuation allowance was $5.3 million. As a result of reversing the remaining valuation allowance during the three months ended June 30, 2006, the income tax expense was reduced by $2.5 million, resulting in net expense for the period of $2.8 million.

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

Six Months Ended June 30, 2006 and 2005

Revenues and Sales

The table below sets forth the components of our revenues and sales for the six months ended June 30, 2006 compared to the same period in 2005:

	Six Months Ended June 30,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Revenues and Sales
Local services	$37,828	$38,492	$664	1.8%
Network access services	50,867	48,419	(2,448)	-4.8%
Toll services	11,975	11,002	(973)	-8.1%
Other services and sales	14,868	16,698	1,830	12.3%

Total revenues and sales	$115,538	$114,611	$(927)	-0.8%

Local Services. Local services revenues increased $664,000, or 1.8%, for the six months ended June 30, 2006 as compared to 2005. The increase is primarily attributable to higher revenue from enhanced local services which increased by $467,000 due to growth of our bundled product offerings. Local rate increases also helped to offset the impact of access line erosion. From June 30, 2005 to June 30, 2006, total access lines decreased by 10,600 including the loss of 13,400 incumbent local exchange carrier lines and an increase in lines served by our competitive local exchange carriers of 2,800.

Network Access Services. Our network access services revenues decreased $2.4 million, or 4.8%, for the six months ended June 30, 2006 as compared to the same period in 2005. Revenues from switched access services decreased approximately $2.8 million due to decreases in access lines, access minutes per line and in the average revenue per minute of use due to a larger shift to cellular usage. We are compensated at a slightly lower rate per minute for terminating cellular traffic. Universal Service Fund revenues decreased by $314,000, as a result of a rate change in July 2005. These reductions were partially offset by a $913,000 increase in revenue from special access services.

Toll Services. Our toll services revenues decreased by $973,000, or 8.1%, for the six months ended June 30, 2006 as compared to the same period in 2005. The number of long distance customers increased by approximately 3,800, or 2.7%. However, this increase was offset by a decrease in average minutes of use per customer and average revenue per minute.

Other Services and Sales. Other services and sales revenues increased by $1.8 million, or 12.3%, for the six months ended June 30, 2006 as compared to the same period in 2005. The revenue increase was primarily due to growth in the number of DSL Internet customers. DSL Internet access service revenues increased $2.8 million, or 57.3%, due primarily to customer growth. This increase was partially offset by decreases in dial-up Internet revenue of $1.0 million. We believe the decline in dial-up Internet access service customers is generally the result of customer migration to broadband products such as our DSL service.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the six months ended June 30, 2006 compared to the same period in 2005:

	Six Months Ended June 30,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$31,442	$31,397	$(45)	-0.1%
Selling, general and administrative	18,926	19,033	107	0.6%
Depreciation and amortization	24,689	23,568	(1,121)	-4.5%

Total operating costs and expenses	$75,057	$73,998	$(1,059)	-1.4%

Cost of Services and Sales. Cost of services and sales decreased $45,000, or 0.1%, for the six months ended June 30, 2006 as compared to the same period in 2005.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $107,000, or 0.6%, for the six months ended June 30, 2006 as compared to the same period in 2005. The second quarter of 2005 included a $2.0 million benefit resulting from past access disputes with other carriers. The 2006 period included a $1.3 million gain on the sale of three exchanges during the period. The 2006 period also included a pension settlement charge of approximately $320,000 for distributions during the period related to amendments to the pension plan during the second quarter of 2005. The amendments to the plan will reduce our future pension obligations. In addition, non-cash equity-based compensation expense was $450,000 higher than the prior year.

Depreciation and Amortization. Depreciation and amortization decreased $1.1 million, or 4.5%, for the six months ended June 30, 2006 as compared to the same period in 2005. The decrease is primarily due to the elimination of depreciation expense on certain five-year assets in the later part of 2005. Also contributing to the decrease was the reduction in our composite average depreciation rate as a result of a depreciation study that was completed during the first quarter of 2006. The lower composite average depreciation rate reduced expense during the six months ended June 30, 2006 by approximately $250,000.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the six months ended June 30, 2006 compared to the same period in 2005:

	Six Months Ended June 30,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$292	$368	$76	26.0%
Interest expense	(15,449)	(15,608)	(159)	1.0%
Other, net	(146)	(102)	44	-30.1%

Total other expense	$(15,303)	$(15,342)	$(39)	0.3%

Interest and Dividend Income. Interest and dividend income increased $76,000, or 26.0%, primarily due to higher interest rates received on cash balances.

Interest Expense. Interest expense increased $159,000, or 1.0%, for the six months ended June 30, 2006 as compared to the same period in 2005. Higher interest rates on our variable rate debt and the increase in the rate on our interest rate swap agreement, resulting from the extension of the term in August 2005, were partially offset by a lower average balance on the revolving credit facility.

Other, Net. Other, net was a net expense of $102,000 for the six months ended June 30, 2006 compared to $146,000 in the same period in 2005.

Income Tax Expense. A valuation allowance had been recorded at December 31, 2005 for our deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. We believe that based upon the available evidence as of June 30, 2006, the entire deferred tax asset will be utilized. As such, we have determined that no valuation allowance was required for our deferred tax assets and we reversed the remaining valuation allowance during the second quarter of 2006.

Income tax expense for the six months ended June 30, 2006, before adjustments to the deferred tax valuation allowance was $10.0 million. As a result of reversing the remaining valuation allowance during the six months ended June 30, 2006, income tax expense was reduced by $7.2 million resulting in net expense for the period of $2.8 million.

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

The table below reflects the dividends declared or paid by the Company during 2005 and 2006:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 17, 2004	$0.175	December 31, 2004	January 17, 2005
March 15, 2005	$0.405	March 31, 2005	April 15, 2005
June 15, 2005	$0.405	June 30, 2005	July 15, 2005
September 13, 2005	$0.405	September 30, 2005	October 17, 2005
December 16, 2005	$0.405	December 30, 2005	January 17, 2006
March 17, 2006	$0.405	March 31, 2006	April 17, 2006
June 15, 2006	$0.405	June 30, 2006	July 17, 2006

Our intention is to distribute a substantial portion of the cash generated by our business to our shareholders in regular quarterly dividends to the extent we generate cash in excess of operating needs, interest and principal payments on our indebtedness, and capital expenditures.

We intend to fund our operations, interest expense, capital expenditures, working capital requirements and dividend payments on our common stock with cash from operations. For the six months ended June 30, 2006 and 2005, cash provided by operating activities was $48.9 million and $45.9 million, respectively.

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

We expect to recognize total expense for the Spin-Off Plan of approximately $3.5 million during 2006. We expect to recognize $464,000 of FAS 87 periodic pension costs during the year for the Spin-Off Plan, and have recorded a $320,000 settlement loss during the six months ended June 30, 2006. We expect the Spin-Off Plan to be terminated in the fourth quarter of 2006, and the expense to be incurred upon termination of the plan, net of any settlement costs incurred during the third quarter of 2006, to be approximately $2.7 million.

We also expect that additional funding of approximately $5.9 million will be required upon the termination of the Spin-Off Plan. The amount of the additional expense and the amount of the additional funding required upon termination are subject to change based upon changes in interest rates, returns on plan assets, the timing of the termination, and distributions to participants prior to termination.

We estimate that the projected benefit obligation as of January 1, 2006 for participants that will remain in our defined benefit pension plan subsequent to the termination of the Spin-Off Plan is approximately $12.6 million, as compared to the total projected benefit obligation for all plan participants of $25.9 million as of January 1, 2006. We estimate that the pension amendments will result in a reduction in annual pension expense from $1.8 million in 2005, exclusive of the pension settlement charges, to approximately $800,000 annually after the spin-off is completed.

On July 1, 2006, we completed the purchase of the Montezuma Mutual Telephone Company (“Montezuma Telephone”) for a total purchase price of $11.8 million, inclusive of $1.3 million in cash and working capital, which are subject to certain future adjustments. Montezuma Telephone provides telecommunications services to 2,100 access lines, cable television service to approximately 1,350 subscribers and Internet access service to more than 950 subscribers, most of which are located in Montezuma, Iowa.

During the first quarter of 2006, we received the required regulatory approval for the sale of three exchanges representing approximately 600 access lines. We closed the transaction on April 28, 2006 and received net proceeds of approximately $4.8 million. During April 2006 we received the final regulatory approval for the sale of four additional exchanges representing approximately 2,000 access lines. We closed the transaction on July 1, 2006 and received net proceeds of approximately $8.4 million.

On August 1, 2006 we completed the purchase of Baker Communications, Inc. (“Baker”), for $8.25 million in cash. Baker designs, developments, and provides ongoing support of technology solutions for clients. Areas of specialization include enterprise voice solutions, IP communications and data networking. Baker is headquartered in Des Moines, Iowa with additional offices in Cedar Rapids, Iowa and Omaha, Nebraska.

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

The following table summarizes our short-term liquidity and Adjusted Total Debt and Adjusted EBITDA, as defined in our credit agreement, as of December 31, 2005 and June 30, 2006:

	As of
	December 31, 2005	June 30, 2006
	(in thousands)
Short-Term Liquidity:
Current assets	$50,027	$29,288
Current liabilities	(86,300)	(47,515)

Net working capital	$(36,273)	$(18,227)

Cash and cash equivalents	$26,782	$5,519
Available on revolving credit facility	$60,000	$97,000
Adjusted Total Debt:
Long – term debt	$477,778	$477,778
Revolving credit facility	40,000	3,000

Total debt	517,778	480,778
Minus:
RTFC Capital Certificates	(7,778)	(7,778)
Cash and cash equivalents	(26,782)	(5,519)

Adjusted Total Debt	$483,218	$467,481

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Adjusted EBITDA:
Net income	$13,334	$10,496	$25,178	$22,514
Income tax expense	—	2,757	—	2,757
Interest expense	7,706	7,784	15,449	15,608

Depreciation and amortization	12,346	11,889	24,689	23,568
Unrealized losses on financial derivatives	67	52	146	102
Non-cash stock-based compensation expense	361	597	715	1,165

Extraordinary or unusual (gains) losses	—	—	—	—
Non-cash portion of RTFC Capital Allocation	(34)	(33)	(67)	(66)
Other non-cash losses (gains)	—	—	—	—
Loss (gain) on disposal of assets not in ordinary course	—	(1,318)	—	(1,292)
Transaction costs	—	—	—	—

Adjusted EBITDA	$33,780	$32,224	$66,110	$64,356

The increase in net working capital from December 31, 2005 to June 30, 2006 is primarily due to cash flow from operations. The reductions in current assets and current liabilities are primarily due to the use of cash and cash equivalents to reduce the balance outstanding on the revolving credit facility.

The following table summarizes our sources and uses of cash for the six months ended June 30, 2005 and 2006:

	For the six months ended June 30,
Description	2005	2006
	(in thousands)
Net Cash Provided (Used)
Operating activities	$45,914	$48,910
Investing activities	$(13,753)	$(8,453)
Financing activities	$(31,524)	$(61,720)

Cash Provided by Operating Activities

For the six months ended June 30, 2005 and 2006, cash provided by operating activities was $45.9 million and $48.9 million, respectively.

Cash (Provided by) Used in Investing Activities

The table below sets forth the components of cash (provided by) used in investing activities for the six months ended June 30, 2005 and 2006:

	For the six months ended June 30,
	2005	2006
	(in thousands)
Network and support assets	$12,244	$11,933
Other	1,424	1,440

Total capital expenditures	13,668	13,373
Business acquisitions	85	—
Proceeds from sale of exchanges	—	(4,920)

Total	$13,753	$8,453

Pursuant to the terms of an April 2004 rate proceeding settlement with the Iowa Utilities Board, we are obligated to invest substantially all additional revenues generated by the allowed increase in our rates, except for revenues resulting from inflation adjustments, on capital improvements identified in our network improvement plan. This investment is in addition to our baseline level of network capital expenditures, which is assumed to be $16 million per year. Capital investment in our network improvement plan (including related expenses) was $17.3 million in 2004, $13.3 million in 2005, and is expected to be between $10 million and $11 million in 2006. After we have spent $38.9 million of cumulative capital expenditures in excess of our baseline level, the capital spending commitment will increase or decrease consistent with access line changes. The deregulation of local retail services will reduce our capital expenditure obligations pursuant to our rate settlement agreement. Our network improvement plan for 2005 - 2007 was approved by the Iowa Utilities Board in January 2005.

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

On April 28, 2006, we completed a sale of three of our incumbent exchanges representing approximately 600 access lines and received net proceeds of approximately $4.8 million.

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

On September 23, 2005, the FCC released an order determining that facilities-based broadband providers and providers of interconnected voice over Internet Protocol (VoIP) services must be prepared to accommodate law enforcement wiretaps pursuant to the Communications Assistance with Law Enforcement Act (CALEA) by May 12, 2007. On May 3, 2006, the FCC adopted a follow-up order, which has yet to be released, that reiterates and expands on its earlier conclusions. At this time, we cannot predict the specific nature of any new broadband and VoIP-related CALEA obligations that may ultimately become and remain applicable to us.

Cash Used in Financing Activities

For the six months ended June 30, 2005 and 2006, net cash used in financing activities was $31.5 million and $61.7 million, respectively. The increase in cash used in the 2006 period as compared to 2005 was primarily attributable to the use of cash on hand at December 31, 2005, to reduce the balance outstanding on the revolving credit facility. Also contributing to the increase in cash used was the higher dividends paid during the six months ended June 30, 2006.

Long-Term Debt and Revolving Credit Facilities

Credit Facilities

As a part of our initial public offering and the related debt refinancing in 2004, we entered into an Amended and Restated Credit Agreement with the Rural Telephone Finance Cooperative, as administrative agent, and a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities, and simultaneously retired the previously outstanding senior credit facility with the Rural Telephone Finance Cooperative. In August 2005, we entered into amendments to the credit agreement that reduced the applicable interest rates and clarified certain definitions. As of June 30, 2006, we had outstanding $477.8 million of senior debt under the term facilities, and had $3 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of June 30, 2006, $3.0 million was outstanding on the revolving credit facility and $97.0 million was available. Borrowings under the revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of June 30, 2006, we had $3.0 million outstanding under LIBOR elections at an average all-in rate of 7.35%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder or (b) a base rate election plus an applicable rate adder. On August 26, 2005, the Company entered into Amendment No. 1 to the credit facilities. Amendment No. 1 reduced the applicable rate adder for Term Loan B (i) from 1.00% to 0.75% per annum for the base rate, and (ii) from 2.00% to 1.75% per annum for the LIBOR rate. As of June 30, 2006, $350 million was based upon a LIBOR election effective through September 29, 2006, at an all-in rate of 7.25%. We have entered into interest rate swap agreements to fix the rate on $350 million of Term Loan B as more fully described below. As of June 30, 2006, the interest rate on the remaining $50 million was based upon a LIBOR election effective through December 12, 2006 at an all-in rate of 7.15%.

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of June 30, 2006, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs. However, for the Term Loan B, a pre-payment penalty of 1.0% of the principal amount is due if the Term Loan B is repaid on or prior to August 27, 2006 by the proceeds of a similar refinancing, as defined.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of June 30, 2006.

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

Obligations and Commitments

Our ongoing capital commitments include capital expenditures and debt service requirements. For the six months ended June 30, 2006 our capital expenditures were $13.4 million; see “—Liquidity and Capital Resources—Cash (Provided by) Used in Investing Activities.”

The following table sets forth our contractual obligations as of June 30, 2006, together with cash payments due in each period indicated.

	Payments Due by Period
Obligation	Total	July –Dec. 2006	2007-2008	2009-2010	2011 and after
	(dollars in thousands)
Long-Term Debt:

Senior debt payments	$477,778	$—	$—	$—	$477,778
Revolving credit facility	3,000	—	—	—	3,000
Interest Payments(1)	118,160	13,135	45,609	41,055	18,361
Operating Lease Payments	433	144	229	58	2
Acquisition of Montezuma Telephone(2)	11,771	11,771	—	—	—

Total Contractual Obligations(3)	$611,142	$25,050	$45,838	$41,113	$499,141

(1)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.
(2)	On July 1, 2006, we completed the purchase of Montezuma Telephone for a total purchase price of $11.8 million, inclusive of $1.3 million in cash and working capital, which are subject to certain future adjustments.
(3)	Excludes pension settlement payment expected to occur during 2006 or 2007 as described under “Liquidity and Capital Resources”.

As of June 30, 2006, no letters of credit were outstanding.

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

A valuation allowance had been recorded at December 31, 2005 and March 31, 2006 for our deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. We believe that based upon the available evidence as of June 30, 2006, the entire deferred tax asset will be utilized. As such, we have determined that no valuation allowance was required for our deferred tax assets and we reversed the remaining valuation allowance during the second quarter of 2006.

At June 30, 2006, our unused tax net operating loss carryforward was $192 million, and will expire between 2020 and 2024. The amount of net operating loss allowable to offset income after a change in ownership is limited under Internal Revenue Code (“IRC”) Section 382. However, IRC Section 338 may allow for an increase in this allowance for the periods ending in 2005 through 2009. IRC Section 382 will continue to apply after 2009. Furthermore, we expect that we will continue to be able to take deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $40 million annually through 2014.

Employee-Related Benefits. We incur certain employee-related benefit costs associated with pensions and other postretirement health care benefits (“OPEB”). We use third party specialists to assist management in appropriately measuring the expenses associated with these employee-related benefits. In order to measure the expense associated with these employee-related benefits, management must make a variety of estimates, including discount rates used to measure the present value of certain liabilities, assumed rates of return on assets set aside to fund these expenses, compensation increases, employee turnover rates, anticipated mortality rates and anticipated healthcare costs. The estimates used by management are based on our historical experience, as well as current facts and circumstances. Different estimates could result in our recognizing different amounts of expense over different time periods. We evaluate our critical assumptions at least annually, and selected assumptions are based on the following factors:

•	The discount rate is based on a hypothetical portfolio of high quality bonds with cash flows matching our expected benefit payments;

•	The expected return on plan assets is based on our asset allocation mix and our historical returns, taking into consideration current and expected market conditions; and

•	The healthcare costs trend rate is based on historical rates of inflation and expected market conditions.

The following table presents the key assumptions used to measure pension and OPEB expense for 2006 and the estimated impact on the continuing pension plan and OPEB expense relative to a change in those assumptions:

	Pension	OPEB
Assumptions
Discount rate	5.5%	5.25%
Expected return on plan assets	7.00%	NA
Healthcare costs trend rate
Current	NA	9.50%
Level in 2011	NA	7.00%

	Increase in expense for the six months ended June 30, 2006
	Pension	OPEB
	(in thousands)
Sensitivities
0.25% decrease in discount rate	$32	$4
0.25% decrease in expected return on plan assets	$6	NA
1% increase in healthcare costs trend rate	NA	$288

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that deferred the effective date for adoption to the first fiscal year beginning after June 15, 2005. Previously the Company had accounted for stock-based compensation under the fair value recognition provisions of SFAS 123. Adoption of SFAS 123 (R) on January 1, 2006 did not have a material effect on the

Company’s financial position, results of operations or cash flows because all of our outstanding stock options were fully vested at the date of issuance of SFAS 123(R). Additional grants of stock based awards under the 2005 Incentive Plan or modifications to outstanding stock options after the effective date of the standard may result in additional compensation expense pursuant to the provisions of SFAS 123(R).

Inflation

We do not believe that inflation has a significant effect on the financial results of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our short-term excess cash balance, if any, is typically invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we believe we are subject to minimal market risk on our investments.

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

We pay interest at a fixed rate on all borrowings under Term Loans C and D through November 2007. Thereafter, we expect our interest rates under Term Loans C and D to convert to the Rural Telephone Finance Cooperative variable base rate then in effect, as provided in the credit facilities.

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to $50.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $3.0 million of borrowings drawn under the revolving credit facility at June 30, 2006. With respect to our $77.8 million of borrowings under Terms Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable base rate, from November 2007 through maturity in November 2011. A one percent change in the underlying interest rates for the variable rate debt that was outstanding on June 30, 2006 would have an impact of approximately $530,000 per year on our interest expense while our fixed rates and swaps are in place.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2006 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The registrant held its 2006 Annual Meeting of the Shareholders on June 15, 2006.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement. All such nominees were elected pursuant to the following votes:

	Number of Votes
DIRECTORS	FOR	WITHELD
Norman C. Frost	29,928,806	129,425
Brian G. Hart	29,923,656	134,575
Kevin R. Hranicka	29,907,230	151,001
Craig A. Lang	29,911,402	146,829
Kendrik E. Packer	29,921,149	137,082

The Company’s other director whose term of office continued after the Annual Meeting is Alan L. Wells.

(c) Other matters voted upon:

Ratification of appointment of Deloitte & Touche LLP as the Company’s independent public accountants for 2006.

Number of votes FOR	29,961,487
Number of votes AGAINST/WITHELD	55,871
Number of votes ABSTAINING	40,872
Number of BROKER NON-VOTES	0

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWA TELECOMMUNICATIONS SERVICES, INC. (Registrant)

Signature	Title	Date
/s/ Alan L. Wells	Chairman, President and CEO	August 4, 2006
Alan L. Wells

/s/ Craig A. Knock Craig A. Knock	Vice President, Chief Financial Officer and Treasurer, (Principal Accounting Officer)	August 4, 2006

EXHIBIT INDEX

IOWA TELECOMMUNICATIONS SERVICES, INC.

FORM 10-Q FOR QUARTER ENDED June 30, 2006

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc. - incorporated by reference to Exhibit 3.1 to Iowa Telecom’s Registration Statement on Form S-1/Amendment No. 6 (File No. 333-114349)

3.2	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc. - incorporated by reference to Exhibit 3.2 to Iowa Telecom’s Registration Statement on Form S-1/Amendment No. 6 (File No. 333-114349)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.