Form 10-Q
period 2006-09-30
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2006-11-09
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of October 31, 2006 was 31,708,970.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands, Except Share Data)

	December 31, 2005	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,782	$5,565
Accounts receivable, net	18,121	21,034
Inventories	2,722	3,886
Prepayments and other current assets	2,402	3,070

Total Current Assets	50,027	33,555

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	504,662	516,038
Accumulated depreciation	(189,163)	(213,046)

Net Property, Plant and Equipment	315,499	302,992

GOODWILL	460,113	466,635
INTANGIBLE ASSETS AND OTHER, net	23,993	40,926
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	14,890	13,532

Total Assets	$864,522	$857,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$40,000	$14,000
Accounts payable	10,416	10,473
Advanced billings and customer deposits	6,042	7,939
Accrued and other current liabilities	29,842	37,935

Total Current Liabilities	86,300	70,347
LONG-TERM DEBT	477,778	477,778
DEFERRED TAX LIABILITIES	—	14,921
OTHER LONG-TERM LIABILITIES	19,913	19,452

Total Liabilities	583,991	582,498
COMMITMENTS AND CONTINGENCIES (Note 8)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,065,963 and 31,354,670 issued and outstanding, respectively	311	314
Additional paid-in capital	317,877	321,253
Retained deficit	(42,874)	(50,627)
Accumulated other comprehensive income	5,217	4,202

Total Stockholders’ Equity	280,531	275,142

Total Liabilities and Stockholders’ Equity	$864,522	$857,640

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
REVENUES AND SALES:
Local services	$19,016	$19,135	$56,844	$57,627
Network access services	24,844	23,532	75,711	71,951
Toll services	6,025	5,419	18,000	16,421
Other services and sales	7,991	11,545	22,859	28,243

Total Revenues and Sales	57,876	59,631	173,414	174,242

OPERATING COSTS AND EXPENSES:
Cost of services and sales (exclusive of items shown separately below)	16,414	17,836	47,856	49,233
Selling, general and administrative	11,710	8,437	30,636	27,470
Depreciation and amortization	11,920	11,695	36,609	35,263

Total Operating Costs and Expenses	40,044	37,968	115,101	111,966

OPERATING INCOME	17,832	21,663	58,313	62,276

OTHER INCOME (EXPENSE):
Interest and dividend income	140	159	432	527
Interest expense	(7,743)	(7,969)	(23,192)	(23,577)
Other, net	(612)	(204)	(758)	(306)

Total Other Expense, net	(8,215)	(8,014)	(23,518)	(23,356)

EARNINGS BEFORE INCOME TAXES	9,617	13,649	34,795	38,920
INCOME TAX EXPENSE	—	5,617	—	8,374

NET INCOME	$9,617	$8,032	$34,795	$30,546

EARNINGS PER SHARE:
BASIC - Earnings Per Share	$0.31	$0.26	$1.13	$0.98

BASIC - Weighted Average Number of Shares Outstanding	30,939	31,254	30,894	31,170

DILUTED - Earnings Per Share	$0.30	$0.25	$1.10	$0.95

DILUTED - Weighted Average Number of Shares Outstanding	31,790	32,165	31,661	32,062

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended September 30, 2005 and 2006
	Common Shares	Common Stock	Additional Paid- In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 2005	30,915,016	$309	$315,733	$(38,740)	$2,061	$279,363
Comprehensive income:
Net Income	—	—	—	9,617	—	9,617
Unrealized gains on derivatives	—	—	—	—	5,729	5,729

Total comprehensive income	—	—	—	9,617	5,729	15,346
Compensation from compensatory stock plans	1,356	—	541	—	—	541
Exercise of employee stock options	116,048	1	810	—	—	811
Dividends declared ($0.405 per share)	—	—	—	(12,666)	—	(12,666)

Balance, September 30, 2005	31,032,420	$310	$317,084	$(41,789)	$7,790	$283,395

Balance, June 30, 2006	31,177,356	$312	$319,705	$(45,823)	$9,727	$283,921
Comprehensive income (loss):
Net Income	—	—	—	8,032	—	8,032
Unrealized earnings on derivatives, net of tax effect	—	—	—	—	(5,525)	(5,525)

Total comprehensive income (loss)	—	—	—	8,032	(5,525)	2,507
Compensation from compensatory stock plans	—	—	597	—	—	597
Exercise of employee stock options	177,314	2	951	—	—	953
Dividends declared ($0.405 per share)	—	—	—	(12,836)	—	(12,836)

Balance, September 30, 2006	31,354,670	$314	$321,253	$(50,627)	$4,202	$275,142

	Nine Months Ended September 30, 2005 and 2006
	Common Shares	Common Stock	Additional Paid- In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2004	30,864,195	$309	$314,634	$(38,897)	$(84)	$275,962
Comprehensive income:
Net Income	—	—	—	34,795	—	34,795
Unrealized earnings on derivatives	—	—	—	—	7,874	7,874

Total comprehensive income	—	—	—	34,795	7,874	42,669
Compensation from compensatory stock plans	1,356	—	1,256	—	—	1,256
Exercise of employee stock options	166,869	1	1,194	—	—	1,195
Dividends declared ($1.215 per share)	—	—	—	(37,687)	—	(37,687)

Balance, September 30, 2005	31,032,420	$310	$317,084	$(41,789)	$7,790	$283,395

Balance, December 31, 2005	31,065,963	$311	$317,877	$(42,874)	$5,217	$280,531
Comprehensive income (loss):
Net Income	—	—	—	30,546	—	30,546
Unrealized earnings on derivatives, net of tax effect	—	—	—	—	(3,418)	(3,418)
Minimum pension liability adjustment, net of tax effect	—	—	—	—	2,403	2,403

Total comprehensive income	—	—	—	30,546	(1,015)	29,531
Compensation from compensatory stock plans	779	—	1,762	—	—	1,762
Exercise of employee stock options	287,928	3	1,614	—	—	1,617
Dividends declared ($1.215 per share)	—	—	—	(38,299)	—	(38,299)

Balance, September 30, 2006	31,354,670	$314	$321,253	$(50,627)	$4,202	$275,142

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,795	$30,546
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	34,824	33,674
Amortization of intangible assets	1,785	1,589
Gain from sale of exchanges	—	(4,180)
Deferred income taxes	—	7,720
Non-cash stock based compensation expense	1,256	1,762
Changes in operating assets and liabilities, net of effects of business acquisitions:
Receivables	797	(321)
Inventories	85	(707)
Accounts payable	(4,724)	(827)
Other assets and liabilities	2,449	407

Net Cash Provided by Operating activities	71,267	69,663

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,532)	(20,399)
Business acquisitions, net of cash acquired	(94)	(18,126)
Purchase of wireless licenses	—	(3,102)
Proceeds from sale of exchanges	—	13,273

Net Cash Used in Investing Activities	(23,626)	(28,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	(16,007)	(26,000)
Proceeds from exercise of stock options	1,195	1,617
Dividends paid	(30,422)	(38,143)

Net Cash Used in Financing Activities	(45,234)	(62,526)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$2,407	$(21,217)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,874	26,782

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,281	$5,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$24,336	$23,140

Cash paid for income taxes	$—	$654

SUPPLEMENTAL NON-CASH ACTIVITIES:

Dividends on Common Stock of $12,666 were declared on September 13, 2005 for shareholders of record as of September 30, 2005 and the dividends were paid on October 17, 2005.

Dividends on Common Stock of $12,836 were declared on September 15, 2006 for shareholders of record as of September 29, 2006 and the dividends were paid on October 16, 2006.

In the nine months ended September 30, 2006, the Company purchased certain wireless licenses for a total amount of $11,473. Payment of $3,102 was made during the period. The remaining amount of $8,371 was included in accrued and other current liabilities as of September 30, 2006 and was subsequently paid on October 19, 2006.

In the nine months ended September 30, 2006, the Company completed the purchase of Baker Communications, Inc. for $8,250 in cash. The Company has accrued an estimated working capital liability of $590, which is subject to certain future adjustments.

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

2. EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of unvested compensatory shares. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(in thousands, except per share amounts)
Net Income	$9,617	$8,032	$34,795	$30,546

Weighted average shares outstanding – basic	30,939	31,254	30,894	31,170

Diluted shares outstanding:
Weighted average shares outstanding	30,939	31,254	30,894	31,170
Add shares issuable upon exercise of stock options, net	694	576	714	602
Add unvested compensatory stock shares	157	335	53	290

Weighted average number of shares outstanding – diluted	31,790	32,165	31,661	32,062

Earnings Per Share:
Basic	$0.31	$0.26	$1.13	$0.98
Diluted	$0.30	$0.25	$1.10	$0.95

As of September 30, 2006 and September 30, 2005, total options outstanding were 707,579 and 1,029,050, respectively.

3. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan that covers many former GTE Midwest Incorporated (“GTE”) employees and most union employees. The provisions of the Plan were assumed by the Company in connection with the GTE acquisition in 2000. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum benefits, and various annuity options. There were contributions of $1.9 million made to the plan during the third quarter of 2006.

Components of benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(dollars in thousands)
Pension Benefit Cost:
Service cost	$59	$58	$523	$174
Interest cost	365	327	1,127	981
Expected return on plan assets	(243)	(178)	(761)	(534)
Amortization of unrecognized actuarial loss	248	124	492	372

Net periodic benefit cost	429	331	1,381	993
Settlement cost	1,050	—	1,050	320

Net periodic benefit cost, with adjustments	$1,479	$331	$2,431	$1,313

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

We expect to recognize total expense for the Spin-Off Plan of approximately $3.5 million during 2006. We expect to recognize $464,000 of FAS 87 periodic pension cost during the year for the Spin-Off Plan and have recorded a $320,000 settlement loss during the nine months ended September 30, 2006. We expect the Spin-Off Plan will be terminated in the fourth quarter of 2006, and expect the expense to be incurred upon termination of the Spin-Off Plan to be approximately $2.7 million.

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

Components of postretirement benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(dollars in thousands)
Postretirement Benefit Cost:
Service cost	$46	$46	$137	$138
Interest cost	134	128	402	384
Amortization of unrecognized net actuarial loss	49	35	147	105
Amortization of unrecognized prior service cost	(39)	(39)	(116)	(117)

Net periodic benefit cost	$190	$170	$570	$510

4. LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES

Credit Facilities

As a part of our initial public offering and the related debt refinancing in 2004, we entered into an Amended and Restated Credit Agreement with the Rural Telephone Finance Cooperative, as administrative agent, and a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities, and simultaneously retired the previously outstanding senior credit facility with the Rural Telephone Finance Cooperative. In August 2005, we entered into amendments to the credit agreement that reduced the applicable interest rates and clarified certain definitions. As of September 30, 2006, we had outstanding $477.8 million of senior debt under the term facilities, and had $14.0 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of September 30, 2006, $14.0 million was outstanding on the revolving credit facility, $50,000 under letters of credit, and $85.9 million was available. Borrowings under the revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of September 30, 2006, we had $14.0 million outstanding under LIBOR elections at an average all-in rate of 7.40%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder or (b) a base rate election plus an applicable rate adder. On August 26, 2005, the Company entered into Amendment No. 1 to the credit facilities. Amendment No. 1 reduced the applicable rate adder for Term Loan B (i) from 1.00% to 0.75% per annum for the base rate, and (ii) from 2.00% to 1.75% per annum for the LIBOR rate. As of September 30, 2006, $350 million was based upon a LIBOR election effective through December 29, 2006, at an all-in rate of 7.12%. We have entered into interest rate swap agreements to fix the rate on $350 million of Term Loan B as more fully described below. As of September 30, 2006, the interest rate on the remaining $50 million was based upon a LIBOR election effective through December 12, 2006 at an all-in rate of 7.15%.

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of September 30, 2006, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of September 30, 2006.

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

5. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s IPO, 488,340 have been exercised and 707,579 remain outstanding as of September 30, 2006. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

The Company recorded $259,000 and $883,000, respectively, of stock-based compensation expense during the three and nine month periods ended September 30, 2006, to reflect the change in the fair value of the options upon the reduction of the exercise price resulting from the declaration of cash dividends. During the three and nine month periods ended September 30, 2005 the Company recorded $360,000 and $1,075,000, respectively, of stock-based compensation expense to reflect the change in the fair value of the options upon the reduction of the exercise price resulting from the declaration of cash dividends.

The fair value of each option grant and subsequent modification is estimated using the Black-Scholes option-pricing model. The table below depicts the weighted-average assumptions used in determining the options’ fair value at the time of the exercise price reductions.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2006		2005		2006
Weighted Average Expected Life (in years)	3.03	yr	2.15	yr	4.01	yr	3.0	yr
Risk free interest rate	4.05%		4.65%		3.94%		4.91%
Volatility(1)	26	%(1)	21	%(1)	30	%(1)	22	%(1)
Dividend yield	0%		0%		0%		0%

(1)	Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate for a pool of similar entities was used.

A summary of the status of options granted under the 2002 Incentive Plan as of September 30, 2005 and 2006, and the changes during the three and nine month periods then ended, is presented below:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2006
Fixed Options	Shares	Average Exercise Price per Share	Shares	Average Exercise Price per Share
OUTSTANDING AT JUNE 30,	1,145,098	$7.09	884,893	$5.50
Granted	—	—	—	—
Exercised	(116,048)	7.00	(177,314)	5.38

OUTSTANDING AT SEPTEMBER 30,	1,029,050	$6.70	707,579	$5.12

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2006
Fixed Options	Shares	Average Exercise Price per Share	Shares	Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	1,195,919	$7.90	995,507	$6.29
Granted	—	—	—	—
Exercised	(166,869)	7.17	(287,928)	5.61

OUTSTANDING AT SEPTEMBER 30,	1,029,050	$6.70	707,579	$5.12

Options exercisable at SEPTEMBER 30,	1,029,050	$6.70	707,579	$5.12

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life in Years	Number	Weighted Average Exercise Price per Share
$4.75 - $5.25	563,005	5.6	563,005	$4.95
$5.26 - $5.75	129,379	6.0	129,379	$5.50
$8.00 - $8.50	15,195	7.3	15,195	$8.09

The weighted average exercise price of options exercisable at September 30, 2006 reflects the reductions required by the plan, as a result of the declaration of cash dividends. Pursuant to the 2002 Incentive Plan, all options became fully vested on November 23, 2004 as a result of the change in share ownership resulting from the Company’s initial public offering of common stock.

2005 Stock Incentive Plan

The Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) allows for the issuance of up to an aggregate of 500,000 shares of Restricted or Unrestricted Stock, of which 339,300 shares of Restricted Stock have been awarded to various officers and employees of the Company and 2,135 shares of Unrestricted Stock have been issued to members of the Company’s Board of Directors.

During the three and nine month periods ended September 30, 2006, the Company awarded 12,000 and 96,800 shares of Restricted Stock respectively, to various officers and employees of the Company. These shares had a weighted average grant date fair value of $18.10 per share, total grant date fair values of $1.8 million, and vest over four years. During the three and nine month periods ended September 30, 2005, 242,500 shares of restricted stock were awarded under the 2005 Stock Incentive Plan. These awards have a weighted average vesting period of 58 months and total grant date fair values of $4.5 million.

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award. The total grant date fair market value of all outstanding restricted stock awards to officers and employees was $6.3 million. The Company recorded $337,000 and $866,000, respectively, of stock-based compensation expense during the three and nine month periods ended September 30, 2006. The Company recorded approximately $155,000 of stock-based compensation expense related to the 2005 Plan during the three and nine month periods ended September 30, 2005. The remaining amount to be charged to expense over the remaining service periods is $5.3 million. The Company also recorded $13,000 of expense during the three and nine month periods ended September 30, 2006 related to the unrestricted shares issued to members of its Board of Directors.

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

During the three and nine month periods ended September 30, 2006, the fair market value of the swap instrument decreased by $9.6 million and increased by $1.6 million, respectively. The portion of the change in fair value attributable to hedge ineffectiveness, which for both the three and nine month periods ended September 30, 2006 was $153,000, is recorded in the Other Income section of the Company’s Condensed Consolidated Statement of Income. The portion of the change in fair value attributable to hedge effectiveness is recorded, net of income tax effects, in the Accumulated Other Comprehensive Income section of the Company’s Condensed Consolidated Statement of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

During the three and nine month periods ended September 30, 2005, the Company recognized a gain of $5.6 million and $7.6 million, respectively, resulting from changes in the fair market value of the swap instrument. The portion of the change in fair value attributable to hedge ineffectiveness, which for the three and nine months ended September 30, 2005 was $0 and $1,000, respectively, was recorded in the Other Income section of the Company’s Condensed Consolidated Statement of Income. The portion of the change in fair value attributable to hedge effectiveness was recorded in the Accumulated Other Comprehensive Income section of the Company’s Condensed Consolidated Statement of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap was excluded.

The fair value of our interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a nationally recognized financial institution. The fair value of the interest rate swap was $13.8 million as of September 30, 2006 and $8.9 million as of September 30, 2005. The swap was recorded in the Intangible and Other Assets section of our Condensed Consolidated Balance Sheets.

7. INCOME TAXES

At September 30, 2006 the Company had unused tax net operating loss carryforwards of approximately $183 million which expire in 2020 to 2024. For income tax purposes, the amount of net operating loss allowable to offset income after a change in ownership is limited under IRC Section 382. Additionally, IRC Section 338 allows for an increase in this allowance by an additional $762,000, $37.4 million, $26.3 million, $18.7 million and $17.2 million, for tax periods ending in 2005 through 2009, respectively. The IRC Section 382 limitation of approximately $19 million will continue to apply after 2009.

A valuation allowance had been provided at December 31, 2005 and March 31, 2006 for our deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. We determined that, based upon the evidence available as of June 30, 2006 and September 30, 2006, that the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will be, more likely than not, sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance is required for our deferred tax assets, and we reversed the remaining valuation allowance during the second quarter of 2006.

Income tax (benefit) expense consists of the following for each of the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(dollars in thousands)
Current Tax Expense:
Federal	$—	$220	$—	$480
State	—	90	—	174

Total	—	310	—	654
Deferred Tax Expense
Federal	2,974	4,502	12,070	12,680
State	536	805	2,173	2,240

Total	3,510	5,307	14,243	14,920
Valuation Allowance Adjustments	(3,510)	—	(14,243)	(7,200)

Income Tax Expense	$—	$5,617	$—	$8,374

8. COMMITMENTS AND CONTINGENCIES

Commitments – On August 1, 2006, the Company completed the purchase of Baker Communications, Inc. for $8.25 million in cash. The Company has accrued an estimated working capital liability of $590,000, which is subject to certain future adjustments and is expected to be paid during the fourth quarter of 2006.

During the third quarter of 2006, we participated in the FCC’s auction of Advanced Wireless Services licenses in the 1710-1755 MHz and 2110-2155 MHz bands (AWS-1) (Auction No. 66). Prior to the commencement of the auction, we deposited $3.1 million to establish bidding credits. In September 2006, we were the successful bidder on 15 licenses in Iowa covering the majority of our local exchange serving area for a total amount of approximately $11.5 million. On October 19, 2006, we paid the balance due of approximately $8.4 million. In order to renew such licenses after their initial 15-year term, certain build out requirements must be met, the precise amount of which has not been determined.

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

10. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires that we recognize the over-funded or under-funded status of our defined benefit and retiree medical plans as an asset or liability in our 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. The Company will be required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. The Company is currently reviewing the impacts of adopting SFAS 158 on its consolidated financial position and results of operations.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Guidance is provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial position and results of operations.

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

11. SALE OF EXCHANGES

We closed on the sale of three exchanges representing approximately 600 access lines on April 28, 2006, and received proceeds of approximately $4.8 million. As part of the transaction, we retired net plant of $1.5 million and goodwill and other intangible assets of $2.0 million and recorded a gain of approximately $1.3 million, which is included in the selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

On July 1, 2006, we completed the sale of four of our incumbent local exchanges representing approximately 2,000 access lines and received net proceeds of approximately $8.4 million. As part of the transaction, we retired net plant of $1.8 million and goodwill and other intangible assets of $3.7 million and recorded a gain of approximately $2.9 million, which is included in the selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

12. BUSINESS ACQUISITIONS

Montezuma Mutual Telephone Company. On July 1, 2006, the Company acquired the Montezuma Mutual Telephone Company (“Montezuma Telephone”), a provider of telecommunications, cable television, and Internet services to customers in rural Iowa. The acquisition of Montezuma Telephone expanded the Company’s service area and builds upon the Company’s strategy to pursue transactions that are accretive to free cash flow. The purchase price was $11.9 million and consisted of $11.7 million in cash consideration and $220,000 of direct transaction costs.

The preliminary allocation of the purchase price of Montezuma Mutual Telephone Company is as follows:

	Allocation
	(dollars in thousands)
Property, Plant & Equipment	$3,625
Current Assets	$1,728
Liabilities	$(2,624)
Amortizable Intangible Assets	$2,620
Goodwill	$6,586
Weighted average useful life of amortizable intangibles	9	yr

Baker Communications, Inc. On August 1, 2006, the Company acquired Baker Communications, Inc. a leader in the sales and support of communications and data networking systems to companies across Iowa and Nebraska. The acquisition of Baker Communications expands the Company’s customer base, as Baker Communications’ clients are generally located in communities in which we previously had little presence. This acquisition is consistent with our mission of providing reliable voice and data solutions to our customers and builds upon our strategy to pursue transactions that are accretive to free cash flow. The purchase price was $9.0 million and consisted of $8.8 million in cash consideration and $158,000 of direct transaction costs.

The preliminary allocation of the purchase price of Baker Communications, Inc. is as follows:

	Allocation
	(dollars in thousands)
Property, Plant & Equipment	$881
Current Assets	$3,689
Liabilities	$(4,609)
Amortizable Intangible Assets	$3,450
Goodwill	$5,586
Weighted average useful life of amortizable intangibles	8	yr

The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of assets and liabilities become available. The results of operations for each acquired company are included in the Condensed Consolidated Statements of Income beginning on the respective acquisition dates.

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

Overview

General

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa, serving over 435 communities across the state. We are the second-largest local exchange carrier in Iowa. Iowa Telecom currently operates 288 telephone exchanges as the incumbent or “historical” local exchange carrier and is the sole telecommunications company providing wireline services in approximately 84% of those exchanges. Together with our competitive local exchange carrier subsidiaries, we provide services to approximately 253,600 access lines in Iowa.

Our core businesses are the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 74% of our total revenues in the first nine months of 2006, we provide long distance service, dial-up and DSL Internet access and other communications services. As part of our strategy of pursuing low-cost growth beyond our current service area, we compete for customers in adjacent markets in Iowa through our competitive local exchange carrier subsidiaries, Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Together, ITC and IT Communications are referred to as the “CLEC” or our “CLEC Operations”.

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

The table below indicates the total number of access lines we serve, the number of customers subscribing to the indicated types of service, and average revenue per access line, as of the dates and for the periods shown:

	As of September 30,
	2005	2006
Incumbent local exchange access lines(1)	240,500	230,600
Competitive local exchange carrier access lines(2)	20,200	23,000

Total access lines	260,700	253,600

Long distance subscribers	141,800	145,900
Dial-up Internet subscribers	44,200	33,700
DSL subscribers	27,200	45,000
Average monthly revenue per access line for the three months ended September 30,(3)	$73.34	$78.19

Average monthly revenue per access line for the nine months ended September 30,(3)	$73.03	$75.58

(1)	Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 3,600 wholesale lines subscribed at September 30, 2005 and 3,200 at September 30, 2006.
(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiaries.
(3)	Average monthly revenue per access line is computed by dividing the total revenue for the period by the average of the access lines at the beginning and at the end of the period.

We intend to continue our strategy of increasing revenues by cross-selling services to our existing customer base, in the form of both bundled service packages and individual additional services. Between September 30, 2005 and September 30, 2006, total long distance service subscribers increased by 4,100, total DSL Internet access service subscribers increased by 17,800, and total dial-up Internet access service subscribers decreased by 10,500, with much of the decrease in total dial-up subscribers being a reflection of customer migration from dial-up to DSL service. Thus, while our total access line count fell by 2.7% from September 30, 2005 to September 30, 2006, inclusive of exchange sales and purchases described below, average revenue per access line for the period grew by 3.5%.

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

Competition. Competitive local exchange carriers are offering service or are in the process of beginning to offer service in approximately 46 of the 418 incumbent local exchange communities that we serve. Of these communities, 25 were subject to competition at the time of the acquisition of the Iowa property from GTE in 2000. We believe that most of these competitive local exchange carrier market entries and subsequent line losses were related to customer dissatisfaction with the previous provider’s service. Since 2001, we believe we have slowed significantly the loss of customers to competitive local exchange carriers by providing additional service offerings, focusing our marketing efforts and implementing competitive pricing.

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

Our rates for many of our retail local exchange services have been deregulated on both an exchange-by-exchange and a service-by-service basis. The Iowa Utilities Board has determined that all of the retail local exchange services we provide in 28 exchanges are subject to effective competition and has deregulated our rates in those exchanges.

Service-by-service retail local exchange service deregulation became effective on July 1, 2005, pursuant to our election to deregulate our rates for all retail local exchange services except for single line flat-rated business and residential service and extended area service (“EAS”) in accordance with legislation enacted by the Iowa General Assembly in March 2005. Under this law and our subsequent election, single line flat-rated business and residential service and EAS will also be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. This legislation also provides us the opportunity to increase rates for services that remain price regulated, as discussed in more detail below. We believe that the gradual deregulation of our business, on an exchange-by-exchange, and a service-by-service basis, will enable us to better respond to competitive offerings by other providers.

We believe Mediacom’s telephony affiliate, MCC Telephony of Iowa, Inc. (“MCC”) intends to offer voice services in certain of the communities where we operate as the incumbent local exchange carrier through a business arrangement with Sprint Communications L.P. (“Sprint”) pursuant to an interconnection agreement approved by the Iowa Utilities Board on April 24, 2006. On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U.S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into the agreement with Sprint and asking the court to invalidate the agreement. Notwithstanding the filing of our federal complaint, we have negotiated, mediated and litigated with Sprint and, at times, with MCC, to resolve issues relating to interpretation and implementation of the interconnection agreement, and we anticipate a final order will be issued no later than November 10, 2006 by the Iowa Utilities Board on a complaint filed on July 24, 2006, jointly by Sprint and MCC asking that Sprint’s interpretation of the interconnection agreement be enforced. In addition to the disputes pending in federal district court and before the Iowa Utilities Board, we are also defending a complaint filed by MCC on July 31, 2006, in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The state court complaint seeks unspecified damages and costs and additional relief as warranted. We have filed a pleading that this complaint be summarily dismissed, and are awaiting a decision on our request. How and when the disputes regarding interpretation and implementation of the interconnection agreement are ultimately resolved is uncertain, as is the ultimate outcome the federal and state litigation.

Exchange Sales. During the second quarter of 2006, we received the final required regulatory approval for the sale of four exchanges to Partner Communications, representing approximately 2,000 access lines. We closed this transaction on July 1, 2006 and received net proceeds of approximately $8.4 million.

Exchange Purchases. As of July 1, 2006, we have completed the purchase of the Montezuma Mutual Telephone Company (“Montezuma Telephone”) for a total purchase price of $11.9 million, inclusive of $1.2 million in cash and working capital which are subject to certain future adjustments and $220,000 of direct transaction costs. Montezuma Telephone provides telecommunications services to 2,100 access lines, cable television service to approximately 1,350 subscribers and Internet access service to more than 950 subscribers, most of which are located in Montezuma, Iowa.

Ancillary Effects of our Data Businesses. Part of our decreasing line count has been an ancillary effect of our strategic focus on growing our dial-up and DSL Internet access service business. As our Internet service provider business expanded, some competitors have cancelled their connections to our network. These connections had historically been counted as access lines. Moreover, as we increase DSL Internet access service penetration, customer demand for second lines for dial-up Internet access service decreases accordingly because DSL Internet access service often replaces a second line dedicated to Internet usage. We believe that the revenue generated by our dial-up and DSL Internet access services outweighs the effect of these types of access line losses.

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

As of September 30, 2006, our CLEC Operations served 23,000 access lines. Our CLEC Operations accounted for 9.1% of Iowa Telecom’s total access lines as of September 30, 2006. Throughout 2006, we plan to maintain this limited investment approach as we continue to grow our competitive local exchange carrier business.

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

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others. In addition, we receive federally administered universal service support, representing approximately 1% of our total revenue in the first nine months of 2006, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject in 2000. Switched access charges for services within Iowa are based on rates approved by the Iowa Utilities Board. Switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

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

The following table summarizes our revenues and sales from these sources:

	Nine Months Ended September 30,		% of Total Revenues and Sales for the Nine Months Ended September 30,
	2005	2006	2005	2006
	(dollars in thousands)
Local services	$56,844	$57,627	33%	33%
Network access services	75,711	71,951	44%	41%
Toll services	18,000	16,421	10%	10%
Other services and sales	22,859	28,243	13%	16%

Total	$173,414	$174,242	100%	100%

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of income for the periods indicated, expressed as a percentage of total revenues and sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Total revenues and sales	100%	100%	100%	100%
Cost of services and sales (excluding expenses listed separately below)	28%	30%	27%	28%
Selling, general and administrative	20%	14%	18%	16%
Depreciation and amortization	21%	20%	21%	20%

Operating income	31%	36%	34%	36%
Total other expenses, net	14%	13%	14%	14%

Income before income taxes	17%	23%	20%	22%
Income taxes	—%	9%	—%	5%

Net income	17%	14%	20%	17%

Three Months Ended September 30, 2006 and 2005

Revenues and Sales

The table below sets forth the components of our revenues and sales for the three months ended September 30, 2006 compared to the same period in 2005:

	Three Months Ended September 30,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Revenues and Sales
Local services	$19,016	$19,135	$119	0.6%
Network access services	24,844	23,532	(1,312)	-5.3%
Toll services	6,025	5,419	(606)	-10.1%
Other services and sales	7,991	11,545	3,554	44.5%

Total revenues and sales	$57,876	$59,631	$1,755	3.0%

Local Services. Local services revenues increased $119,000, or 0.6%, for the three months ended September 30, 2006 as compared to 2005. The increase is primarily attributable to higher revenue from enhanced local services, which increased by $211,000 due to growth of our bundled product offerings. Local rate increases also helped to offset the impact of access line erosion. From September 30, 2005 to September 30, 2006, total access lines decreased by 7,100 including the loss of 9,900 incumbent local exchange carrier lines and an increase in lines served by our competitive local exchange carriers of 2,800.

Network Access Services. Our network access services revenues decreased $1.3 million, or 5.3%, for the three months ended September 30, 2006 as compared to the same period in 2005. Revenues from switched access services decreased approximately $1.9 million. The decrease is due to a decrease in access lines, a decrease in access minutes of use per line and a slight decrease in the average revenue per minute of use. We believe the decrease in the access minutes of use per line and the decrease in the average revenue per minute of use are due to a larger shift to cellular usage. We are compensated at a slightly lower rate per minute for terminating cellular traffic. These reductions were partially offset by a $424,000 increase in revenue from special access services.

Toll Services. Our toll services revenues decreased by $606,000, or 10.1%, for the three months ended September 30, 2006 as compared to the same period in 2005. The number of long distance customers increased by approximately 4,100, or 2.9%. However, this increase was offset by a decrease in average minutes of use per customer and average revenue per minute.

Other Services and Sales. Other services and sales revenues increased by $3.6 million, or 44.5%, for the three months ended September 30, 2006 as compared to the same period in 2005. The revenue increase was primarily due to growth of our CPE and data business, primarily as a result of our acquisition of Baker Communications in August 2006. Additionally, DSL Internet access service revenues increased $1.4 million, or 46.2%, due primarily to customer growth. This increase was partially offset by decreases in dial-up Internet revenue of $470,000. We believe the decline in dial-up Internet access service customers is generally the result of customer migration to broadband products such as our DSL service.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the three months ended September 30, 2006 compared to the same period in 2005:

	Three Months Ended September 30,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$16,414	$17,836	$1,422	8.7%
Selling, general and administrative	11,710	8,437	(3,273)	-28.0%
Depreciation and amortization	11,920	11,695	(225)	-1.9%

Total operating costs and expenses	$40,044	$37,968	$(2,076)	-5.2%

Cost of Services and Sales. Cost of services and sales increased $1.4 million, or 8.7%, for the three months ended September 30, 2006 compared to the same period in 2005. The increase was principally due to growth of our CPE and data business, primarily as a result of our acquisition of Baker Communications in August 2006.

Selling, General and Administrative Costs. Selling, general and administrative costs decreased $3.3 million, or 28.0%, for the three months ended September 30, 2006 compared to the same period in 2005. The 2006 period includes a $2.9 million gain on the sale of four exchanges during the period. Additionally, the 2005 period includes $1.0 million of additional pension expense. Savings in salary and benefit costs and other contracted costs more than offset the increased costs from Baker Communications.

Depreciation and Amortization. Depreciation and amortization decreased $225,000, or 1.9%, for the three months ended September 30, 2006 compared to the same period in 2005. The decrease is primarily due to the elimination of depreciation expense on certain five-year assets in the latter part of 2005. Also contributing to the decrease was the reduction in our composite average depreciation rate as a result of a depreciation study that was completed during the first quarter of 2006. The lower composite average depreciation rate reduced expense during the three months ended September 30, 2006 by approximately $125,000.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the three months ended September 30, 2006, compared to the same period in 2005:

	Three Months Ended September 30,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$140	$159	$19	13.6%
Interest expense	(7,743)	(7,969)	(226)	2.9%
Other, net	(612)	(204)	408	-66.7%

Total other expense	$(8,215)	$(8,014)	$201	-2.4%

Interest and Dividend Income. Interest and dividend income increased $19,000, or 13.6%, primarily due to higher interest rates received on cash balances.

Interest Expense. Interest expense increased $226,000, or 2.9%, for the three months ended September 30, 2006 compared to the same period in 2005. Higher interest rates on our variable rate debt and the increase in the rate on our interest rate swap agreement, resulting from the extension of the term in August 2005, were partially offset by a lower average balance on the revolving credit facility.

Other, Net. Other, net was a net expense of $204,000 for the three months ended September 30, 2006 as compared to $612,000 in the same period in 2005. The expense for 2005 includes $573,000 of non-recurring costs related to an amendment to our credit agreement.

Income Tax Expense. A valuation allowance had been recorded for all periods prior to June 30, 2006 for our deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. We determined that, based upon the evidence available as of June 30, 2006 and September 30, 2006, that the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will be, more likely than not, sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance was required for our deferred tax assets.

Income tax expense for the three months ended September 30, 2006 was $5.6 million compared to zero in 2005. The effective tax rate for the period was 41.2%.

Our initial public offering resulted in an ownership change for purposes of Section 382 of the Internal Revenue Code, and consequently our ability to utilize our net operating losses will be subject to limitation each year. We currently anticipate that, as a result of such ownership change, we will generally be limited by Section 382 to utilizing approximately $19 million of our pre-transaction net operating losses annually. However, Internal Revenue Code Section 338 allows for an increase in this allowance by an additional $762,000, $37.4 million, $26.3 million, $18.7 million and $17.2 million, for tax periods ending in 2005 through 2009, respectively. After 2009, the IRC Section 382 limitation will apply. At September 30, 2006, the Company had unused tax net operating loss carryforwards of approximately $183 million which expire in 2020 to 2024. Furthermore, we expect that we will continue to be able to take deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $40 million annually through 2014.

Nine Months Ended September 30, 2006 and 2005

Revenues and Sales

The table below sets forth the components of our revenues and sales for the nine months ended September 30, 2006 compared to the same period in 2005:

	Nine Months Ended September 30,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Revenues and Sales
Local services	$56,844	$57,627	$783	1.4%
Network access services	75,711	71,951	(3,760)	-5.0%
Toll services	18,000	16,421	(1,579)	-8.8%
Other services and sales	22,859	28,243	5,384	23.6%

Total revenues and sales	$173,414	$174,242	$828	0.5%

Local Services. Local services revenues increased $783,000, or 1.4%, for the nine months ended September 30, 2006 as compared to 2005. The increase is primarily attributable to higher revenue from enhanced local services, which increased by $678,000 due to growth of our bundled product offerings. Local rate increases also helped to offset the impact of access line erosion. From September 30, 2005 to September 30, 2006, total access lines decreased by 7,100, including the loss of 9,900 incumbent local exchange carrier lines and an increase in lines served by our competitive local exchange carriers of 2,800.

Network Access Services. Our network access services revenues decreased $3.8 million, or 5.0%, for the nine months ended September 30, 2006 as compared to the same period in 2005. Revenues from switched access services decreased approximately $4.7 million due to decreases in access lines, access minutes per line and in the average revenue per minute of use due to a larger shift to cellular usage. We are compensated at a slightly lower rate per minute for terminating cellular traffic. These reductions were partially offset by a $1.3 million increase in revenue from special access services.

Toll Services. Our toll services revenues decreased by $1.6 million, or 8.8%, for the nine months ended September 30, 2006 as compared to the same period in 2005. The number of long distance customers increased by approximately 4,100, or 2.9%. However, this increase was offset by a decrease in average minutes of use per customer and average revenue per minute.

Other Services and Sales. Other services and sales revenues increased by $5.4 million, or 23.6%, for the nine months ended September 30, 2006 as compared to the same period in 2005. The revenue increase was primarily due to growth of our CPE and data business, primarily as a result of our acquisition of Baker Communications in August 2006. Additionally, DSL Internet access service revenues increased $4.1 million, or 53.1%, due primarily to customer growth. This increase was partially offset by decreases in dial-up Internet revenue of $1.5 million. We believe the decline in dial-up Internet access service customers is generally the result of customer migration to broadband products such as our DSL service.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the nine months ended September 30, 2006 compared to the same period in 2005:

	Nine Months Ended September 30,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$47,856	$49,233	$1,377	2.9%
Selling, general and administrative	30,636	27,470	(3,166)	-10.3%
Depreciation and amortization	36,609	35,263	(1,346)	-3.7%

Total operating costs and expenses	$115,101	$111,966	$(3,135)	-2.7%

Cost of Services and Sales. Cost of services and sales increased $1.4 million, or 2.9%, for the nine months ended September 30, 2006 as compared to the same period in 2005. The increase was principally due to growth of our CPE and data business, primarily as a result of our acquisition of Baker Communications in August 2006.

Selling, General and Administrative Costs. Selling, general and administrative costs decreased $3.2 million, or 10.3%, for the nine months ended September 30, 2006 as compared to the same period in 2005. The second quarter of 2005 included a $2.0 million benefit resulting from past access disputes with other carriers offset by a pension settlement charge of approximately $1 million for distributions during the third quarter of 2005 related to amendments to the pension plan during the second quarter of 2005. The 2006 period included a $4.2 million gain on the sale of eight exchanges during the period and a pension settlement charge of approximately $320,000 for distributions during the period related to amendments to the pension plan during the second quarter of 2005. The amendments to the plan will reduce our future pension obligations. Non-cash equity-based compensation expense for the period was $506,000 higher than the prior year. Additionally, savings of approximately $1.3 million in other external contracted costs related to Sarbanes Oxley compliance, directory costs, and marketing costs more than offset the increased costs from Baker Communications.

Depreciation and Amortization. Depreciation and amortization decreased $1.3 million, or 3.7%, for the nine months ended September 30, 2006, as compared to the same period in 2005. The decrease was primarily due to the elimination of depreciation expense on certain five-year assets in the latter part of 2005. Also contributing to the decrease was the reduction in our composite average depreciation rate as a result of a depreciation study that was completed during the first quarter of 2006. The lower composite average depreciation rate reduced expense during the nine months ended September 30, 2006 by approximately $375,000.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the nine months ended September 30, 2006 compared to the same period in 2005:

	Nine Months Ended September 30,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$432	$527	$95	22.0%
Interest expense	(23,192)	(23,577)	(385)	1.7%
Other, net	(758)	(306)	452	-59.6%

Total other expense	$(23,518)	$(23,356)	$162	-0.7%

Interest and Dividend Income. Interest and dividend income increased $95,000, or 22.0%, primarily due to higher interest rates received on cash balances.

Interest Expense. Interest expense increased $385,000, or 1.7%, for the nine months ended September 30, 2006 as compared to the same period in 2005. Higher interest rates on our variable rate debt and the increase in the rate on our interest rate swap agreement, resulting from the extension of the term in August 2005, were partially offset by a lower average balance on the revolving credit facility.

Other, Net. Other, net was a net expense of $306,000 for the nine months ended September 30, 2006, compared to $758,000 in the same period in 2005. The expense for 2005 included $573,000 of non-recurring costs related to an amendment to our credit agreement.

Income Tax Expense. A valuation allowance had been recorded at December 31, 2005 for our deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. We determined that, based upon the evidence available as of September 30, 2006, that the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will be, more likely than not, sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance was required for our deferred tax assets, and we reversed the remaining valuation allowance during the period.

Income tax expense for the nine months ended September 30, 2006, before adjustments to the deferred tax valuation allowance was $15.6 million. As a result of reversing the remaining valuation allowance during the nine months ended September 30, 2006, income tax expense was reduced by $7.2 million resulting in net expense for the period of $8.4 million.

Our initial public offering resulted in an ownership change for purposes of Section 382 of the Internal Revenue Code, and consequently our ability to utilize our net operating losses will be subject to limitation each year. We currently anticipate that, as a result of such ownership change, we will generally be limited by Section 382 to utilizing approximately $19 million of our pre-transaction net operating losses annually. However, Internal Revenue Code Section 338 allows for an increase in this allowance by an additional $762,000, $37.4 million, $26.3 million, $18.7 million and $17.2 million, for tax periods ending in 2005 through 2009, respectively. After 2009, the IRC Section 382 limitation will apply. At September 30, 2006, the Company had unused tax net operating loss carryforwards of approximately $183 million which expire in 2020 to 2024. Furthermore, we expect that we will continue to be able to take deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $40 million annually through 2014.

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements arise primarily from: (i) interest payments related to our credit facilities; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our common stock; (v) potential acquisitions and investments and (vi) our pension obligation as described below.

The table below reflects the dividends declared or paid by the Company during 2005 and 2006:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 17, 2004	$0.175	December 31, 2004	January 17, 2005
March 15, 2005	$0.405	March 31, 2005	April 15, 2005
June 15, 2005	$0.405	June 30, 2005	July 15, 2005
September 13, 2005	$0.405	September 30, 2005	October 17, 2005
December 16, 2005	$0.405	December 30, 2005	January 17, 2006
March 17, 2006	$0.405	March 31, 2006	April 17, 2006
June 15, 2006	$0.405	June 30, 2006	July 17, 2006
September 15, 2006	$0.405	September 29, 2006	October 16, 2006

Our intention is to distribute a substantial portion of the cash generated by our business to our shareholders in regular quarterly dividends to the extent we generate cash in excess of operating needs, interest and principal payments on our indebtedness, and capital expenditures.

We intend to fund our operations, interest expense, capital expenditures, working capital requirements and dividend payments on our common stock with cash from operations. For the nine months ended September 30, 2006 and 2005, cash provided by operating activities was $69.7 million and $71.3 million, respectively.

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

We expect to recognize total expense for the Spin-Off Plan of approximately $3.5 million during 2006. We expect to recognize $464,000 of FAS 87 periodic pension costs during the year for the Spin-Off Plan, and have recorded a $320,000 settlement loss during the nine months ended September 30, 2006. We expect the Spin-Off Plan to be terminated in the fourth quarter of 2006, and the expense to be incurred upon termination of the plan to be approximately $2.7 million.

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

On July 1, 2006, we completed the purchase of the Montezuma Mutual Telephone Company (“Montezuma Telephone”) for a total purchase price of $11.9 million, inclusive of $1.2 million in cash and working capital, which are subject to certain future adjustments and $220,000 of direct transaction costs. Montezuma Telephone provides telecommunications services to 2,100 access lines, cable television service to approximately 1,350 subscribers and Internet access service to more than 950 subscribers, most of which are located in Montezuma, Iowa.

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

On August 1, 2006, we completed the purchase of Baker Communications, Inc. for a total purchase price of $9.0 million, inclusive of $590,000 in cash and working capital, which are subject to certain future adjustments, and $158,000 of direct transaction costs. Baker Communications designs, develops, and provides ongoing support of technology solutions for clients. Areas of specialization include enterprise voice solutions, IP communications and data networking. Baker Communications is headquartered in Des Moines, Iowa, with additional offices in Cedar Rapids, Iowa and Omaha, Nebraska.

During the third quarter of 2006, we participated in the FCC’s auction of Advanced Wireless Services licenses in the 1710-1755 MHz and 2110-2155 MHz bands (AWS-1) (Auction No. 66). Prior to the commencement of the auction, we deposited $3.1 million to establish bidding credits. In September 2006, we were the successful bidder on 15 licenses in Iowa covering approximately 1.9 million pops and the majority of our local exchange serving area for a total amount of approximately $11.5 million. On October 19, 2006, we paid the balance due of approximately $8.4 million. In order to renew such licenses after their initial 15-year term, certain build out requirements must be met, the precise amount of which has not been determined.

To fund any significant future acquisitions, we intend to use borrowings under our revolving credit facility or, subject to the restrictions in our credit facilities, to arrange additional funding through the sale of public or private debt and/or equity securities, including common stock, or to obtain additional senior bank debt.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. We are not required to make any scheduled principal payments under our credit facilities, which will mature in 2011. However, we may be required to make annual mandatory prepayments under our new credit facilities with a portion of our available cash. We will need to refinance all or a portion of our indebtedness on or before maturity in 2011.

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

The following table summarizes our short-term liquidity and Adjusted Total Debt and Adjusted EBITDA, as defined in our credit agreement, as of December 31, 2005 and September 30, 2006:

	As of
	December 31, 2005	September 30, 2006
	(in thousands)
Short-Term Liquidity:
Current assets	$50,027	$33,555
Current liabilities	(86,300)	(70,347)

Net working capital	$(36,273)	$(36,792)

Cash and cash equivalents	$26,782	$5,565
Available on revolving credit facility	$60,000	$85,950
Adjusted Total Debt:
Long – term debt	$477,778	$477,778
Revolving credit facility	40,000	14,000

Total debt	517,778	491,778
Minus:
RTFC Capital Certificates	(7,778)	(7,778)
Cash and cash equivalents	(26,782)	(5,565)

Adjusted Total Debt	$483,218	$478,435

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Adjusted EBITDA:
Net income	$9,617	$8,032	$34,795	$30,546
Income tax expense	—	5,617	—	8,374
Interest expense	7,743	7,969	23,192	23,577
Depreciation and amortization	11,920	11,695	36,609	35,263
Unrealized losses on financial derivatives	39	204	185	306
Non-cash stock-based compensation expense	541	597	1,256	1,762
Extraordinary or unusual (gains) losses	—	—	—	—
Non-cash portion of RTFC Capital Allocation	(32)	(33)	(99)	(99)
Other non-cash losses (gains)	—	—	—	—
Loss (gain) on disposal of assets not in ordinary course	—	(2,888)	—	(4,180)
Transaction costs	—	—	—	—

Adjusted EBITDA	$29,828	$31,193	$95,938	$95,549

The reductions in current assets and current liabilities from December 31, 2005 to September 30, 2006 are primarily due to the use of cash and cash equivalents to reduce the balance outstanding on the revolving credit facility.

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2005 and 2006:

	For the nine months ended September 30,
Description	2005	2006
	(in thousands)
Net Cash Provided (Used)
Operating activities	$71,267	$69,663
Investing activities	$(23,626)	$(28,354)
Financing activities	$(45,234)	$(62,526)

Cash Provided by Operating Activities

For the nine months ended September 30, 2005 and 2006, cash provided by operating activities was $71.3 million and $69.7 million, respectively.

Cash (Provided by) Used in Investing Activities

The table below sets forth the components of cash (provided by) used in investing activities for the nine months ended September 30, 2005 and 2006:

	For the nine months ended September 30,
	2005	2006
	(in thousands)
Network and support assets	$21,332	$18,264
Other	2,200	2,135

Total capital expenditures	23,532	20,399
Business acquisitions	94	18,126
Purchase of wireless licenses	—	3,102
Proceeds from sale of exchanges	—	(13,273)

Total	$23,626	$28,354

Pursuant to the terms of an April 2004 rate proceeding settlement with the Iowa Utilities Board, we are obligated to invest substantially all additional revenues generated by the allowed increase in our rates, except for revenues resulting from inflation adjustments, on capital improvements identified in our network improvement plan. This investment is in addition to our baseline level of network capital expenditures, which is assumed to be $16 million per year. Capital investment in our network improvement plan (including related expenses) was $17.3 million in 2004, $13.3 million in 2005, and is expected to be between $10 million and $11 million in 2006. After we have spent $38.9 million of cumulative capital expenditures in excess of our baseline level, the capital spending commitment will increase or decrease consistent with access line changes. The deregulation of local retail services will reduce our capital expenditure obligations pursuant to our rate settlement agreement. Our network improvement plan for 2005—2007 was approved by the Iowa Utilities Board in January 2005.

We expect that total capital expenditures, including those pursuant to the settlement agreement, will be between $28 million and $30 million in fiscal 2006. We expect to fund all of these capital expenditures through cash generated by our operations. Our capital expenditures can fluctuate from quarter to quarter, and are impacted to some extent by factors beyond our control, such as customer demand, the level of construction activity in our region, and weather.

On July 1, 2006, we completed the purchase of Montezuma Telephone for a total purchase price of $11.9 million, inclusive of $1.2 million in cash and working capital, which are subject to certain future adjustments and $220,000 of direct transaction costs. Additionally, on August 1, 2006 we completed the purchase of Baker, for a total purchase price of $9.0, million inclusive of $590,000 in cash and working capital, which are subject to certain future adjustments, and $158,000 of direct transaction costs.

During the third quarter of 2006, we participated the in the FCC’s auction of Advanced Wireless Services licenses in the 1710-1755 MHz and 2110-2155 MHz bands (AWS-1) (Auction No. 66). Prior to the commencement of the auction, we deposited $3.1 million to establish bidding credits.

During the first nine months of 2006, we sold eight exchanges representing approximately 2,600 access lines. We received net proceeds of approximately $13.3 million.

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

On September 23, 2005, the FCC released an order determining that facilities-based broadband providers and providers of interconnected voice over Internet Protocol (VoIP) services must be prepared to accommodate law enforcement wiretaps pursuant to the Communications Assistance with Law Enforcement Act (CALEA) by May 14, 2007. On May 12, 2006, the FCC released a follow-up order, which reiterates and expands on its earlier conclusions, and reaffirmed the compliance deadline of May 14, 2007. At present, significant industry-wide implementation issues remain, making it difficult to predict the specific nature of any new broadband and VoIP-related CALEA obligations that may ultimately become and remain applicable to us.

Cash Used in Financing Activities

For the nine months ended September 30, 2005 and 2006, net cash used in financing activities was $45.2 million and $62.5 million, respectively. The increase in cash used in the 2006 period as compared to 2005 was primarily attributable to the use of cash on hand at December 31, 2005, to reduce the balance outstanding on the revolving credit facility. Also contributing to the increase in cash used was the higher aggregate amount of dividends paid during the nine months ended September 30, 2006.

Long-Term Debt and Revolving Credit Facilities

Credit Facilities

As a part of our initial public offering and the related debt refinancing in 2004, we entered into an Amended and Restated Credit Agreement with the Rural Telephone Finance Cooperative, as administrative agent, and a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities, and simultaneously retired the previously outstanding senior credit facility with the Rural Telephone Finance Cooperative. In August 2005, we entered into amendments to the credit agreement that reduced the applicable interest rates and clarified certain definitions. As of September 30, 2006, we had outstanding $477.8 million of senior debt under the term facilities, and had $14.0 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of September 30, 2006, $14.0 million was outstanding on the revolving credit facility, $50,000 under letters of credit and $85.9 million was available. Borrowings under the revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of September 30, 2006, we had $14 million outstanding under LIBOR elections at an average all-in rate of 7.40%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder or (b) a base rate election plus an applicable rate adder. On August 26, 2005, the Company entered into Amendment No. 1 to the credit facilities. Amendment No. 1 reduced the applicable rate adder for Term Loan B (i) from 1.00% to 0.75% per annum for the base rate, and (ii) from 2.00% to 1.75% per annum for the LIBOR rate. As of September 30, 2006, $350 million was based upon a LIBOR election effective through December 29, 2006, at an all-in rate of 7.12%. We have entered into interest rate swap agreements to fix the rate on $350 million of Term Loan B as more fully described below. As of September 30, 2006, the interest rate on the remaining $50 million was based upon a LIBOR election effective through December 12, 2006 at an all-in rate of 7.15%.

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of September 30, 2006, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of September 30, 2006.

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

Obligations and Commitments

Our ongoing capital commitments include capital expenditures and debt service requirements. For the nine months ended September 30, 2006 our capital expenditures were $20.4 million; see “—Liquidity and Capital Resources—Cash (Provided by) Used in Investing Activities.”

The following table sets forth our contractual obligations as of September 30, 2006, together with cash payments due in each period indicated.

	Payments Due by Period
Obligation	Total	Oct –Dec. 2006	2007-2008	2009-2010	2011 and after
	(dollars in thousands)
Long-Term Debt:
Senior debt payments	$477,778	$—	$—	$—	$477,778
Revolving credit facility	14,000	—	—	—	14,000
Interest Payments(1)	111,593	6,568	45,609	41,055	18,361
Operating Lease Payments	636	100	406	128	2
Purchase of Advanced Wireless Services licenses(2)	8,371	8,371	—	—	—

Total Contractual Obligations(3)(4)	$612,378	$15,039	$46,015	$41,183	$510,141

(1)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.
(2)	On October 19, 2006, we completed the purchase of Advanced Wireless Services licenses.
(3)	Excludes the estimated working capital payment for the purchase of Baker Communications, Inc. The estimated working capital is $590,000.
(4)	Excludes pension settlement payment expected to occur during 2006 or 2007 as described under “Liquidity and Capital Resources”.

As of September 30, 2006, we had a $50,000 letter of credit outstanding.

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

We are required to perform an annual impairment review of goodwill as required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. No impairment of goodwill or other long-lived assets resulted from the annual valuation of goodwill we conducted in August 2006.

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

A valuation allowance had been recorded at December 31, 2005 and March 31, 2006 for our deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. We determined that, based upon the evidence available as of June 30, 2006 and September 30, 2006, that the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will be, more likely than not, sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance was required for our deferred tax assets, and we reversed the remaining valuation allowance during the second quarter of 2006.

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

The following table presents the key assumptions used to measure pension and OPEB expense for 2006 and the estimated impact on the continuing pension plan and OPEB expense relative to a change in those assumptions:

	Pension	OPEB
Assumptions
Discount rate	5.50%	5.25%
Expected return on plan assets	7.00%	NA
Healthcare costs trend rate
Current	NA	9.50%
Level in 2011	NA	7.00%

	Increase in expense for the nine months ended September 30, 2006
	Pension	OPEB
	(in thousands)
Sensitivities
0.25% decrease in discount rate	$48	$6
0.25% decrease in expected return on plan assets	$9	NA
1% increase in healthcare costs trend rate	NA	$432

Off-Balance Sheet Risk and Concentration of Credit Risk

Other than a $50,000 letter of credit under our credit facilities, we have no known off-balance sheet exposure or risk.

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

New Accounting Pronouncements

In September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires that we recognize the over-funded or under-funded status of our defined benefit and retiree medical plans as an asset or liability in our 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. The Company will be required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. The Company is currently reviewing the impacts of adopting SFAS 158 on its consolidated financial position and results of operations.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Guidance is provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Previously, we had accounted for stock-based compensation under the fair value recognition provisions of SFAS 123. Adoption of SFAS 123 (R) on January 1, 2006 did not have a material effect on our financial position, results of operations or cash flows because all of our outstanding stock options were fully vested at the date of issuance of SFAS 123(R). Additional grants of stock based awards under the 2005 Incentive Plan or modifications to outstanding stock options after the effective date of the standard may result in additional compensation expense pursuant to the provisions of SFAS 123(R).

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

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to $50.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $14.0 million of borrowings drawn under the revolving credit facility at September 30, 2006. With respect to our $77.8 million of borrowings under Terms Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable base rate, from November 2007 through maturity in November 2011. A one percent change in the underlying interest rates for the variable rate debt that was outstanding on September 30, 2006 would have an impact of approximately $640,000 per year on our interest expense while our fixed rates and swaps are in place.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2006 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IOWA TELECOMMUNICATIONS SERVICES, INC. (Registrant)

Signature	Title	Date
/s/ Alan L. Wells	Chairman, President and CEO	November 8, 2006
Alan L. Wells

/s/ Craig A. Knock Craig A. Knock	Vice President, Chief Financial Officer and Treasurer, (Principal Accounting Officer)	November 8, 2006

EXHIBIT INDEX

IOWA TELECOMMUNICATIONS SERVICES, INC.

FORM 10-Q FOR QUARTER ENDED September 30, 2006

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc. - incorporated by reference to Exhibit 3.1 to Iowa Telecom’s Registration Statement on Form S-1/Amendment No. 6 (File No. 333-114349)

3.2	Amended and Restated By laws of Iowa Telecommunications Services, Inc. - incorporated by reference to Exhibit 3.2 to Iowa Telecom’s Registration Statement on Form S-1/Amendment No. 6 (File No. 333-114349)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.