Form 10-K
period 2006-12-31
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2007-03-05
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2006, was approximately $544,355,815 computed upon the basis of the closing sales price of those shares on the New York Stock Exchange on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded.

There were 31,718,970 shares of Common Stock, $0.01 par value, outstanding as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the Registrant’s 2007 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

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

The words “believes,” “anticipates,” “expects,” “intends,” “plans,” “estimates,” “projects,” “will,” “should,” “continues” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to risks and uncertainties, including those identified under “Business,” “Dividend Policy and Restrictions,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as:

•	technological developments and changes in the telecommunications industry;

•	increased price and service competition;

•	changes in federal and state legislation and the rules and regulations enacted pursuant to that legislation;

•	regulatory limitations on our ability to change our pricing for communications services;

•	possible changes in the demand for our products and services; and

•	the matters described under Item 1A, “Risk Factors.”

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

General Information

We maintain a website at www.iowatelecom.com to provide information to the general public and our shareholders about our products and services, along with general information about Iowa Telecommunications Services, Inc. (“Iowa Telecom”) and its management, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC from our investor relations department by calling (641) 787-2089, through an e-mail request from our website at www.iowatelecom.com, through our website by clicking the direct link from our “Investor Relations” page on our website or directly from the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. Any material changes made to our Code of Business Conduct and Ethics or any waivers granted to any of our directors or executive officers will be publicly disclosed by filing a current report on Form 8-K within four business days of such material change or waiver. There were no material changes to the code or waivers granted during 2006. Our Board of Directors also has adopted Corporate Governance Guidelines and written charters for its Audit, Compensation, and Nominating and Governance committees that comply with the rules of the New York Stock Exchange. Copies of the Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters of the Audit, Compensation, and, Nominating and Governance committees are available on our website at www.iowatelecom.com. In addition, these documents are available upon request by contacting our investor relations department at (641) 787-2089 or through an e-mail request from our website at www.iowatelecom.com.

This Annual Report on Form 10-K includes the certifications required of our chief executive officer and our chief financial officer by Section 302 of the Sarbanes-Oxley Act. In addition, the annual certification of the chief executive officer regarding compliance by the company with the corporate governance listing standards of the New York Stock Exchange was submitted without qualification following the 2006 annual meeting of shareholders.

PART I.

ITEM 1. Business

Company Overview

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa, serving over 440 communities across the state. We are the second largest local exchange carrier in Iowa and estimated to be in the top 20 largest in the United States. We currently operate 288 telephone exchanges as the incumbent or “historical” local exchange carrier and are currently the sole telecommunications company providing wireline services in approximately 85% of these exchanges. Together with our competitive local exchange carrier subsidiaries, we provide services to approximately 252,000 access lines in Iowa.

Our core businesses are local telephone service and the provision of network access to other telecommunications carriers for calls originated or terminated on our network. These businesses generated 74% of our total revenues for the year ended December 31, 2006.

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

We are the largest provider of wireline telecommunications services to rural communities in Iowa. We are the sole telecommunications company currently providing wireline services in approximately 85% of our incumbent local exchanges. Our incumbent market position has allowed us to pursue increased revenues per access line by cross-selling additional services to existing subscribers, including offering integrated packages, or bundles, of local, long distance and Internet service on a single monthly customer bill. Since the GTE Midwest Incorporated acquisition, we have expanded our toll, or long distance, services and have introduced dial-up and DSL Internet access as profitable new businesses.

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

On July 1, 2006, we completed the purchase of the Montezuma Mutual Telephone Company (“Montezuma Telephone”). Montezuma Telephone provides telecommunications services to 2,100 access lines, cable television service to approximately 1,350 subscribers and Internet access service to more than 950 subscribers, most of which are located in Montezuma, Iowa.

On August 1, 2006, we completed the purchase of Baker Communications, Inc. (“Baker Communications”). Baker Communications designs, develops, and provides ongoing support of technology solutions for clients. Areas of specialization include enterprise voice solutions, Internet protocol (“IP”) communications and data networking. Baker Communications is headquartered in Des Moines, Iowa, with additional offices in Cedar Rapids, Iowa and Omaha, Nebraska.

Our Strategy

Our objective is to continue to strengthen our position as a leading provider of telecommunications services, focusing primarily on non-metropolitan markets in the Midwest. To achieve this goal, we intend to pursue the following strategies:

•

Maintain Stable Cash Flows from Operations and Disciplined Capital Spending. We have a diverse residential and business customer base that produces a recurrent revenue stream and relatively predictable cash flows. We intend to maintain our financial performance by continuing to grow revenue and improve operating efficiency throughout our businesses. We make disciplined capital expenditure decisions, focusing on investments made for maintaining high quality service, cost structure improvement, and cash flow generation.

•

Leverage and Enhance Local Presence and Customer Loyalty. We have a strong commitment to local presence and customer relationships. We have created a community relations staff dedicated to maintaining relationships with local leaders and civic organizations. As a result of this and other initiatives, we believe Iowa Telecom has developed a brand identity as a responsive, locally oriented service provider. We intend to use this strong reputation to maintain our competitive market position, cross-sell additional services to our current subscribers and expand our existing customer base.

•

Increase Revenue per Access Line by Selling Additional and Enhanced Services. We actively market long distance service, dial-up and DSL Internet access service, satellite video service and enhanced local services (such as call waiting, caller ID and voice mail) to our local customers as bundled services billed on the same monthly statement the customer receives for basic local service. We have demonstrated success in cross-selling these services to our customer base. The following table shows the average revenue per access line from some of these additional services for the years ended December 31, 2004, 2005 and 2006:

	Additional and Enhanced Services Average Revenue Per Access Line(1)
	Year Ended December 31,
Service	2004	2005	2006
Toll (long distance)	$87	$91	$85
Dial-up Internet	41	37	30
DSL	21	42	66
Enhanced local services	24	29	33

Total	$173	$199	$214

(1)	Average revenue per access line is computed by dividing the total revenue for the specified service for the period by the average of the access lines at the beginning of the period and the end of the period.

We intend to pursue increased sales of these services to our existing customers and, where appropriate, to introduce ancillary services to our customers.

•

Prudent Expansion of Our Service Area Through our Competitive Local Exchange Carrier Subsidiaries. We intend to leverage our strong local presence, superior customer service and economies of scale to pursue customers in markets adjacent to our rural local exchange carrier markets through our competitive local exchange carrier subsidiaries, ITC and IT Communications. We plan to continue this strategy by seeking growth opportunities on a low-cost, selective basis. In 2007, we plan to maintain this limited investment approach as we continue to grow our competitive local exchange carrier business.

•

Grow Through Selective Strategic Acquisitions. We intend to continue pursuing a disciplined process of evaluating select acquisitions of access lines from Regional Bell Operating Companies and other rural local exchange carriers, as well as evaluating acquisitions of providers of businesses complementary to ours. Over the past several years, Regional Bell Operating Companies have divested a significant number of access lines nationwide and are expected to continue these divestitures in order to focus on larger markets. We also believe there may be attractive opportunities to acquire rural local exchange carriers, which we believe will likely consolidate as competitive pressures intensify. In Iowa alone, there are approximately 150 rural local exchange carriers serving a fragmented market representing approximately 230,000 access lines. One of our key acquisition criteria will be the potential of any proposed transaction to increase our free cash flow per share.

Products, Services and Revenue Sources

We provide wireline local exchange telecommunications services to residential and business customers in over 440 communities throughout Iowa through our incumbent local exchange carrier and our competitive local exchange carrier subsidiaries. Approximately 74% of our access lines serve residential customers and 26% serve business customers. We generate revenues by providing our customers:

•	local services, which include basic local telephone service and enhanced local services like voice mail, caller ID and call forwarding;

•	network access services to interexchange carriers for the origination and termination of interstate and intrastate long distance phone calls on our network;

•	toll (also known as long distance) services; and

•	other services and sales, including dial-up and DSL Internet access service, satellite video and the sale, installation and maintenance of customer premise voice and data equipment.

We complement our basic local telephone services by actively marketing products under the Iowa Telecom brand. We believe that our ability to cross-sell to our customer base in this way is bolstered by the fact that we are currently the sole local telecommunications provider in approximately 85% of the exchanges we serve as the incumbent carrier. The following table shows our revenues and sales for each of the years ended December 31, 2004, 2005 and 2006 by category of service:

	Year Ended December 31,
	2004(1)		2005		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Local services	$82,778	36%	$75,581	33%	$76,428	33%
Network access services	94,957	42%	101,227	44%	96,217	41%
Toll services	23,167	10%	23,813	10%	21,804	9%
Other services and sales	27,217	12%	31,019	13%	39,636	17%

Total revenues and sales	$228,119	100%	$231,640	100%	$234,085	100%

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

Local Services

Basic local services enable end user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. The maximum amount that we may charge for basic local service for residential and single line business customers is determined by the Iowa price regulation plan under which we operate. We also provide Extended Area Services, a mandatory expanded calling service to selected nearby communities at a flat monthly rate, which is also considered to be a basic monthly service.

In addition to subscribing to basic local telephone services, our customers may choose from a variety of enhanced or non-basic communications services which are also classified as local services. These include call waiting, call forwarding, caller ID, voice mail and three-way calling and are billed on the customer’s monthly bill for basic local service. Offering such services to local customers through bundled service packages is an important part of our strategy to increase average revenue per subscriber.

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

Toll Services

We began offering toll, or long distance, services in July 2000 through sales to our established customer base. We have leveraged our customer relationships and single billing approach to achieve revenue growth for toll service with minimal need for additional capital expenditures. The following table shows our number of toll service subscribers as of the date shown:

Subscribers as of December 31,
2004	2005	2006
135,800	142,800	146,600

We market long distance service under our Iowa Telecom brand name, but we provide service through resale arrangements we have with a variety of carriers. Long distance revenues are earned as our long distance customers place calls, with charges generally based on the length of the call and the applicable per-minute rate. Some customers pay a fixed minimum monthly charge for our long distance service independent of calls actually made. In order to offer attractively priced options to our customers, we often bundle long distance service with our local services, dial-up and DSL Internet access offerings.

Other Services and Sales

Other services and sales consists largely of revenues generated by our dial-up and DSL Internet access services and the sale, installation and maintenance of the customer premise voice and data equipment. We began offering dial-up internet access service in 2000, and DSL Internet access service in a few markets in late 2001. We currently have DSL equipment installed in all of our 288 incumbent exchanges. We estimate that we are currently capable of providing DSL Internet access service to approximately 75% of our access lines. Approximately 32% of our access line customers subscribe to our dial-up or DSL Internet service. The following table shows our number of dial-up and DSL Internet access service subscribers as of the dates shown.

	Subscribers as of December 31,
Service	2004	2005	2006
Dial-up Internet	51,500	41,700	31,500
DSL	15,600	31,200	50,000

Total	67,100	72,900	81,500

Competitive Local Exchange Carrier Services

We currently provide competitive local exchange carrier services through our wholly-owned subsidiaries, ITC and IT Communications (sometimes referred to together as “the CLEC”). The CLEC currently offers a broad range of traditional and enhanced wireline communications services to business and residential customers in 21 exchanges throughout Iowa. As of December 31, 2006, the CLEC served approximately 23,800 total access lines. We view our competitive local exchange carrier business as a cost-effective way to leverage our Iowa Telecom brand and corporate infrastructure into markets adjacent to those served by our incumbent local exchange carrier operations. Our primary strategy has been to target contiguous markets that historically have been underserved and subject to minimal competition. In these markets, we can compete cost effectively through our interconnection agreements with the incumbent provider, pursuant to which we may lease lines on a “wholesale” basis.

We have historically entered selected exchanges by utilizing a low-risk unbundled network element platform. This entry strategy permitted us to use the incumbent carrier’s existing loop and switches and thus required minimal upfront capital investment on our part. Although the FCC has revised the rules that govern the availability of the unbundled network element platform, we believe we can continue to profitably provide competitive local exchange services as a result of a contractual arrangement entered into in January 2005 with the incumbent provider for switching services and leased lines. Our contracted rates ranged from $17.46 to $18.99 per line per month during 2005. Beginning January 1, 2006, the range for our rates increased to $17.71 to $20.02 per line per month. We intend to consider installing owned communications equipment in a community only after we have achieved sufficient scale and we believe such investment can be cost effective.

ITC began operations in February 2002. IT Communications began operations in January 2006 in Iowa City, Iowa and has since expanded to Ames and Cedar Rapids, Iowa. As of December 31, 2006, the CLEC served approximately 9,100 business and 14,700 residential access lines and currently accounts for 9% of Iowa Telecom’s total access lines. The cost to expand our competitive local exchange carrier operations is predominantly comprised of variable expenses such as marketing and sales expenses, which allows us to more readily control the level of cash flow required to support expansion of this business and provides the opportunity to lower spending levels if necessary. In 2007, we plan to maintain this limited investment approach as we continue to grow our competitive local exchange carrier business.

Sales and Marketing

We have established a sales and marketing organization that centralizes marketing strategies and deploys sales and customer services resources locally. We have a dedicated sales force for business customers and have 19 local offices at which customers can contact us in person to address their needs.

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

To address our customers’ needs, we have established in-state support operations, including 19 customer offices and three customer contact centers. These customer offices and contact centers provide us with a significant degree of customer contact, thereby affording us an opportunity to offer and sell additional and enhanced services to our subscribers. In addition, we have created a community relations department whose purpose is to maintain an ongoing relationship with community leaders and organizations throughout our service area, with a view to developing Iowa Telecom’s brand identity as a responsive, locally oriented provider. We believe this reputation also enhances our potential to cross-sell additional services to our existing subscriber base.

We also offer local telephone services in attractively priced bundled packages including long distance, enhanced local services, dial-up and DSL Internet access services and video services. We believe bundled services are popular with customers because they permit the purchase of a number of services at a discount to the pricing that would be available on an individual service basis. We intend to continue to expand this marketing strategy, which we expect will increase average revenue per access line. We also believe that integrated packages of quality services result in a more loyal and satisfied customer base, thereby reducing subscriber turnover.

Competition

Local Service. We currently face measurable competition from other providers of local services in approximately 44 of the 418 communities our incumbent local exchange carrier serves. We believe that in approximately 36 of these communities, independent local exchange carriers operating in adjacent exchanges and municipal utilities have constructed networks to provide competitive local exchange carrier services to customers in our exchanges. In other communities, competitive local exchange carriers are reselling our services or using their own facilities in combination with ours to provide telecommunications services. We estimate that our largest competitive local exchange carrier competitor serves approximately 9,300 lines in six of the exchanges in which we are the incumbent local exchange carrier. We estimate that our second largest competitive local exchange carrier competitor serves approximately 3,600 lines in three of the exchanges in which we are the incumbent local exchange carrier, and that our remaining competitive local exchange carrier competitors (none of which serve more than four exchanges in which we are the incumbent local exchange carrier) serve an average of fewer than 500 lines per exchange.

MCC Telephony of Iowa, Inc., the telecommunications affiliate of Mediacom, the dominant cable television provider in Iowa, is certificated to provide competitive local telecommunications service in approximately 100 Iowa Telecom exchanges. MCC’s stated business plan is to use Sprint Communications Company L.P. (“Sprint”) as an intermediary in interconnecting with incumbent local exchange carriers throughout Iowa, including Iowa

Telecom, while MCC would retain the retail customer relationship. MCC has already entered the Des Moines market, but has yet to provide traditional wireline local exchange services in non-Qwest markets in Iowa, which we believe is at least partially due to the timing of MCC or Sprint obtaining and implementing agreements with us and certain other incumbent carriers. MCC’s ability to enter non-Qwest markets in Iowa, including Iowa Telecom’s, without its own interconnection agreement with such incumbent carriers remains a contested issue in federal court, although, for the time being, Iowa Telecom and certain other incumbent carriers are subject to Iowa Utilities Board-approved interconnection agreements with Sprint. Further, Iowa Telecom is subject to an Iowa Utilities Board order, also currently on appeal in federal court, requiring us to provide certain interconnection services pursuant to these interconnection agreements. Iowa Telecom is required to provide certain interconnection services while these appeals are pending. We cannot predict the outcome of the pending appeals.

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

Wireless and Emerging Technology Competition. We estimate that wireless service providers served approximately 1.82 million subscribers in Iowa as of June 2006, based on the most recent FCC data available. We expect that wireless providers will continue to provide services that compete with ours. Technological developments in cellular telephone features, personal communications services, telephone services over cable television systems, satellite, voice over Internet protocol, high-speed fiber optic networks and other technologies will continue to provide our customers with alternatives to the traditional local telephone services we provide.

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

Our Competitive Local Exchange Carrier Subsidiaries. We have two competitive local exchange carrier subsidiaries—ITC and IT Communications. The CLEC provides services in 21 of Qwest’s Iowa exchanges. ITC generally offers the same local exchange services as those offered by Qwest and provides DSL Internet access service in all exchanges in which it operates, using either Qwest’s wholesale service or owned facilities. IT Communications was formed in late 2005 to focus on larger markets in Iowa, and now serves Iowa City, Ames and Cedar Rapids.

Long Distance. We face significant competition in the long distance market. The FCC lists approximately 500 interexchange (toll) carriers in Iowa, a substantial number of which are, or are affiliated with, providers of local exchange services in Iowa. AT&T, Sprint, and MCI currently are the other major long distance providers in our service territory. We believe that wireless service also competes with the traditional wireline long distance service that we provide. Although the long distance market is competitive, we believe we are in a good position relative to our competitors given our local presence, strong brand and ability to offer both long distance and local services in a single bill. Approximately 58% of our local access lines also subscribe to one of our long distance services.

Dial-up and DSL Internet Access. In many markets we face competition from other dial-up and broadband Internet access service providers. Many dial-up competitors are neighboring incumbent local exchange carriers, small proprietors with service in only a few communities or, in some circumstances near larger Iowa communities, national providers such as America Online and the Microsoft Network. In some of our markets, broadband competition exists from cable television providers (principally Mediacom Communications), wireless broadband providers using non-licensed spectrum and competitive local exchange carriers that either have their own facilities or have collocated DSL equipment in our central offices. We believe our ability to sell dial-up or broadband services on a bundled basis with local and long distance service enhances our competitive position for continued growth in sales of dial-up and DSL Internet access service.

Customers

Our incumbent local exchange carrier currently operates 288 local telephone exchanges in 418 largely rural communities. Our business is largely concentrated in the eastern and southern portions of Iowa. According to the 2000 U.S. Census, our service area includes four communities with a population over 9,000; ten communities with a population between 5,001 and 9,000; 25 communities with a population between 2,000 and 5,000; and 379 communities with a population under 2,000. The largest five communities in our service area in Iowa are (2000 population figures in parentheses): Newton (15,579); Pella (9,832); Fairfield (9,509); Grinnell (9,105); and Mount Pleasant (8,751). These five communities represent approximately 14% of the access lines we serve.

Approximately 75% of our incumbent local exchange carrier access lines serve residential customers. We also provide services to several large businesses in our service area, including, Pella Corporation (headquartered in Pella) and Vermeer Manufacturing Company (also headquartered in Pella). In addition, Grinnell and Pella are each home to a four-year university, namely Grinnell College and Central College. No single local service customer represented more than 5% of our revenues from 2004 to 2006.

As a competitive local exchange carrier, we currently operate in 21 local telephone exchanges which provide service to 24 communities with an aggregate population of 525,000. According to the 2000 U.S. Census, our CLEC service area includes fifteen communities with a population over 10,000, eight communities with a population between 5,001 and 10,000, and one community with a population below 5,000. The largest five communities served by the CLEC are (2000 population figures in parentheses): Cedar Rapids (120,758); Iowa City (62,220); Ames (50,731); Clinton (27,772); and Ankeny (27,117). These five communities represent approximately 20% of the total access lines in our competitive local exchange carrier markets. Approximately 62% of the access lines in our competitive local exchange carrier markets serve residential customers.

Network access charges historically have been one of our largest sources of revenues. Of the carriers paying these charges, AT&T is our single largest customer and represented approximately 11% of our revenue in 2006 and 12% in 2005, while no other customer has accounted for more than 10% of our revenue during the past three years.

Network Facilities

All of our exchanges are served by digital switches that we own, the majority of which were manufactured by Nortel Networks. All of our switches are capable of providing one-plus equal access for long distance service and are linked through a combination of aerial, underground and buried cable, including more than 3,100 miles of fiber optic cable. Most of our primary network routes have been upgraded from copper to fiber optic cable. The advantages of fiber optic cable compared to copper facilities are greater capacity and flexibility and enhanced transmission quality and reliability. Our network operations and monitoring services are provided on a contract basis by Iowa Network Services, Inc., which also provides those services for its own network and for other local exchange carriers in Iowa. Automated alarm systems are in place to alert us to problems with our facilities, and our own technicians are on call to make any necessary repairs to the network.

The network facility upgrades we have completed since the GTE Midwest Incorporated acquisition in June 2000 include the following:

•	we have deployed DSL Internet access service to all 288 exchanges, including those of Montezuma Mutual Telephone Company. We believe approximately 75% of our access lines are now DSL eligible.

•	we have built a widespread data network to support our dial-up and DSL Internet access services customers.

•

we have migrated most of the interexchange communications traffic originating from or terminating to our switches onto our own network facilities, reducing costs paid to third parties and increasing our network access charge revenues.

•

we have reduced the number of access lines utilizing analog carrier technology from approximately 4,600 to approximately 950. Analog carrier lines are not fully compatible with advanced telephone services such as high-speed Internet.

•	we have deployed voice-mail services to additional exchanges and are now able to offer voice-mail services to 259 exchanges and approximately 211,000 customers.

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

Employees

We employ approximately 644 full-time employees, of which 638 are based in Iowa and 6 are based in Nebraska. A total of approximately 363 employees are located at our headquarters in Newton, Iowa and our operations center in Grinnell, Iowa.

We have a collective bargaining agreement with the Communications Workers of America, or CWA, which covers approximately 184 of our employees and expires in May 2007. We also have a collective bargaining agreement with the International Brotherhood of Electrical Workers, or IBEW, which covers approximately 24 of our employees and expires in June 2009. There have been no work stoppages or strikes by our IBEW or CWA employees in the past 10 years, and we consider our labor relations to be good.

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

The following description discusses some of the major telecommunications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may influence our business. When we refer to “our incumbent local exchange carrier,” we mean Iowa Telecommunications Services, Inc., and, when we refer to “our independent local exchange carrier,” we mean our incumbent local exchange carrier operations other than those of Iowa Telecommunications Services, Inc. – i.e., Montezuma Mutual Telephone Company. When we refer to “our competitive local exchange carriers,” we mean our Iowa Telecom Communications, Inc. and IT Communications, LLC subsidiaries.

Federal Regulation

We are subject to, and must comply with, the federal Communications Act of 1934, as amended by, among other things, the Telecom Act (the “Communications Act”). Under the Communications Act, we must obtain FCC approval before we transfer control of our company, assign, acquire, or transfer licenses or authorizations issued by the FCC or before we discontinue our interstate service in any area.

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

We provide two types of access services, special access and switched access. The rates for special access, which is provided via dedicated circuits connecting long distance carriers, other carriers and certain end users to our network, are structured as flat-rate monthly charges. Rates for switched access are structured as a combination of flat-rate monthly charges, which are paid by end users, and per-minute traffic sensitive charges, which are paid by long distance carriers. A significant amount of our revenues come from access charges derived from intrastate, interstate and international transmissions.

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

Our incumbent local exchange carrier files tariffs for its interstate access charges with the FCC annually. Our 2006 filing became effective on July 1, 2006 without objection.

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

In April 2001, the FCC released a Notice of Proposed Rulemaking to determine whether to adopt a unified regime that would apply to all of these intercarrier compensation arrangements; such a regime could be a successor to the five-year transitional access charge system established by the CALLS Order. We are currently a party to one of the major industry intercarrier compensation reform proposals under consideration by the FCC – the proposal known as the Missoula Plan, filed with the FCC on July 24, 2006. The FCC received comments on the Missoula Plan in December 2006 and February 2007. The outcome of the FCC’s proceedings is uncertain, but it could result in significant changes to the way in which we receive compensation from other carriers and our end users. At this time, we cannot predict whether the FCC or Congress will change the current system and, if so, whether and to what extent any changes will affect our incumbent local exchange carriers’ or our competitive local exchange carriers’ access charge revenues and other reciprocal compensation receipts and payments.

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

As of December 31, 2006, our incumbent local exchange carrier had interconnection agreements with 36 of the competitive local exchange carriers authorized to offer local service in our service area, and 12 active interconnection agreements in force with wireless carriers. We are currently negotiating five additional interconnection agreements with wireline competitors.

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

The CALLS Order also provided for a phase-out of implicit universal service support mechanisms (which had, in part, relied on setting rates for interstate access above cost), to be replaced with more explicit subsidy mechanisms. The CALLS Order created an Interstate Access Support fund as part of the Universal Service Fund to accomplish this objective. For 2006, our incumbent local exchange carrier received approximately $3.3 million in universal service support from this portion of the fund.

Our competitive local exchange carriers serving 21 competitive local exchange carrier exchanges have been certified as eligible telecommunications carriers in Iowa by the Iowa Utilities Board. ITC receives no high-cost or Interstate Access Support for the Qwest markets it has entered because Qwest currently receives no high cost support and only nominal Interstate Switched Access Support for the exchanges served by ITC. Qwest receives no high cost support and no Interstate Switched Access Support for the three exchanges served by IT Communications, and therefore IT Communications receives no universal service support.

Our incumbent local exchange carrier and competitive local exchange carriers are required to make contributions to the federal universal service program based on methodologies and procedures established by the FCC. Contributions to the federal universal service fund are based on revenues from interstate and international services. In accordance with FCC rules, we recover our contributions from our customers through a surcharge on interstate and international revenues. The surcharge is adjusted each quarter and has increased in recent quarters. In 2006, our incumbent local exchange carrier and competitive local exchange carriers collected and contributed to the universal service fund approximately $3.4 million and $151,000, respectively. While suspensions of some universal service fund payments to schools and libraries pursuant to the Federal Anti-Deficiency Act in the Fall of 2004 were thought by industry experts to foreshadow potential related delays or suspensions of payments from other support programs administered by the Universal Service Administrative Company, perhaps including Interstate Access Support payments received by our incumbent local exchange carrier, Congress has prevented any suspensions of such payments through at least December 31, 2007. We cannot predict whether and for how long Interstate Access Support payments might be delayed or suspended or how actions to address this problem may affect us.

In 2000, the FCC implemented new rules requiring the high cost universal service support received by non-rural telephone companies to be based on forward-looking costs. In May 2001, the FCC adopted a proposal from the Rural Task Force to reform universal service support for rural areas. Although the rules adopted in response to the Rural Task Force proposal were to expire July 1, 2006, no replacement rules have been established, leaving the current regime temporarily in place. Under the currently-effective rules, eligible rural carriers will continue to receive support based on a modified embedded cost mechanism. The FCC has indicated that, upon replacement of the rules adopted in response to the Rural Task Force proposal, it will develop a comprehensive plan for high-cost support mechanisms for rural and non-rural carriers, which may rely on forward-looking cost estimates. The FCC referred these issues to the Federal-State Joint Board on Universal Service, which, in August 2004, requested comment on future federal universal service support mechanisms for rural carriers and, in August 2005, sought further comment on more detailed proposals. Some of these proposals include moving significantly more carriers (including mid-sized carriers such as our incumbent local exchange carrier) to support based on forward-looking cost. We do not expect the Joint Board to issue a recommendation until at least the second quarter of 2007, which would then likely be followed by FCC consideration of the Joint Board’s recommendation.

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

Communications Assistance for Law Enforcement Act. Under the Communications Assistance for Law Enforcement Act (“CALEA”) and related federal statutes, we are required to provide law enforcement officials with call content and call identifying information under a valid electronic surveillance warrant and to reserve a sufficient number of circuits for use by law enforcement officials in executing court-authorized electronic surveillance. We believe we are in compliance with the laws and regulations, as currently applied. On September 23, 2005, the FCC released an order determining that facilities-based broadband providers and providers of interconnected voice over Internet Protocol (“VoIP”) services must be prepared to accommodate law enforcement wiretaps pursuant to the “CALEA” by May 14, 2007. On May 12, 2006, the FCC released a follow-up order further detailing compliance obligations, although uncertainty remains regarding technical aspects of such compliance. We cannot predict whether and when the FCC might modify such regulations or any other rules, or what compliance with new rules might cost.

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

Regulation of Our Independent Incumbent Local Exchange Carrier. Our independent incumbent local exchange carrier, Montezuma Telephone, which for regulatory purposes is treated as independent of our incumbent local exchange carrier, is generally subject to the same federal regulation as our incumbent local exchange carrier, with certain exceptions. First, Montezuma Telephone continues to maintain the rural exemption from certain interconnection obligations. Second, Montezuma Telephone’s interstate access charges are subject to historical investment-based rate regulation applicable to non-price-cap carriers. Montezuma Telephone, in particular, falls into the category of non-price-cap carriers known as “average schedule” companies, whose historic costs are simulated through formulae, individual company data and pooled data. Montezuma Telephone, through a management agreement with Iowa Wireless Services, LLC (“Iowa Wireless”), provides commercial mobile radio (mobile wireless) service in its incumbent local exchange carrier service territory and is subject to provisions of the Communications Act and FCC rules concerning wireless carriers. Montezuma Telephone also provides cable television service in Montezuma, Deep River, and Barnes City, an activity also subject to provisions of the Communications Act and FCC rules. Neither Montezuma Telephone’s mobile wireless nor cable television service are subject to federal rate regulation. Just as we are unable to predict the outcome of pending and potential proceedings affecting the federal regulation of our incumbent local exchange carrier, we are unable to predict the outcome of such proceedings, such as intercarrier compensation reform, on our independent incumbent local exchange carrier subsidiary.

Regulation Applicable to our Advanced Wireless Service Licenses

We currently hold 15 FCC Advanced Wireless Services licenses in Iowa. Our ownership of these licenses subjects us to FCC regulation of the wireless services we may choose to provide and the technical operating characteristics of the network equipment we may utilize. In addition, our rights to renew these licenses at the end of their initial 15-year terms will depend, at least in part, on our compliance with build-out requirements promulgated by the FCC. We cannot predict changes that may occur in the FCC’s regulation of our Advanced Wireless Services licenses, the network we may build or the services we may provide over the period of time we may hold the licenses.

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

State Regulation

Incumbent Local Exchange Carrier. The Iowa Utilities Board is responsible for regulating the rates, terms and conditions pursuant to which our incumbent local exchange carrier provides basic intrastate local telephone service and switched access service for intrastate transmissions within Iowa. The Iowa Utilities Board also has jurisdiction over the service quality of the incumbent local exchange carrier’s intrastate services and relationships with our customers. As required by the Iowa Utilities Board, our incumbent local exchange carrier files and receives approval of tariffs for local telephone and switched access service. These tariff filings are available on our web site. The Iowa Utilities Board does not regulate the rates our incumbent local exchange carrier charges for other services, including intrastate long distance, intrastate special access, directory assistance, voicemail and local private line services, or for services provided to multi-line business customers.

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

The jurisdiction of the Iowa Utilities Board over our local retail rates changed dramatically as a result of state deregulatory legislation that became effective on July 1, 2005. Pursuant to this legislation, each telephone utility then subject to rate regulation, such as Iowa Telecom, was permitted to elect to deregulate its charges for all of its retail business and residential local exchange services except single line flat-rated residential and business service and Extended Area Services, which will remain rate regulated until at least June 30, 2008. We exercised this option effective July 1, 2005. For services that remain rate-regulated, monthly rates may be adjusted annually by one dollar for residential lines and two dollars for business lines, plus an inflation increment, up to a monthly rate cap of $19.00 for residential lines and $38.00 for business lines. Pursuant to a January 25, 2007 interpretation by the Iowa Utilities Board, the $19.00 and $38.00 limits are inclusive of any incremental inflationary adjustments and, therefore, once met, do not permit further inflationary adjustments. Upon request by a utility, however, rates may be modified by the Iowa Utilities Board to reflect exogenous factors beyond the control of the utility. These rates do not include charges for Extended Area Services, which, to the extent that it is offered in conjunction with single line flat-rate service, remains regulated by the Iowa Utilities Board. Single line flat-rated business and residential service and EAS will also be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. If the Iowa Utilities Board decides to continue price regulation to 2010, both residential and business monthly rates may be increased up to two dollars during each twelve-month period of the extension and the overall rate caps of $19.00 and $38.00 will be eliminated.

Pursuant to Iowa Telecom’s election, all retail offerings other than single line flat-rate residential and business service (and associated Extended Area Services), such as calling features, second residential lines, Centrex, and bundled packages, were deregulated effective July 1, 2005.

Our intrastate switched access rates continue to be rate-regulated as they were prior to July 1, 2005 – capped at the level set in 1998. The prohibition on changes in our incumbent local exchange carrier’s intrastate access charges did not apply to the intrastate carrier common line rate, which the Iowa Utilities Board set at $0.03 per intrastate minute of use.

In April 2004, our incumbent local exchange carrier reached a settlement agreement with the Iowa Utilities Board and other parties. Pursuant to the settlement agreement, we are obligated to invest substantially all additional revenues generated by the allowed increase in our rates, except for revenues resulting from inflation adjustments, on capital improvements identified in our network improvement plan. This investment is in addition to our baseline level of network capital expenditures, which was assumed to be $16 million per year during the initial period of the plan. The initial period continued until we had spent $38.9 million of cumulative capital expenditures in excess of our assumed baseline investment level. This requirement was satisfied in 2006. Beginning in 2007, both the baseline and the incremental investment levels will increase or decrease consistent with access line changes and further deregulation. We expect that a minimum annual capital investment of approximately $18 million will satisfy the ongoing commitments.

The new law that became effective July 1, 2005 also gives the Iowa Utilities Board jurisdiction to entertain a complaint by certain local exchange carriers that other carriers have engaged in activity that is inconsistent with the antitrust laws and the policies underlying them, and allows the Iowa Utilities Board to punish such behavior by adjusting retail rates in an amount sufficient to correct the antitrust activity, ordering the local exchange carrier engaging in such activity to pay costs incurred by the complainant in pursuing the complaint, imposing civil penalties against the local exchange carrier engaging in such activity, and ordering either the complainant or the other local exchange carrier to pay the costs of the complaint proceeding including the other party’s reasonable attorney fees.

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

Competitive Local Exchange Carriers. We have two competitive local exchange carrier subsidiaries—ITC and IT Communications. The CLEC provides services in 21 of Qwest’s Iowa exchanges. ITC generally offers the same local exchange services as those offered by Qwest, using unbundled network facilities provided by Qwest pursuant to our agreement with them, and provides DSL Internet access service in all the exchanges in which it operates, using either Qwest’s wholesale service or owned facilities. IT Communications began operations in January 2006. IT Communications operates similarly to ITC, but is focused on larger markets in Iowa, presently

Iowa City, Cedar Rapids and Ames. The Iowa Utilities Board does not have jurisdiction over the rates for local basic communications service of our competitive local exchange carriers, but our competitive local exchange carriers do file tariffs regarding the terms and conditions for such service with the Iowa Utilities Board.

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

Independent Incumbent Local Exchange Carrier. As a provider of fewer than 15,000 access lines, our independent incumbent local exchange carrier, Montezuma Telephone, is not subject to the retail and access rate regulation of the Iowa Utilities Board, although it is subject to the Board’s complaint jurisdiction regarding intrastate access rates. Neither Montezuma Telephone’s mobile wireless nor cable television service is subject to state rate regulation. Montezuma Telephone provides cable television service pursuant to franchise agreements with the cities of Barnes City, Deep River and Montezuma which include certain operational requirements.

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

ITEM 1A. Risk Factors

Set forth below are risks and uncertainties that could cause actual future results to differ materially from those described herein.

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

In addition, we may incur substantial additional indebtedness in the future. Any additional debt incurred by us could increase the risks associated with our substantial leverage.

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

These restrictions could limit our ability to obtain future financing, make acquisitions or fund capital expenditures, withstand downturns in our business or take advantage of business opportunities. Furthermore, the credit facilities also require us to maintain specified total leverage and fixed charge coverage ratios and satisfy specified financial condition tests, and may require us to make annual mandatory prepayments with a portion of our available cash. See “Long-Term Debt and Revolving Credit Facilities” in Item 7 of this report. Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

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

There may be volatility in the trading price of our common stock, which could negatively affect the value of an investment in our common stock.

The market price of our common stock may fluctuate widely as a result of various factors, such as period-to-period fluctuations in our operating results, sales of our common stock by significant shareholders, developments in the telecommunications industry, the failure of securities analysts to cover our common stock or changes in financial estimates or opinions by analysts, competitive factors, regulatory developments, economic and other external factors, interest rates, general market conditions and market conditions affecting the stock of telecommunications companies in particular. Telecommunications companies have in the past experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. Any such market volatility may have a significant adverse effect on the market price of our common stock.

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

Certain investors that held shares of our common stock prior to our initial public offering in November 2004, continue to hold 943,907 shares of common stock as of December 31, 2006. These shares are eligible for resale pursuant to Rule 144(k) under the Securities Act. In addition, members of our management and other employees hold fully vested options to purchase a total of 682,579 shares of our common stock as of December 31, 2006, all of which have been registered under the Securities Act of 1933 and may be exercised and sold at any time.

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

One of our shareholders that held shares of our common stock prior to our initial public offering, Iowa Network Services, Inc., as of December 31, 2006 held approximately 3.0% of our outstanding common stock through one of its subsidiaries, Pine Island Capital Corporation. Iowa Network Services, Inc. is in the telecommunications business and provides long distance, wireless, dial-up and DSL Internet access and other services throughout Iowa that compete with certain aspects of our business to the extent permitted by the terms of non-competition arrangements between Iowa Network Services, Inc. and us. We anticipate that Iowa Network Services, Inc. will continue to compete with us in the future, and such competition may intensify following any reduction in Iowa Network Services, Inc.’s equity interest in us.

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

We face actual or potential competition from other telecommunications service providers, including wireless service providers, who have entered and may continue to enter our service areas. Such competition has resulted in access line losses. In general, when we lose a customer to a competitor for local service we also lose that customer for all related services, such as long distance and Internet service, and may also lose the access charge revenues for that customer. We have interconnection agreements with 36 of the competitive local exchange carriers authorized to offer local service in our service area, of which four are authorized to provide service statewide and 32 are authorized to provide service only in specific exchanges or regions.

In addition, six municipal telephone utilities operate as competitive local exchange carriers in some of our markets, and other communities we serve may in the future evaluate the establishment of a municipal telephone utility. In particular, in November 2004, an organization called “Opportunity Iowa” was formed to encourage municipalities to build their own fiber to the home communications networks. Opportunity Iowa referendum votes were held in the November 2005 general election cycle in seven Iowa Telecom exchanges. The Opportunity Iowa referendums were defeated in all seven communities. We cannot predict the likelihood of further competition from municipal telecommunications utilities on our business.

MCC Telephony of Iowa, Inc., the telecommunications affiliate of Mediacom, the dominant cable television provider in Iowa, is certificated to provide competitive local telecommunications service in approximately 100 Iowa Telecom exchanges. MCC’s stated business plan is to use Sprint Communications Company L.P. (“Sprint”) as an intermediary in interconnecting with incumbent local exchange carriers throughout Iowa, including Iowa Telecom, while MCC would retain the retail customer relationship. MCC has already entered the Des Moines market, but has yet to provide traditional wireline local exchange services in non-Qwest markets in Iowa, which we believe is at least partially due to the timing of MCC or Sprint obtaining and implementing agreements with us and certain other incumbent carriers. MCC’s ability to enter non-Qwest markets in Iowa, including Iowa Telecom’s service area, without its own interconnection agreement with incumbent carriers remains a contested issue in federal court, although, for the time being, Iowa Telecom and certain other incumbent carriers are subject to Iowa Utilities Board-approved interconnection agreements with Sprint. Further, Iowa Telecom is subject to an Iowa Utilities Board order, also currently on appeal in federal court, requiring us to provide certain interconnection services pursuant to these interconnection agreements. Iowa Telecom is required to provide certain interconnection services while these appeals are pending. We cannot predict the outcome of the pending appeals.

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

Our business generates revenue by delivering voice and data services over access lines. In the past, we have experienced net access line loss due to challenging economic conditions and increased competition. Our total access line count decreased by 3.1% during 2005, and 2.6% during 2006. Access lines decreased 5.5% for 2005, and 4.1% for 2006, if we exclude lines served by our competitive local exchange carrier. We may continue to experience net access line losses in our markets for an unforeseen period of time. Continued access line losses could adversely affect our revenues and earnings.

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

We intend to expand our operations in both telephone and Internet services through our two competitive local exchange carrier subsidiaries into areas adjacent to our incumbent local exchange carrier territory. As of December 31, 2006, we had approximately 23,800 competitive local exchange carrier access lines in 21 exchanges. We expanded into additional markets and have a net investment of approximately $1.1 million in our competitive local exchange carrier operations cumulative though December 31, 2006, principally to fund operating losses during this expansion phase. Our competitive local exchange carrier business incurred losses through most of this expansion period and may require additional funding for capital expenditures and potential operating losses in the future. Competitive local exchange carrier profitability is contingent on obtaining customers from the incumbent local exchange service provider in a cost-effective manner. Either an incumbent provider or another competitive local exchange carrier may diminish our profitability by expanding its marketing efforts or offering additional products. Furthermore, as a result of the recently enacted statutory provisions regarding deregulation of basic local services, the incumbent provider will have greater flexibility to respond to competition from our competitive local exchange carriers, which may reduce our margins and have other negative impacts on our profitability.

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

We originate and terminate calls for long distance carriers and other interexchange carriers over our network and for that service we receive payments called access charges. Some of the carriers that pay us these access charges are our largest customers in terms of revenues. Several such carriers have declared bankruptcy in recent years, and others are experiencing substantial financial difficulties. Our inability to collect access charges from these bankrupt or financially distressed carriers has had a negative effect on our financial results and cash flows, as would any subsequent bankruptcies or disruptions in the businesses of these or other interexchange carriers. Our ability to collect past due amounts of access billings from carriers is hampered by federal and state regulations governing business relationships of these bankrupt or financially distressed carriers.

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

Labor disputes with our employees could interrupt our operations and adversely affect our business.

We have a collective bargaining agreement with the Communications Workers of America, or CWA, which covers approximately 184 of our employees and expires in May 2007. We also have a collective bargaining agreement with the International Brotherhood of Electrical Workers, or IBEW, which covers approximately 24 of our employees and expires in June 2009. If we negotiate acceptable terms with the CWA or IBEW at the expiration of the current agreement, our operating costs could increase as a result of higher wages or benefits paid to union members, and if we fail to reach an agreement with the unions our operations could be disrupted. Either event could have a material adverse effect on our business, results of operations or financial condition.

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

FCC and Iowa Utilities Board decisions concerning telecommunications policy and judicial review of such decisions may adversely affect our business.

The Telecom Act provides for significant changes and increased competition in the telecommunications industry. This federal statute and its related regulations remain subject to judicial review and additional rulemakings of the FCC, thus making it difficult to predict what effect this actually will have on us, our operations and our competitors. For example, as discussed in more detail under Regulation-Federal Regulation, the FCC is considering changes to intercarrier compensation applicable to local exchange carriers and wireless providers that could adversely affect the access revenues of our incumbent local exchange carrier and competitive local exchange carrier operations, and the manner in which we will be compensated for terminating calls originating on other carriers’ networks and compensate other carriers for handling calls that originate on our network. The FCC is also examining its universal service policies, including policies with respect to both contribution and disbursement, that could have an effect on the amount and timing of our receipt of universal service funds. Further, many FCC telecommunications decisions are subject to substantial judicial review and delay. These delays and related litigation create uncertainty over federal policies and rules, and may affect our business plans, investments and operations. The Iowa Utilities Board establishes state telecommunications policy, particularly in the areas of discretionary deregulation, both on a service type and geographic basis, and the consequences thereof. Orders of the Iowa Utilities Board are also subject to judicial review.

New regulations and changes in existing regulations may force us to incur significant expenses.

Our business may be adversely affected by laws and regulations that impose new or greater obligations related to assisting in law enforcement, bolstering homeland security, reducing environmental impacts, or other aspects of our business. For example, existing provisions of the Communications Assistance for Law Enforcement Act and FCC regulations implementing the Communications Assistance for Law Enforcement Act require telecommunications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance. As discussed in Item 1 under “Regulation—Federal Regulation”, the FCC has concluded that facilities-based broadband providers and providers of interconnected voice over Internet protocol services must be prepared to accommodate law enforcement wiretaps by May 14, 2007, although uncertainty remains regarding technical aspects of compliance. We cannot predict whether and when the FCC might modify such regulations or any other rules, or what compliance with new rules might cost. Similarly, we cannot predict whether or when federal or state legislators or regulators might impose new security, environmental or other obligations on our business. Such new obligations include FCC outage reporting obligations, stayed by the FCC on December 20, 2004, pending reconsideration, that may, if enacted, require substantial compliance expenditures.

As the incumbent local exchange carrier in our service areas, we are subject to regulation that is not applicable to our competitors.

Federal and state rules impose obligations and limitations on us, as an incumbent local exchange carrier, that are not imposed on some of our competitors. Federal obligations require us to, among other things, share facilities, allow unbundled access to our network and resale of our services purchased at wholesale rates, file tariffs for access charges, maintain certain types of accounts, and file certain types of reports. Similarly, Iowa law imposes, among other things, accounting and reporting requirements and service obligations on us that do not exist for our competitors. In addition, in Iowa we operate under a statutory price regulation plan that, with regard to our single line flat-rated retail local exchange services, imposes obligations and restrictions on us that are not generally imposed on our competitors. As our business becomes increasingly competitive, these regulatory disparities could impede our incumbent local exchange carrier business’s ability to compete in the marketplace, which, in turn, could have a material adverse effect on our business.

Changes to existing regulations may reduce the revenue we receive from network access charges.

Access charges, which are intended to compensate us for providing other carriers with originating, terminating or transport services for their calls on our local network, accounted for approximately 41% of our revenues in 2006. Access charges are collected as fees charged to providers of long distance services, fees charged to business and residential customers, and fees charged to wireless providers and other local exchange carriers for originating and terminating their interexchange calls.

Large long distance providers have advocated in the past, and continue to advocate, that access charges they are required to pay should be reduced and the revenues replaced, perhaps only in part, by raising the fees charged to business and residential customers or by receipts from a universal service fund. Large long-haul network providers have also argued and continue to argue that access charges do not apply to specific types of traffic. The combined or individual results of these long distance carrier efforts could reduce the amount of access charge revenue we receive. Access charge reform is a key element of the universal service and intercarrier compensation issues under review by state and federal regulators and legislators. We cannot predict whether or when action may be taken on any of these issues, or what effect any action may have on revenues and costs of our incumbent local exchange carrier and competitive local exchange carrier operations.

To the extent that services that compete with ours are subject to different regulatory regimes, our revenues, particularly from network access charges, may be reduced.

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

Because we are subject to extensive laws and regulations relating to the protection of the environment, natural resources and worker health and safety, we may face significant liabilities or compliance costs in the future.

Our operations and properties are subject to federal, state and local laws and regulations relating to protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to, the management, storage and disposal of hazardous materials, asbestos, petroleum products and other regulated materials. As a result, we face several risks, including the following:

•

Under certain environmental laws, we could be held liable, jointly and severally and without regard to fault, for the costs of investigating and remediating any actual or threatened environmental contamination at currently and formerly owned or operated properties, and those of our predecessors, and for contamination associated with disposal by us or our predecessors of hazardous materials at third party disposal sites. Hazardous materials may have been released at certain current or formerly owned properties as a result of historic operations.

•	The presence of contamination can adversely affect the value of our properties and our ability to sell any such affected property or to use it as collateral.

•	We could be held responsible for third party property damage claims, personal injury claims or natural resource damage claims relating to any such contamination.

•	The cost of complying with existing environmental requirements could be significant.

•

Adoption of new environmental laws or regulations or changes in existing laws or regulations or their interpretations could result in significant compliance costs or as yet identified environmental liabilities.

•	Future acquisitions of businesses or properties subject to environmental requirements or affected by environmental contamination could require us to incur substantial costs relating to such matters.

•

In addition, environmental laws regulating wetlands, endangered species and other land use and natural resource issues may increase costs associated with future business or expansion opportunities, delay, alter or interfere with such plans, or otherwise adversely affect such plans.

As a result of the above, we may face significant liabilities and compliance costs in the future.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2.	Properties

We own most of our administrative and maintenance facilities, central offices and remote switching platforms, and transport and distribution network facilities. Our corporate headquarters is located in Newton, Iowa in a 41,600 square foot facility that we own. We also own a 63,100-square foot building in Grinnell, Iowa, of which approximately 50% is used for our operations and approximately 50% is leased to a third party, and a 35,900-square foot warehouse and distribution center in Grinnell, Iowa. In addition we lease office space from several parties.

On February 13, 2007 we purchased the former Maytag Corporation headquarters complex in downtown Newton, Iowa. The complex consists of 8 buildings with approximately 500,000 square feet of office space. We plan to use approximately half of the space for our corporate headquarters, including our customer contact centers, and intend to lease the remainder to third parties.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Common Stock is listed on the New York Stock Exchange and is traded under the symbol “IWA.” As of February 22, 2007, we had approximately 100 shareholders of record. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The high and low reported sales prices per share of our common stock are set forth in the following table for the periods indicated.

Quarter Ended	High	Low
March 31, 2005	$21.70	$19.35
June 30, 2005	19.88	18.00
September 30, 2005	19.25	16.50
December 31, 2005	17.91	15.26
March 31, 2006	19.43	15.52
June 30, 2006	19.22	17.15
September 30, 2006	20.24	18.05
December 31, 2006	20.38	18.00

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

The Board of Directors declared the following dividend distributions under our dividend policy:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 17, 2004	$0.175	December 31, 2004	January 17, 2005
March 15, 2005	$0.405	March 31, 2005	April 15, 2005
June 15, 2005	$0.405	June 30, 2005	July 15, 2005
September 13, 2005	$0.405	September 30, 2005	October 17, 2005
December 16, 2005	$0.405	December 30, 2005	January 17, 2006
March 17, 2006	$0.405	March 31, 2006	April 17, 2006
June 15, 2006	$0.405	June 30, 2006	July 17, 2006
September 15, 2006	$0.405	September 29, 2006	October 16, 2006
December 15, 2006	$0.405	December 29, 2006	January 16, 2007

Prior to announcing these dividends, we had no history of paying dividends. Dividends on our common stock are not cumulative.

Despite our dividend policy, our shareholders may not receive dividends in the future for reasons that may include any of the following factors:

•	we may not have enough cash to pay dividends due to changes in our operating earnings, working capital requirements and anticipated cash needs;

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

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2006, concerning compensation plans previously approved by security holders and not previously approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights Column A(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights Column B	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) Column C
Equity compensation plans approved by security holders	682,579	$4.72	158,565
Equity compensation plans not approved by security holders	—	—	—

Total	682,579	$4.72	158,565

(1)	Excludes 339,300 shares of common stock that have been issued as restricted stock, subject to certain vesting requirements.

2006 Performance Graph

COMPARISON OF 25 MONTH CUMULATIVE TOTAL RETURN*

AMONG IOWA TELECOMMUNICATIONS SERVICES, INC., THE S & P 500 INDEX
AND THE DOW JONES US FIXED-LINE TELECOMMUNICATIONS INDEX

160
140
120
100
80
60
DOLLARS
11/04
12/04
12/05
12/06
IOWA TELECOMMUNICATIONS SERVICES, INC.
S & P 500
DOW JONES US FIXED-LINE TELECOMMUNICATIONS

* $100 invested on 11/18/04 in stock or on 10/31/04 in index-including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	11/18/04	12/04	12/05	12/06
Iowa Telecommunications Services, Inc.	$100.00	$104.54	$82.16	$113.65
S & P 500	$100.00	$107.59	$112.87	$130.70
Dow Jones US Fixed-Line Telecommunications	$100.00	$105.94	$99.70	$148.84

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2002 through 2006 has been derived from our consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and our consolidated financial statements for 2004, 2005 and 2006 and the related notes thereto contained under Item 8. The figures in the table below reflect rounding adjustments.

	Iowa Telecommunications Services, Inc. and Subsidiaries Year Ended December 31,
	2002(a)	2003	2004(b)	2005	2006
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues & sales	$203,319	$205,509	$228,119	$231,640	$234,085
Operating costs & expenses:
Cost of services & selling general and administrative expenses	85,500	83,775	93,184	105,826	108,670
Depreciation & amortization	43,919	45,849	47,941	48,600	47,736

Total operating costs & expenses	129,419	129,624	141,125	154,426	156,406

Operating income	73,900	75,885	86,994	77,214	77,679
Other Income (expense):
Interest and dividend income	2,724	4,034	4,057	1,078	953
Interest expense	(53,982)	(51,838)	(55,654)	(31,089)	(31,708)
Other, net	—	—	(21,193)	(813)	(572)

Total other expense, net	(51,258)	(47,804)	(72,790)	(30,824)	(31,327)

Income before income taxes	22,642	28,081	14,204	46,390	46,352
Income tax expense	—	—	—	—	12,309

Income before cumulative effect of a change in accounting principle	22,642	28,081	14,204	46,390	34,043
Cumulative effect of a change in accounting principle	(98,369)	—	—	—	—

Net income (loss)	(75,727)	28,081	14,204	46,390	34,043
Gain on redemption of redeemable convertible preferred stock	—	—	57,681	—	—
Preferred dividend	(8,750)	(8,750)	(2,056)	—	—

Income (loss) available for common stockholders	$(84,477)	$19,331	$69,829	$46,390	$34,043

Per Share Data:
Income before cumulative effect of a change in accounting principle:
Basic	$0.61	$0.86	$2.97	$1.50	$1.09
Diluted	$0.61	$0.79	$2.64	$1.46	$1.06

Net income (loss) per share:
Basic	$(3.74)	$0.86	$2.97	$1.50	$1.09
Diluted	$(3.74)	$0.79	$2.64	$1.46	$1.06
Cash dividends declared	$—	$—	$0.175	$1.62	$1.62

	Iowa Telecommunications Services, Inc. and Subsidiaries Year Ended December 31,
	2002(a)	2003	2004(b)	2005	2006
	(in thousands, except per share data)
Balance Sheet Data (at end of period):
Cash & cash equivalents	$13,499	$36,849	$2,874	$26,782	$13,613
Property plant and equipment, net	361,813	341,515	331,736	315,499	298,975
Total assets	927,657	931,738	852,784	864,522	859,529
Long-term senior debt	677,375	645,750	477,778	477,778	477,778
Redeemable convertible preferred stock	125,000	125,000	—	—	—
Shareholders’ equity	57,344	76,675	275,962	280,531	267,699
Cash Flow Data:
Net cash provided by operating activities	$69,957	$79,780	$76,635	$97,321	$89,493
Net cash provided by (used in) investing activities	(15,922)	(24,805)	5,722	(30,235)	(44,423)
Net cash used in financing activities	(41,625)	(31,625)	(116,332)	(43,178)	(58,239)
Other Financial Data:
Adjusted EBITDA(c)	$118,556	$124,683	$137,935	$127,864	$124,317
Interest expense	53,982	51,838	55,654	31,089	31,708
Capital expenditures	19,408	23,761	34,803	30,141	28,122

(a)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, “No. 142, Accounting for Goodwill and Other Intangible Assets”, (“SFAS No. 142”) which provides that goodwill and other intangible assets with indefinite lives shall not be amortized and shall be tested for impairment of value on an annual basis. In connection with the adoption of SFAS No. 142, we recorded an impairment of goodwill of $98.4 million, based on an independent appraisal, as a cumulative effect of change in accounting principle as of January 1, 2002.
(b)	Includes the recognition, as a result of our rate settlement agreement with the Iowa Utilities Board in April 2004, of $7.1 million of revenues that we had collected in prior periods subject to refund pending such agreement. In addition, Other, net includes $22.4 million of costs associated with our initial public offering and related debt refinancing.
(c)	We present Adjusted EBITDA because we believe it is a useful indicator of our historical debt capacity and our ability to service debt and pay dividends. We also present Adjusted EBITDA because covenants in our credit facilities contain ratios based on Adjusted EBITDA.

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

The following table sets forth a reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Iowa Telecommunications Services, Inc. and Subsidiaries Year Ended December 31,
	2002(1)	2003	2004(2)	2005	2006
	(in thousands, except per share data)
Net Income (Loss)	$(75,727)	$28,081	$14,204	$46,390	$34,043
Income tax expense	—	—	—	—	12,309
Interest expense	53,982	51,838	55,654	31,089	31,708
Depreciation and amortization	43,919	45,849	47,941	48,600	47,736
Unrealized (gains) losses on financial derivatives	—	—	(1,452)	234	572
Non-cash stock-based compensation expense	—	—	141	1,828	2,354
Extraordinary or unusual (gains) losses	—	—	—	—	—
Non-cash portion of RTFC Capital Allocation	(773)	(1,085)	(1,142)	(277)	(211)
Other non-cash losses (gains)	98,369	—	—	—	—
Loss (gain) on disposal of assets not in ordinary course	(1,214)	—	—	—	(4,194)
Transaction costs	—	—	22,589 (3)	—	—

Adjusted EBITDA	$118,556	$124,683	$137,935	$127,864	$124,317

(1)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, which provides that goodwill and other intangible assets with indefinite lives shall not be amortized and shall be tested for impairment of value on an annual basis. In connection with the adoption of SFAS No. 142, we recorded an impairment of goodwill of $98.4 million, based on an independent appraisal, as a cumulative effect of change in accounting principle as of January 1, 2002.
(2)	Includes the recognition, as a result of our rate settlement agreement with the Iowa Utilities Board in April 2004, of $7.1 million of revenues that we had collected in prior periods subject to refund pending such agreement.
(3)	Transaction costs related to our initial public offering and the related debt refinancing. Includes $22.4 million reflected in Other, Net and $148,000 reflected in Operating Expense on the Consolidated Statement of Operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with the selected financial data and the consolidated financial statements and notes thereto included in Items 6 and 8 herein.

Overview

General

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa, serving over 440 communities across the state. We are the second-largest local exchange carrier in Iowa. Iowa Telecom currently operates 288 telephone exchanges as the incumbent or “historical” local exchange carrier and is the sole telecommunications company providing wireline services in approximately 85% of those exchanges. Together with our competitive local exchange carrier subsidiaries, we provide services to approximately 252,000 access lines in Iowa.

Our core businesses are the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 74% of our total revenues in 2006, we provide long distance service, dial-up and DSL Internet access and other communications services. As part of our strategy of pursuing growth beyond our current service area, we compete for customers in adjacent markets in Iowa through our competitive local exchange carrier subsidiaries, Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Together, ITC and IT Communications are referred to as the “CLEC” or our “CLEC Operations”.

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

The table below indicates the total number of access lines we serve and the number of customers subscribing to the indicated types of service as of the dates and for the periods shown:

	As of and for the Year Ended December 31,
	2004	2005	2006
Incumbent local exchange access lines(1)	251,800	237,900	228,200
Competitive local exchange carrier access lines(2)	15,200	20,800	23,800

Total access lines	267,000	258,700	252,000

Long distance subscribers	135,800	142,800	146,600
Dial-up Internet subscribers	51,500	41,700	31,500
DSL subscribers	15,600	31,200	50,000

(1)	Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 3,100 wholesale lines subscribed at December 31, 2006; 3,200 at December 31, 2005; and 4,600 at December 31, 2004.
(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiaries.

We intend to continue our strategy of increasing revenues by cross-selling services to our existing customer base, in the form of both bundled service packages and individual additional services. Between December 31, 2004 and December 31, 2006, total long distance service subscribers increased by 10,800, total DSL Internet access service subscribers increased by 34,400, and total dial-up Internet access service subscribers decreased by 20,000, with much of the decrease in total dial-up subscribers being a reflection of customer migration from dial-up to DSL service.

The following is a discussion of the major factors affecting our access line counts:

Competition. Competitive local exchange carriers are offering service in approximately 44 of the 418 incumbent local exchange communities that we serve.

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

Retail local exchange service deregulation became effective on July 1, 2005, pursuant to our election to deregulate our rates for all of our retail local exchange services except for single line flat-rated business and residential service and extended area service (“EAS”) in accordance with legislation enacted by the Iowa General Assembly in March 2005. In addition, single line flat-rated business and residential service and EAS will also be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. This legislation also provides us the opportunity to increase rates for services that remain price regulated, as discussed in more detail below. We believe that the gradual deregulation of our business, on an exchange-by-exchange, and a service-by-service basis, will enable us to better respond to competitive offerings by other providers.

Mediacom’s telephony affiliate, MCC Telephony of Iowa, Inc. (“MCC”) has stated that it intends to offer voice services in certain of the communities where we operate as the incumbent local exchange carrier through a business arrangement with Sprint Communications L. P. (“Sprint”) pursuant to an interconnection agreement approved by the Iowa Utilities Board on April 24, 2006. On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U. S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into the agreement with Sprint and asking the court to invalidate the agreement. Notwithstanding the filing of our federal complaint, we have negotiated, mediated and litigated with Sprint and, at times, with MCC, to resolve issues relating to interpretation and implementation of the interconnection agreement. On January 22, 2007, we filed a second complaint against the Iowa Utilities Board and Sprint in U.S. District Court asking the court to rule that the Iowa Utilities Board acted unlawfully when it interpreted the interconnection agreement to require Iowa Telecom to provide certain services to Sprint, particularly in the manner requested by Sprint. In addition to the disputes pending in federal district court and before the Iowa Utilities Board, we are also defending a complaint filed by MCC on July 31, 2006, in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The state court complaint seeks unspecified damages and costs and additional relief as warranted. This state court proceeding is currently stayed pending resolution of the federal complaints. How and when the disputes regarding interpretation and implementation of the interconnection agreement are ultimately resolved is uncertain, as is the ultimate outcome the federal and state litigation.

Exchange Sales. On July 1, 2006, we closed a transaction for the sale of four exchanges, representing approximately 2,000 access lines. On April 28, 2006 we closed a transaction for the sales of three exchanges, representing approximately 600 access lines.

Exchange Purchase. During July 2006, we completed the purchase of the Montezuma Mutual Telephone Company (“Montezuma Telephone”). Montezuma Telephone provides telecommunications services to 2,100 access lines, cable television service to approximately 1,350 subscribers and Internet access service to more than 950 subscribers, most of which are located in Montezuma, Iowa.

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

Our Retail Local Rate and Pricing Structure

As described under “Overview – Competition” above, effective July 1, 2005, the rates for all of our retail local exchange service except for single line flat-rated business and residential service and EAS were deregulated. Beginning July 1, 2005, monthly rates for single line services remaining under price regulation may be adjusted annually by one dollar for residential lines and two dollars for business lines, plus an inflation increment, up to a monthly rate cap of $19.00 for residential lines and $38.00 for business lines. Pursuant to a January 25, 2007 interpretation by the Iowa Utilities Board, the $19.00 and $38.00 limits are inclusive of any incremental inflationary adjustments and, therefore, once met, do not permit further inflationary adjustments. These rates do not, however, include charges or Extended Area Services, which, to the extent that it is offered in conjunction with single line flat-rate service, remains regulated by the Iowa Utilities Board. Single line flat-rated business and residential service and EAS will also be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. If the Iowa Utilities Board decides to continue price regulation to 2010, both residential and business monthly rates may be increased up to two dollars during each twelve-month period of the extension and the overall rate caps of $19.00 and $38.00 will be eliminated.

Effective January 1, 2007, our regulated monthly single line flat-rated business rate became $37.96. Effective February 1, 2007, our regulated monthly single line flat-rated residential rate became $18.99. Both rates are exclusive of EAS, taxes, fees and regulatory surcharges.

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

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our operating margins. We anticipate that operating expenses generally will remain stable in line with revenue growth. Because some of our operating expenses, such as those relating to sales and marketing, are variable, we believe we can calibrate expenses to growth in the business to a significant degree.

Development of our Competitive Local Exchange Carrier Strategy

Part of our business strategy is to use our competitive local exchange carrier subsidiaries, ITC and IT Communications, to pursue customers in markets in close proximity to our rural local exchange carrier markets. We plan to continue this strategy by seeking growth opportunities on a low-cost, selective basis.

As of December 31, 2006, our CLEC Operations served 23,800 access lines. Our CLEC Operations accounted for 9.4% of Iowa Telecom’s total access lines as of December 31, 2006. Throughout 2007, we plan to maintain a limited investment approach as we continue to grow our competitive local exchange carrier business.

Revenues

We derive our revenues from four sources:

Local Services. We receive revenues from providing local exchange telephone services. These revenues include monthly subscription charges for basic service, as well as charges for extended area service (mandatory expanded calling service to selected nearby communities at a flat monthly rate), local private line services and enhanced calling features, such as voice mail, caller ID and 3-way calling.

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others. We receive federally administered universal service support, representing approximately 1% of our total revenue in 2006, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject in 2000. In addition, Montezuma Telephone received high cost loop universal service support amounting to less than 1% of our revenue. Switched access charges for services within Iowa are based on rates approved by the Iowa Utilities Board. Switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

Toll Services. We receive revenues for providing toll, or long distance, services to our customers. This revenue category also includes fees relating to our provision of directory assistance, operator assistance and long distance private lines.

Other Services and Sales. We receive revenues from monthly recurring charges for dial-up and DSL Internet access services. Other services and sales also include revenues from directory publishing, inside line care and the sale, installation and maintenance of customer premise voice and data equipment, or CPE.

The following table summarizes our revenues and sales from these sources:

	Revenue and Sales for Year Ended December 31,			% of Total Revenues and Sales for Year Ended December 31,
	2004(1)	2005	2006	2004(1)	2005	2006
	(dollars in thousands)
Local services	$82,778	$75,581	$76,428	36%	33%	33%
Network access services	94,957	101,227	96,217	42%	44%	41%
Toll services	23,167	23,813	21,804	10%	10%	9%
Other services and sales	27,217	31,019	39,636	12%	13%	17%

Total	$228,119	$231,640	$234,085	100%	100%	100%

(1)	Local services revenue for 2004 includes the recognition, as a result of our rate settlement with the Iowa Utilities Board in April 2004, of $7.1 million of revenue collected in prior periods subject to refund. Excluding the prior period revenue, the percentages of total revenues and sales, for 2004 attributable to local services, network access services, toll services and other services and sales were 34%, 43%, 11%, and 12%, respectively.

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of income for the periods indicated, expressed as a percentage of total revenues and sales:

	Year Ended December 31,
	2004(1)	2005	2006
Total revenue and sales	100%	100%	100%
Cost of services and sales (excluding expenses listed separately below)	24	28	29
Selling, general and administrative	17	18	20
Gain on sale of exchanges	—	—	(2)
Depreciation and amortization	21	21	20

Operating income	38	33	33
Total other expenses, net	32	13	13
Income tax expense	—	—	5

Net income	6%	20%	15%

(1)	As a result of our initial public offering in November 2004 and the concurrent refinancing of our debt, we paid, in the fourth quarter of 2004, $18.6 million for prepayment fees on the retired debt and $3.8 million of selling shareholder equity issuance costs. Therefore, other expense, net, which includes these additional transactions costs, increased to 32% in 2004. If we had excluded the one-time costs due to our initial public offering, other expense, net would have been 23% of total revenues.

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues and Sales

The table below sets forth the components of our revenues and sales for 2006 as compared to 2005:

	For the year ended December 31,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Revenue and Sales
Local services	$75,581	$76,428	$847	1.1%
Network access services	101,227	96,217	(5,010)	-4.9%
Toll services	23,813	21,804	(2,009)	-8.4%
Other services and sales	31,019	39,636	8,617	27.8%

Total revenues and sales	$231,640	$234,085	$2,445	1.1%

Local Services. Local services revenues increased $847,000, or 1.1%, for 2006 as compared to 2005. The increase is primarily attributable to higher revenue from enhanced local services, which increased by $900,000 due to growth of our bundled product offerings. Local rate increases also helped to offset the impact of access line erosion. From December 31, 2005 to December 31, 2006, total access lines decreased by 6,700, including the loss of 9,700 incumbent local exchange carrier lines offset by an increase in lines served by our competitive local exchange carriers of 3,000.

Network Access Services. Our network access services revenues decreased $5.0 million, or 4.9%, for 2006 as compared to 2005. Revenues from switched access services decreased approximately $6.6 million due to decreases in access lines, access minutes per line and in the average revenue per minute of use due to a larger shift to cellular usage. We are compensated at a slightly lower rate per minute for terminating cellular traffic. These reductions were partially offset by a $2.3 million increase in revenue from special access services.

Toll Services. Our toll services revenues decreased by $2.0 million, or 8.4%, for 2006 as compared to 2005. The number of long distance customers increased by approximately 3,800, or 2.7%. However, this increase was offset by a decrease in average minutes of use per customer and average revenue per minute.

Other Services and Sales. Other services and sales revenues increased by $8.6 million, or 27.8%, for 2006 as compared to 2005. The revenue increase was in part due to growth of our CPE and data business, primarily as a result of our acquisition of Baker Communications in August 2006. Additionally, DSL Internet access service revenues increased $5.8 million, or 51.6%, due primarily to customer growth. This increase was partially offset by decreases in dial-up Internet revenue of $2.0 million. We believe the decline in dial-up Internet access service customers is generally the result of customer migration to broadband products such as our DSL service.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for 2006 as compared to 2005.

	For the year ended December 31,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$64,118	$66,528	$2,410	3.8%
Selling, general and administrative	41,708	46,336	4,628	11.1%
Gain on sale of properties	—	(4,194)	(4,194)	NA
Depreciation and amortization	48,600	47,736	(864)	-1.8%

Total operating costs and expenses	$154,426	$156,406	$1,980	1.3%

Cost of Services and Sales. Cost of services and sales increased $2.4 million, or 3.8%, for 2006 as compared to 2005. The increase was principally due to growth of our CPE and data business, primarily as a result of our acquisition of Baker Communications in August 2006.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $4.6 million, or 11.1%, for 2006 as compared to 2005. The 2006 period included a pension settlement charge of approximately $3.0 million as compared to pension settlement charges of $1.5 million during 2005. During the second quarter of 2005, we amended our defined benefit pension plan. As a result of the amendment, the benefits to be paid to salaried participants at their normal retirement age of 65 are fixed. The accrued benefits for certain hourly employees subject to a mandatory benefit freeze and for those who elected to discontinue further benefit accruals were transferred to a separate plan (the “Spin-Off Plan”), which was terminated during the fourth quarter of 2006. Non-cash equity-based compensation expense for 2006 was $526,000 higher than the prior year. The 2005 period included a $2.0 million benefit resulting from past access disputes with other carriers.

Gain on sale of Properties. The 2006 period included a $4.2 million gain on the sale of exchanges.

Depreciation and Amortization. Depreciation and amortization decreased $864,000, or 1.8%, for 2006 as compared to 2005. The decrease was due to the elimination of depreciation expense on certain five-year assets in the latter part of 2005 and a reduction in our composite average depreciation rate as a result of a depreciation study that was completed during the first quarter of 2006. The lower composite average depreciation rate reduced expense during 2006 by approximately $500,000.

Other Income (Expense)

The table below sets forth other income (expense) for the year ended December 31, 2006 as compared to the same period for 2005.

	For the year ended December 31,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Other Income (Expense)
Interest and dividend income	$1,078	$953	$(125)	-11.6%
Interest expense	(31,089)	(31,708)	(619)	2.0%
Other, net	(813)	(572)	241	-29.6%

Total other expense	$(30,824)	$(31,327)	$(503)	1.6%

Interest and Dividend Income. Interest and dividend income decreased $125,000, or 11.6%, primarily due to higher dividend income from the RTFC during 2005.

Interest Expense. Interest expense increased $619,000, or 2.0%, for 2006 as compared to 2005 principally as a result of higher interest rates on our variable rate debt and the increase in the rate on our interest rate swap agreement, resulting from the extension of the term in August 2005.

Other, Net. Other, net was a net expense of $572,000 for 2006, compared to $813,000 in 2005. The expense for 2005 included $579,000 of costs related to an amendment to our credit agreement.

Income Tax Expense

A valuation allowance had been recorded at December 31, 2005 for our deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. We determined that, based upon the evidence available as of December 31, 2006, that the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will be, more likely than not, sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance was required for our deferred tax assets, and we reversed the remaining valuation allowance during the period.

Income tax expense for 2006, before adjustments to the deferred tax valuation allowance, was $19.5 million. As a result of reversing the remaining valuation allowance during 2006, income tax expense was reduced by $7.2 million, resulting in net expense for the period of $12.3 million.

Our initial public offering resulted in an ownership change for purposes of Section 382 of the Internal Revenue Code, and consequently our ability to utilize our net operating losses will be subject to limitation each year. We currently anticipate that, as a result of such ownership change, we will generally be limited by Section 382 to utilizing approximately $19 million of our pre-transaction net operating losses annually. However, Internal Revenue Code Section 338 allows for an increase in this allowance by an additional $762,000, $37.4 million, $26.3 million, $18.7 million and $17.2 million, for tax periods ending in 2005 through 2009, respectively. After 2009, the IRC Section 382 limitation will apply. At December 31, 2006, the company had unused tax net operating loss carryforwards of approximately $185 million which expire in 2020 to 2024. Furthermore, we expect that we will continue to be able to take deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $40 million annually through 2014.

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

Income Tax Expense: A valuation allowance had been provided at December 31, 2005 for our deferred tax assets that expire over time to the extent that they exceed the net deferred tax assets and liabilities resulting from reversing temporary differences. Prior to fiscal 2005, we had not paid income taxes. During fiscal 2005, we paid $140,000 of alternative minimum tax.

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

Redemption of Preferred Stock: On March 26, 2004, we repurchased our Series A mandatorily redeemable convertible preferred stock and related accrued dividends for an aggregate purchase price of $100 million. The recorded amounts of the preferred stock and the related accrued preferred stock dividend were $125 million and $32.7 million, respectively, as of the redemption date of March 26, 2004.

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements arise primarily from: (i) interest payments related to our credit facilities; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our common stock; (v) potential acquisitions and (vi) our pension obligation as described below.

The table below reflects the dividends declared or paid by the Company during 2006:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 16, 2005	$0.405	December 30, 2005	January 17, 2006
March 17, 2006	$0.405	March 31, 2006	April 17, 2006
June 15, 2006	$0.405	June 30, 2006	July 17, 2006
September 15, 2006	$0.405	September 29, 2006	October 16, 2006
December 15, 2006	$0.405	December 29, 2006	January 16, 2007

Our intention is to distribute a substantial portion of the cash generated by our business to our shareholders in regular quarterly dividends to the extent we generate cash in excess of operating needs, interest and principal payments on our indebtedness, and capital expenditures.

We intend to fund our operations, interest expense, capital expenditures, working capital requirements and dividend payments on our common stock with cash from operations. For 2006 and 2005, cash provided by operating activities was $89.5 million and $97.3 million, respectively.

During the second quarter of 2005, we amended our defined benefit pension plan to freeze the accrued benefit for all salaried participants and for certain hourly participants and to permit certain other hourly participants to elect to discontinue further benefit accruals. As a result of the amendment, the benefits to be paid to salaried participants at their normal retirement age of 65 are fixed. The accrued benefits for hourly employees subject to the mandatory benefit freeze and for those who elect to discontinue further benefit accruals were transferred to a separate plan (the “Spin-Off Plan”). The Spin-Off Plan was terminated during the third quarter, with almost all benefits distributed in the fourth quarter. As a result of the amendment and Spin-Off Plan termination, the number of employees accruing further benefits under the defined benefit pension plan has been reduced to approximately 40 from 175.

The total pension expense for the Spin-Off Plan in 2006 was approximately $3.5 million. We recognized $510,000 of SFAS 87 periodic pension costs and a $3.0 million settlement loss for the Spin-Off during 2006. Cash funding upon the termination of the Spin-Off Plan was approximately $5.9 million. The total pension expense for the continuing pension plan in 2006, excluding costs related to the Spin-Off Plan, was $766,000.

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

We have historically funded our operations and capital expenditure requirements primarily with cash from operations and our revolving line of credit. The following table summarizes our short-term liquidity and Adjusted Total Debt and Adjusted EBITDA, as defined in our credit agreement, as of December 31, 2005 and 2006:

	As of December 31,
	2005	2006
	(in thousands)
Short-Term Liquidity:
Current assets	$50,027	$40,115
Current liabilities	(86,300)	(81,060)

Net working capital	$(36,273)	$(40,945)

Cash and cash equivalents	$26,782	$13,613
Available on revolving credit facility	$60,000	$69,000

Adjusted Total Debt:
Long-term debt	$477,778	$477,778
Revolving credit facility	40,000	31,000

Total debt	517,778	508,778
Minus:
RTFC Capital Certificates	$(7,778)	$(7,778)
Cash and cash equivalents	(26,782)	(13,613)

Adjusted Total Debt	$483,218	$487,387

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Adjusted EBITDA:
Net Income	$14,204	$46,390	$34,043
Interest expense	55,654	31,089	31,708
Income tax expense	—	—	12,309
Depreciation and amortization	47,941	48,600	47,736
Unrealized losses on financial derivatives	(1,452)	234	572
Non-cash stock-based compensation expense	141	1,828	2,354
Extraordinary or unusual (gains) losses	—	—	—
Non-cash portion of RTFC Capital Allocation	(1,142)	(277)	(211)
Other non-cash losses (gains)	—	—	—
Loss (gain) on disposal of assets not in ordinary course	—	—	(4,194)
Transaction costs	22,589	—	—

Adjusted EBITDA	$137,935	$127,864	$124,317

The decrease in net working capital from December 31, 2005 to December 31, 2006 is primarily due to the lower cash balance.

The following table summarizes our sources and uses of cash for the years ended December 31, 2004, 2005 and 2006.

	For the year ended December 31,
Description	2004	2005	2006
	(in thousands)
Net Cash Provided (Used)
Operating activities	$76,635	$97,321	$89,493
Investing activities	5,722	(30,235)	(44,423)
Financing activities	(116,332)	(43,178)	(58,239)

Cash Provided by Operating Activities

For the years ended December 31, 2004, 2005, and 2006, cash provided by operating activities was $76.6 million, $97.3 million, and $89.5 million, respectively. The increase of $20.7 million for 2005 as compared to 2004 was primarily attributable to the increase in net income for the period. The decrease of $7.8 million for 2006 as compared to 2005 was primarily attributable to the additional funding for the pension Spin-Off Plan of approximately $5.9 million.

Cash (Provided by) Used in Investing Activities

The table below sets forth the components of cash (provided by) used in investing activities for the years ended December 31, 2004, 2005, and 2006:

	As of December 31,
	2004	2005	2006
	(in thousands)
Network and support assets	$30,236	$26,627	$24,120
Other	4,567	3,514	4,002

Total capital expenditures	34,803	30,141	28,122
Business acquisitions, net of cash acquired	1,697	94	18,115
Purchase of wireless licenses	—	—	11,473
Proceeds from sale of properties	—	—	(13,287)
Redemption RTFC capital certificates	(50,000)	—	—
Purchase RTFC capital certificates	7,778	—	—

Total	$(5,722)	$30,235	$44,423

In April 2004, our incumbent local exchange carrier reached a settlement agreement with the Iowa Utilities Board and other parties. Pursuant to the settlement agreement, we are obligated to invest substantially all additional revenues generated by the allowed increase in our rates, except for revenues resulting from inflation adjustments, on capital improvements identified in our network improvement plan. This investment is in addition to our baseline level of network capital expenditures, which was assumed to be $16 million per year during the initial period of the plan. The initial period continued until we had spent $38.9 million of cumulative capital expenditures in excess of our assumed baseline investment level. This requirement was satisfied in 2006. Beginning in 2007, both the baseline and the incremental investment levels will increase or decrease consistent with access line changes and further deregulation. We expect that a minimum annual capital investment of approximately $18 million will satisfy the ongoing commitments.

We expect that total capital expenditures, including those pursuant to the settlement agreement and the approximate $2 million incremental expenditures required for the acquisition and upgrade of our new headquarters facility, will be between approximately $25 million and $27 million in fiscal 2007. We expect to fund all of these capital expenditures through cash generated by our operations. Our capital expenditures can fluctuate from quarter to quarter, and are impacted to some extent by factors beyond our control, such as customer demand, the level of construction activity in our region, and weather.

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

On July 1, 2006, we completed the purchase of the Montezuma Mutual Telephone Company (“Montezuma Telephone”) for a total purchase price of $11.9 million, inclusive of $1.2 million in cash and working capital and

$222,000 of direct transaction costs. Montezuma Telephone provides telecommunications services to 2,100 access lines, cable television service to approximately 1,350 subscribers and Internet access service to more than 950 subscribers, most of which are located in Montezuma, Iowa.

On August 1, 2006, we completed the purchase of Baker Communications, Inc. for a total purchase price of $8.8 million, inclusive of $359,000 in cash and working capital, which are subject to certain future adjustments, and $148,000 of direct transaction costs. Baker Communications designs, develops, and provides ongoing support of technology solutions for clients. Areas of specialization include enterprise voice solutions, IP communications and data networking. Baker Communications is headquartered in Des Moines, Iowa, with additional offices in Cedar Rapids, Iowa and Omaha, Nebraska.

During the third quarter of 2006, we participated in the FCC’s auction of Advanced Wireless Services licenses in the 1710-1755 MHz and 2110-2155 MHz bands (AWS-1) (Auction No. 66). Prior to the commencement of the auction, we deposited $3.1 million to establish bidding credits. In September 2006, we were the successful bidder for 15 licenses in Iowa covering a population area of approximately 1.9 million and the majority of our local exchange serving area for a total amount of approximately $11.5 million. On October 19, 2006, we paid the balance due of approximately $8.4 million. In order to renew such licenses after their initial 15-year term, certain build out requirements must be met, the precise amount of which has not been determined.

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

On September 23, 2005, the FCC released an order determining that facilities-based broadband providers and providers of interconnected voice over Internet Protocol (“VoIP”) services must be prepared to accommodate law enforcement wiretaps pursuant to the Communications Assistance with Law Enforcement Act (“CALEA”) by May 14, 2007. On May 12, 2006, the FCC released a follow-up order further detailing compliance obligations, although uncertainty remains regarding technical aspects of such compliance. We cannot predict whether and when the FCC might modify such regulations or any other rules, or what compliance with new rules might cost.

Cash Used in Financing Activities

For the year ended December 31, 2006, net cash used in financing was $58.2 million, consisting primarily of dividends on common stock of $51.0 million and a reduction in the balance outstanding on the revolving credit facility of $9.0 million. For the year ended December 31, 2005, net cash used in financing activities was $43.2 million, consisting primarily of dividends on common stock. For the year ended December 31, 2004, net cash used in financing activities was $116.3 million due primarily to the use of $36 million of cash on hand to redeem the Redeemable Convertible Preferred Stock and the net impact of our initial public offering and the related refinancing.

Long-Term Debt and Revolving Credit Facilities

Credit Facilities

As a part of our initial public offering and the related debt refinancing in 2004, we entered into an Amended and Restated Credit Agreement with the Rural Telephone Finance Cooperative, as administrative agent, and a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities, and simultaneously retired the previously outstanding senior credit facility with the Rural Telephone Finance Cooperative. In August 2005, we entered into amendments to the credit agreement that reduced the applicable interest rates and clarified certain definitions. As of December 31, 2006, we had outstanding $477.8 million of senior debt under the term facilities, and had $31.0 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of December 31, 2006, $31.0 million was outstanding on the revolving credit facility, $50,000 under letters of credit and $69.0 million was available. Borrowings under the revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of December 31, 2006, we had $31 million outstanding under LIBOR elections at an average all-in rate of 7.36%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder or (b) a base rate election plus an applicable rate adder. On August 26, 2005, the Company entered into Amendment No. 1 to the credit facilities. Amendment No. 1 reduced the applicable rate adder for Term Loan B (i) from 1.00% to 0.75% per annum for the base rate, and (ii) from 2.00% to 1.75% per annum for the LIBOR rate. As of December 31, 2006, $350 million was based upon a LIBOR election effective through March 29, 2007, at an all-in rate of 7.12%. We have entered into interest rate swap agreements to fix the rate on $350 million of Term Loan B as more fully described below. As of December 31, 2006, the interest rate on the remaining $50 million was based upon a LIBOR election effective through June 12, 2007 at an all-in rate of 7.08%.

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

proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of December 31, 2006, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of December 31, 2006.

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

Obligations and Commitments

Our ongoing capital commitments include capital expenditures and debt service requirements. For 2006 our capital expenditures were $28.1 million; see “—Liquidity and Capital Resources—Cash (Provided by) Used in Investing Activities.”

The following table sets forth our contractual obligations as of December 31, 2006, together with cash payments due in each period indicated.

	Payments Due by Period
Obligation	Total	2007	2008	2009-2010	2011 and after
	(dollars in thousands)
Long-Term Debt:
Senior debt payments	$477,778	$—	$—	$—	$477,778
Interest Payments(1)	105,026	25,082	20,528	41,055	18,361
Revolving credit facility	31,000	—	—	—	31,000
Operating Lease Payments	622	270	170	135	47

Total Contractual Obligations(2)	$614,426	$25,352	$20,698	$41,190	$527,186

(1)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.
(2)	Excludes the working capital payment for the purchase of Baker Communications, Inc. of approximately $359,000, which was paid on February 6, 2007.

As of December 31, 2006, we had one outstanding letter of credit in the amount of $50,000.

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

We are required to perform an annual impairment review of goodwill as required by SFAS No. 142. No impairment of goodwill or other long-lived assets resulted from the annual valuation of goodwill we conducted in August 2006.

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

A valuation allowance had been provided at December 31, 2005 for our deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. We determined that, based upon the evidence available as of December 31, 2006, that the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will be, more likely than not, sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance was required for our deferred tax assets, and we reversed the remaining valuation allowance during the period.

Income tax expense for the twelve months ended December 31, 2006, before adjustments to the deferred tax valuation allowance was $19.5 million. As a result of reversing the remaining valuation allowance during the twelve months ended December 31, 2006, income tax expense was reduced by $7.2 million resulting in net expense for the period of $12.3 million. During fiscal 2006, we paid $964,000 of alternative minimum tax.

At December 31, 2006, our unused tax net operating loss carryforward was $185 million, and will expire between 2020 and 2024. The amount of net operating loss allowable to offset income after a change in ownership is limited under Internal Revenue Code (“IRC”) Section 382. However, IRC Section 338 may allow for an increase in this allowance for the periods ending in 2006 through 2009. IRC Section 382 will continue to apply after 2009. Furthermore, we expect that we will continue to be able to take deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $40 million annually through 2014.

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

The following table presents the key assumptions used to measure pension and OPEB expense for 2006 and the estimated impact on the continuing pension plan and OPEB expense relative to a change in those assumptions:

Assumptions	Pension	OPEB
Discount rate	5.50%	5.25%
Expected return on plan assets	7.00%	NA
Healthcare costs trend rate
Current	NA	9.50%
Level in 2016	NA	5.00%

	Increase in Expense for 2006
Sensitivities	Pension	OPEB
	(in thousands)
0.25% decrease in discount rate	$63	$14
0.25% decrease in expected return on plan assets	14	NA
1% increase in healthcare costs trend rate	NA	546

Off-Balance Sheet Risk and Concentration of Credit Risk

The Company has no known off-balance sheet exposure or risk.

Certain financial instruments potentially subject us to concentrations of credit risk. These financial instruments consist primarily of trade receivables, interest rate swap agreements, cash, and cash equivalents.

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

New Accounting Pronouncements

In September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires that we recognize the over-funded or under-funded status of our defined benefit and retiree medical plans as an asset or liability in our 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. The Company was required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006.

The following table illustrates the incremental effect of applying SFAS Statement No 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” on individual line items in the Balance Sheet as of December 31, 2006.

	Incremental Effect of Applying SFAS Statement No. 158 On Individual Line Items in the Balance Sheet December 31, 2006
	Before Application of Statement 158	Adjustment	After Application of Statement 158
	(in thousands)
Liability for pension benefits	$3,466	$1,825	$5,291
Liability for other postretirement benefits	8,433	1,031	9,464
Deferred tax liability	19,896	(1,180)	18,716
Total liabilities	590,154	1,676	591,830
Accumulated other comprehensive income	7,021	(1,676)	5,345
Total Stockholders’ equity	269,375	(1,676)	267,699

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Guidance is provided on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Adoption of FIN 48 on January 1, 2007, is not expected to have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”). This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Previously, we had accounted for stock-based compensation under the fair value recognition provisions of SFAS 123. Adoption of SFAS 123(R) on January 1, 2006 did not have a material effect on our financial position, results of operations or cash flows because all of our outstanding stock options were fully vested at the date of issuance of SFAS 123(R). Additional grants of stock-based awards under the 2005 Incentive Plan or modifications to outstanding stock options after the effective date of the standard and may result in additional compensation expense pursuant to the provisions of SFAS 123(R).

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

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to: $50.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $31.0 million of borrowings drawn under the revolving credit facility at December 31, 2006. With respect to our $77.8 million of borrowings under Terms Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from November 2007 through maturity in November 2011. A one percent change in the underlying interest rates for the variable rate debt that was outstanding on December 31, 2006 would have an impact of approximately $810,000 per year on our interest expense while our fixed rates and swaps are in place.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Iowa Telecommunications Services, Inc. and subsidiaries

Newton, Iowa

We have audited the accompanying consolidated balance sheets of Iowa Telecommunications Services, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of income, of stockholders’ equity and comprehensive income and of cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Iowa Telecommunications Services, Inc. and subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Des Moines, Iowa

March 5, 2007

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2006

(Dollars in Thousands Except Per Share Amounts)

	2005	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,782	$13,613
Accounts receivable, net	18,121	20,828
Inventories	2,722	3,124
Prepayments and other current assets	2,402	2,550

Total Current Assets	50,027	40,115

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	504,662	521,556
Accumulated depreciation	(189,163)	(222,581)

Net Property, Plant and Equipment	315,499	298,975

GOODWILL	460,113	466,554
INTANGIBLE ASSETS AND OTHER, net	23,993	39,982

INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	14,890	13,903

Total Assets	$864,522	$859,529

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$40,000	$31,000
Accounts payable	10,416	9,565
Advanced billings and customer deposits	6,042	8,460
Accrued and other current liabilities	29,842	32,035

Total Current Liabilities	86,300	81,060

LONG-TERM DEBT	477,778	477,778
DEFERRED TAX LIABILITIES	—	18,716
OTHER LONG-TERM LIABILITIES	19,913	14,276

Total Liabilities	583,991	591,830

COMMITMENTS AND CONTINGENCIES (Notes 7, 12 and 16)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,065,963 and 31,379,670 issued and outstanding, respectively	311	314
Additional paid-in capital	317,877	322,016
Retained deficit	(42,874)	(59,976)
Accumulated other comprehensive income	5,217	5,345

Total Stockholders’ Equity	280,531	267,699

Total Liabilities and Stockholders’ Equity	$864,522	$859,529

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(Dollars in Thousands, Except Per Share Amounts)

	2004	2005	2006
REVENUE AND SALES:
Local services	$82,778	$75,581	$76,428
Network access services	94,957	101,227	96,217
Toll services	23,167	23,813	21,804
Other services and sales	27,217	31,019	39,636

Total Revenues and Sales	228,119	231,640	234,085

OPERATING COSTS AND EXPENSES:
Cost of services and sales (exclusive of items shown separately below)	55,766	64,118	66,528
Selling, general and administrative	37,418	41,708	46,336
Gain on sale of properties	—	—	(4,194)
Depreciation and amortization	47,941	48,600	47,736

Total Operating Costs and Expenses	141,125	154,426	156,406

OPERATING INCOME	86,994	77,214	77,679

OTHER INCOME (EXPENSE):
Interest and dividend income	4,057	1,078	953
Interest expense	(55,654)	(31,089)	(31,708)
Other, net	(21,193)	(813)	(572)

Total Other Expense, net	(72,790)	(30,824)	(31,327)

EARNINGS BEFORE INCOME TAXES	14,204	46,390	46,352
INCOME TAX EXPENSE	—	—	12,309

NET INCOME	14,204	46,390	34,043
GAIN ON REDEMPTION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK	57,681	—	—
PREFERRED DIVIDEND	(2,056)	—	—

INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$69,829	$46,390	$34,043

EARNINGS PER SHARE:
Basic	$2.97	$1.50	$1.09

Diluted	$2.64	$1.46	$1.06

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(Dollars in Thousands Except Per Share Amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2003	22,601,037	$226	$179,774	$(103,325)	$—	$76,675

Income available for common stockholders	—	—	—	69,829	—	69,829
Unrealized gains (losses) on derivatives	—	—	—	—	(84)	(84)

Total comprehensive income (loss)	—	—	—	69,829	(84)	69,745

Issuance of common stock, net of issuance costs	8,263,158	83	144,765	—	—	144,848
Dividends declared ($0.175 per share)	—	—	—	(5,401)	—	(5,401)
Redemption of stock options	—	—	(10,046)	—	—	(10,046)
Compensation from compensatory stock options	—	—	141	—	—	141

BALANCE, December 31, 2004	30,864,195	309	314,634	(38,897)	(84)	275,962

Income available for common stockholders	—	—	—	46,390	—	46,390
Unrealized gains on derivatives	—	—	—	—	11,119	11,119
Minimum pension liability adjustment	—	—	—	—	(5,818)	(5,818)

Total comprehensive income	—	—	—	46,390	5,301	51,691

Compensation from compensatory stock options	1,356	—	1,828	—	—	1,828
Exercise of employee stock options	200,412	2	1,415	—	—	1,417
Dividends declared ($1.62 per share)	—	—	—	(50,367)	—	(50,367)

BALANCE, December 31, 2005	31,065,963	311	317,877	(42,874)	5,217	280,531

Income available for common stockholders	—	—	—	34,043	—	34,043
Unrealized earnings on derivatives, net of tax	—	—	—	—	(3,388)	(3,388)
Minimum pension liability adjustment, net of tax	—	—	—	—	5,192	5,192

Total comprehensive income	—	—	—	34,043	1,804	35,847

Compensation from compensatory stock options	779	—	2,354	—	—	2,354
Exercise of employee stock options	312,928	3	1,737	—	—	1,740
Income tax benefit related to stock options	—	—	48	—	—	48
Dividends declared ($1.62 per share)	—	—	—	(51,145)	—	(51,145)

Initial impact upon adoption of SFAS No. 158

Pension, net of taxes	—	—	—	—	(1,071)	(1,071)
Other postretirement obligations, net of taxes	—	—	—	—	(605)	(605)

BALANCE, December 31, 2006	31,379,670	$314	$322,016	$(59,976)	$5,345	$267,699

See notes to consolidated financial statements

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(Dollars in Thousands)

	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,204	$46,390	$34,043
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	45,576	46,213	45,627
Amortization of intangible assets	2,365	2,387	2,109
Amortization of debt issuance costs	784	591	591
Gain on sale of properties	—	—	(4,194)
Deferred income taxes	—	—	11,680
Non-cash stock based compensation expense	141	1,828	2,354
Loss from fees to retire existing debt	18,557	—	—
Write-off of deferred financing costs	3,568	—	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Receivables	(2,600)	1,295	(199)
Inventories	(51)	257	(214)
Accounts payable	3,044	(5,473)	(1,742)
Other assets and liabilities	(8,953)	3,833	(562)

Net Cash Provided by Operating Activities	76,635	97,321	89,493

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,803)	(30,141)	(28,122)
Business acquisitions (net of cash acquired)	(1,697)	(94)	(18,115)
Purchase of wireless licenses	—	—	(11,473)
Proceeds from sale of properties	—	—	13,287
Redemption of RTFC capital certificates	50,000	—	—
Purchase of RTFC capital certificates	(7,778)	—	—

Net Cash Provided by (used in) Investing Activities	5,722	(30,235)	(44,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	41,507	(1,507)	(9,000)
Redemption of redeemable preferred stock	(100,000)	—	—
Issuance of senior subordinated notes	66,000	—	—
Payment of issuance costs for senior subordinated notes	(1,974)	—	—
Early retirement of long-term debt	(681,500)	—	—
Payment of fees to retire debt	(18,557)	—	—
Issuance of long-term debt	477,778	—	—
Payment of issuance costs for long term debt	(4,138)	—	—
Issuance of common stock, net of issuance costs	144,848	—	—
Redemption of stock options	(10,046)	—	—
Payment on long-term debt	(30,250)	—	—
Proceeds from exercise of stock options	—	1,417	1,740
Dividends paid	—	(43,088)	(50,979)

Net Cash Used in Financing Activities	(116,332)	(43,178)	(58,239)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(33,975)	23,908	(13,169)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	36,849	2,874	26,782

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,874	$26,782	$13,613

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$50,823	$31,930	$31,024

Cash paid for income taxes	$—	$140	$964

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

During the years ended December 31, 2004, 2005 and 2006, the Company recorded undeclared and unpaid preferred stock dividends of $2,056, $0 and $0, respectively.

Dividends on common stock of $5,401 were declared on December 17, 2004 and paid on January 17, 2005. Dividends on common stock of $12,680 were declared on December 16, 2005 for shareholders of record as of December 30, 2005 and paid on January 17, 2006. Dividends on common stock of $12,846 were declared on December 15, 2006 for shareholders of record as of December 29, 2006 and paid on January 16, 2007.

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

1. ORGANIZATION

Business Description—Iowa Telecommunications Services, Inc. and subsidiaries (“Iowa Telecom” or the “Company”) is the second largest incumbent local exchange carrier (ILEC) in the State of Iowa and is estimated to be one of the top 20 largest ILECs in the United States, with an integrated telecommunications network serving approximately 288 local exchanges with approximately 252,000 total access lines. Iowa Telecom provides local, long distance and Internet access and communications equipment primarily to rural residential and business customers, and provides access services to interexchange carriers (IXCs) and other communications companies. The Company primarily operates on a regulatory basis under intrastate price cap regulation in the State of Iowa and under various FCC regulations for its interstate services. The Company manages its business as one operating segment.

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Iowa Telecommunications Services, Inc., the parent company, is an operating company. For 2006, the parent company represents approximately 93% of total revenues, approximately 96% of net income and over 97% of total assets of the consolidated company. The subsidiaries, individually and in the aggregate, are not material as they represent less than 10% of consolidated revenue, earnings and total assets.

Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, the earning process is complete and collectibility is reasonably assured. The prices for regulated services are filed in tariffs with the appropriate regulatory bodies that exercise jurisdiction over the various services.

Local Services—Monthly recurring local line charges are billed to end users in advance. Revenue is recognized during the period these services are rendered. Billed but unearned revenue is deferred and recorded as a current liability included in advance billings and customer deposits.

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

Other Services and Sales—Other services and sales consist primarily of dial-up and DSL Internet access services. Other services and sales also include revenues from directory publishing, inside line care and the sale, installation and maintenance of customer premise voice and data equipment, or CPE. The monthly recurring charges for dial-up and DSL Internet access services and inside line care are billed to end users in advance. Revenue is recognized during the period these services are provided. Billed but unearned revenue is included in advance billings and customer deposits. The Company recognizes directory services revenue on a straight-line basis over the twelve month period in which the corresponding directory is distributed. The Company recognizes the revenue from the sale and maintenance of CPE in the period the sale or service is rendered.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

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

The Company completed a review of the depreciation rates during the first quarter of 2006. The revised depreciation rates were made effective January 1, 2006 and decreased the composite depreciation rates from 9.8% to 9.6%. The effect of this change in accounting estimate is expected to be a reduction to depreciation expense of approximately $500,000 on an annualized basis, based on the levels of property, plant, and equipment as of December 31, 2005.

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

While our wireless licenses are issued for only a fixed time, such licenses are subject to renewal by the FCC. Renewals of licenses occur routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, we treat the wireless licenses as an indefinite-lived intangible asset under the provisions of SFAS No. 142.

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

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

Debt Issuance—Deferred financing costs are amortized over the term of the related debt issuance.

Income Taxes—Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is unlikely they will be realized. See note 10, Income Taxes, for further discussion.

Stock-Based Compensation—The Company adopted SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS 123(R)”) effective January 1, 2006. This statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased, or cancelled after that date. Adoption of SFAS 123 (R) standard on January 1, 2006 did not have a material effect on the Company’s financial position, results of operations or cash flows because all of the Company’s outstanding stock options were fully vested at the date of issuance of SFAS 123(R). The Company had adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), during 2004 using the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, effective January 1, 2004. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is recognized as expense over the vesting period. In connection with the use of the retroactive restatement method, the Company calculated the fair value of outstanding awards using the minimum value method as if the fair value method of SFAS No. 123 had been applied from its original effective date.

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

Recently Issued Accounting Pronouncements—In September 2006, the FASB released Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106, and 132” (“SFAS 158”). SFAS 158 requires that the Company recognize the over-funded or under-funded status of its defined benefit and retiree medical plans as an asset or liability in its 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. The Company has adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. See note 13, Employee Benefit Plans, for further discussion.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Guidance is provided on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Management has not yet completed its assessment of the adoption of FIN 48, however it is currently not expected to have a material effect on the Company’s financial position, results of operations or cash flows. This is subject to revision as management completes its analysis.

2. EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options, vesting of unvested compensatory shares and conversion of outstanding convertible securities, where dilutive. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	For the Years Ended December 31,
	2004	2005	2006
	(in thousands except per share amounts)
Net Income	$14,204	$46,390	$34,043
Gain on redemption of redeemable convertible preferred stock	57,681	—	—
Preferred dividend	(2,056)	—	—

Income available to common stockholders—basic	69,829	46,390	34,043
Effects of dilutive securities:
Preferred dividend	2,056	—	—

Income available to common stockholders—diluted	$71,885	$46,390	$34,043

Weighted average shares outstanding—basic	23,482	30,937	31,221

Diluted shares outstanding:
Weighted average shares outstanding	23,482	30,937	31,221
Add shares contingently issuable upon conversion of preferred securities	3,039	—	—
Add shares issuable upon exercise of stock options, net	685	682	580
Add unvested compensatory stock shares	—	101	303

Weighted average shares outstanding—diluted	27,206	31,720	32,104

Earnings Per Share:
Basic	$2.97	$1.50	$1.09
Diluted	$2.64	$1.46	$1.06

As of December 31, 2004, 2005 and 2006, total options outstanding were 1,195,919, 995,507 and 682,579 respectively.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following at December 31:

	2005	2006
	(in thousands)
Customers	$12,118	$14,151
Connecting companies	6,641	7,051
Other	446	789
Allowance for doubtful accounts	(1,084)	(1,163)

Total	$18,121	$20,828

The following is a summary of activity for the allowance of doubtful accounts during each of the three years ended December 31, 2006:

	Beginning Balance	Additional Charges to Income	Deduction from Reserve	Ending Balance
Year ended December 31, 2004	$1,961	$2,116	$(930)	$3,147
Year ended December 31, 2005	3,147	1,964	(4,027)	1,084
Year ended December 31, 2006	1,084	1,224	(1,145)	1,163

The Company grants credit to its customers in the normal course of business and at December 31, 2005 and 2006 had outstanding trade receivables from telecommunications companies which totaled $6.6 million and $7.1 million, respectively. During 2004, the Company had no customers that represented more than 10% of revenue and sales. During 2005 and 2006, the Company had one customer that represented approximately 12% and approximately 11% of total revenue and sales respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31:

	Estimated Useful Lives in Years	2005	2006
		(in thousands)
Land	—	$2,764	$3,345
Buildings	20	22,163	21,904
Plant and equipment	7-20	455,692	471,219
Furniture, vehicles and other	5-10	7,787	10,103
Construction in progress	7-20	16,256	14,985

Total property, plant and equipment		504,662	521,556
Less accumulated depreciation		(189,163)	(222,581)

Total property, plant and equipment, net		$315,499	$298,975

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

5. GOODWILL, INTANGIBLE ASSETS AND OTHER

The Company performed its annual impairment test, primarily using discounted cash flow and market value of equity and debt methodologies, as of August 31, 2004, 2005 and 2006. This test indicated no impairment of goodwill existed.

Total goodwill at December 31, 2005 was $460.1 million. During 2006, the purchase of Montezuma Mutual Telephone Company (“Montezuma Telephone”), and Baker Communications, Inc. (“Baker Communications”) increased goodwill by $6.6 million and $5.4 million respectively. The sale of exchanges reduced goodwill by $5.5 million, which resulted in a goodwill balance of $466.6 million at December 31, 2006.

Intangible assets and other consists of the following at December 31:

	Life	2006
		Cost	Accumulated Amortization	Net Book Value
		(in thousands)
Definite-lived intangible assets	6-20 years	$16,251	$(4,713)	$11,538
Debt issuance costs	7 years	4,138	(1,245)	2,893
Wireless licenses		11,753	—	11,753
Fair value of swap agreements		13,553	—	13,553
Other assets		245	—	245

Total		$45,940	$(5,958)	$39,982

	Life	2005
		Cost	Accumulated Amortization	Net Book Value
		(in thousands)
Definite-lived intangible assets	6-20 years	$19,389	$(11,332)	$8,057
Debt issuance costs	7 years	4,138	(654)	3,484
Fair value of swap agreements		12,132	—	12,132
Other assets		320	—	320

Total		$35,979	$(11,986)	$23,993

Amortization expense for definite-lived intangible assets was $2.4 million, $2.4 million and $2.1 million for the years ended December 31, 2004, 2005 and 2006, respectively. Estimated annual amortization expense for definite lived intangible assets for each of the next five years and cumulative thereafter is as follows (in thousands):

2007	$1,750
2008	1,400
2009	1,139
2010	987
2011	983
Thereafter	5,279

Total	$11,538

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

6. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following at December 31:

	2005	2006
	(in thousands)
Property tax payable	$7,515	$7,871
Dividends payable	12,680	12,846
Other	9,647	11,318

Total	$29,842	$32,035

7. LONG-TERM DEBT

Long-term debt obligations consist of the following at December 31:

	2005	2006
	(in thousands)
Credit Facility Term Loan B	$400,000	$400,000
Credit Facility Term Loan C	70,000	70,000
Credit Facility Term Loan D	7,778	7,778

	477,778	477,778
Less current portion	—	—

Long-term debt obligations, net of current portion	$477,778	$477,778

The aggregate maturities of long-term obligations for each of the next five years and thereafter subsequent to December 31, 2006 are as follows:

Year Ended December 31,	Term Loan B	Term Loan C	Term Loan D	Total
(in thousands)
2007	$—	$—	$—	$—
2008	—	—	—	—
2009	—	—	—	—
2010	—	—	—	—
2011	400,000	70,000	7,778	477,778

Total	$400,000	$70,000	$7,778	$477,778

Long-Term Debt and Revolving Credit Facilities.

Credit Facilities

As a part of the Company’s initial public offering and the related debt refinancing in 2004, we entered into the Amended and Restated Credit Agreement with the Rural Telephone Finance Cooperative, as administrative agent, and a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities, and simultaneously retired the previously outstanding senior credit facility with the Rural Telephone Finance Cooperative. In August 2005, the Company entered into amendments to the credit agreement that reduced the applicable interest rates and clarified certain definitions. As of December 31,

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

2006, the Company had outstanding $477.8 million of senior debt under the term facilities, and had $31.0 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of December 31, 2006, $31.0 million was outstanding on the revolving credit facility, $50,000 under letters of credit and $69.9 million was available. Borrowings under the revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of December 31, 2006, the Company had $31.0 million outstanding under LIBOR elections at an average all-in rate of 7.36%. As of December 31, 2005, the Company had $40.0 million outstanding under LIBOR elections at an average all-in rate of 6.3%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder or (b) a base rate election plus an applicable rate adder. On August 26, 2005, the Company entered into Amendment No. 1 to the credit facilities. Amendment No. 1 reduced the applicable rate adder for Term Loan B (i), from 1.00% to 0.75% per annum for the base rate, and (ii), from 2.00% to 1.75% per annum for the LIBOR rate. As of December 31, 2006, $350 million was based upon a LIBOR election effective through March 29, 2007, at an all-in rate of 7.12%. As of December 31, 2005, $350 million was based upon a LIBOR election effective through March 30, 2006, at an all-in rate of 6.28%. The Company entered into interest rate swap agreements to fix the rate on $350 million of Term Loan B as more fully described below. As of December 31, 2006, the interest rate on the remaining $50 million was based upon a LIBOR election effective through June 12, 2007 at an all-in rate of 7.08%. As of December 31, 2005, the interest rate on the remaining $50 million was based upon a LIBOR election effective through June 12, 2006 at an all-in rate of 6.4%

Term Loan C is a $70.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Upon the expiration of the 6.65% fixed interest rate on Term Loan C in November 2007, the interest rate on such term loan will convert to the Rural Telephone Finance Cooperative base variable rate plus 0.85%.

Term Loan D is a $7.8 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Upon the expiration of the 6.65% fixed interest rate on Term Loan D in November 2007, interest on such term loan will convert to the Rural Telephone Finance Cooperative variable rate plus 0.85%.

As a condition of borrowing under Term Loans C and D, the Company is required to invest $7.8 million, representing 10% of the total amounts of Term Loans C and D, in Subordinated Capital Certificates (“SCCs”) of the Rural Telephone Finance Cooperative. SCCs are non-interest bearing but, as a member of the Rural Telephone Finance Cooperative, the Company shares proportionately in the institution’s net earnings. The Rural Telephone Finance Cooperative will redeem the SCCs in proportion to the Company’s principal repayments on Term Loans C and D.

The Company’s share of Rural Telephone Finance Cooperative net earnings, included in interest and dividend income, was, $3.8 million, $924,000, and $740,000 for the years ended December 31, 2004, 2005, and 2006, respectively.

The credit facilities are secured by substantially all of the Company’s tangible and intangible assets, properties and revenues as well as those of all of its subsidiaries. The credit facilities are guaranteed by all of the Company’s subsidiaries.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

The credit facilities permit the Company to pay dividends to holders of its common stock; however, they contain significant restrictions on the ability to do so. The credit facilities contain certain negative covenants that, among other things, limit or restrict the Company’s ability (as well as those of its subsidiaries) to: create liens and encumbrances; incur debt, issue preferred stock, or enter into leases and guarantees; enter into loans, investments and acquisitions; make asset sales, transfers or dispositions; change lines of business; enter into hedging agreements; pay dividends, redeem stock, or make certain restricted payments; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback or synthetic lease transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to its fiscal year; and engage in mergers and consolidations.

The credit facilities require the Company, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require the Company, subject to certain exceptions, to make prepayments under the credit facilities for 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of December 31, 2006, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of December 31, 2006.

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

The swap arrangements that the Company entered into on November 4, 2004, effectively fixed the interest rate that would have been paid on specified portions of its indebtedness under Term Loan B. Pursuant to this swap: from November 5, 2004 through December 30, 2007 the interest on $350 million of indebtedness under Term Loan B was to be fixed at a weighted average rate of 5.69%; from December 31, 2007 through December 30, 2008 the interest rate on $285.3 million of such indebtedness was to be fixed at a weighted average rate of 5.76%; and from December 31, 2008 through November 4, 2009 the interest rate on $142.7 million of such indebtedness was to be fixed at 5.87%.

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

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

March 31, 2007. The loan bore interest at LIBOR plus 3% (4.19% to 4.25% at December 31, 2003). The loan was extinguished in connection with the Company’s initial public offering and related debt restructuring in 2004.

The Tranche B term loan of $500 million was repayable in quarterly installments of 2.5% of outstanding principal commencing on June 30, 2007 escalating to 3.5% on June 30, 2013, with the balance due on March 31, 2015. The loan bore interest at a fixed rate of 8.85% through August 2005, subsequently, the interest rate reverted to the RTFC variable rate plus 1.10%. The remaining $25 million bore interest at the RTFC variable rate plus 1.10%. The loan was extinguished in connection with the Company’s initial public offering and related debt refinancing in 2004.

The Company had a long-term revolving credit facility through the Rural Telephone Finance Cooperative in the amount of $30 million expiring in June 2005. The credit facility bore interest at the Rural Telephone Finance Cooperative revolving rate plus 1.25%. The facility was extinguished in connection with the Company’s initial public offering and related debt refinancing in 2004.

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

9. COMMON AND PREFERRED STOCK

Common Stock—The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value. Holders of common stock have one vote per share. As of December 31, 2006, the Company has 31,379,670 shares of common stock issued and outstanding.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

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

10. INCOME TAXES

The Company’s provision for income taxes for the years ended December 31, 2004, 2005 and 2006 differs from the amounts determined by applying the statutory federal income tax rate of approximately 35% to income before taxes for the following reasons:

	2004	2005	2006
	(in thousands)
Expense at Federal Rate:	$4,972	$16,236	$16,223
Increase (Decrease) resulting from:
State income Tax	531	2,813	1,864
Non-deductible transaction costs	1,359	—	—
Valuation Allowance	(6,965)	(19,359)	(5,903)
Other, net	103	310	125

Total income tax expense	$—	$—	$12,309

Income tax (benefit) expense consists of the following for the years ended December 31:

	2004	2005	2006
	(in thousands)
Current Tax Expense:
Federal	$—	$110	$467
State	—	30	162
Deferred Income Tax Expense:
Federal	—	(110)	9,942
State	—	(30)	1,738

Total income tax expense	$—	$—	$12,309

Current income tax expense for 2005 and 2006 is due pursuant the alternative minimum tax requirements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

The Company’s deferred income tax asset/(liability) consists of the following temporary differences at December 31:

	2005	2006
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$87,068	$76,232
Impairment of goodwill	40,626	40,626
Allowance for doubtful accounts	357	390
Alternative minimum tax credit carryforward	140	821
Stock based compensation	720	1,464
Other	4,300	1,276

Total	$133,211	$120,809

Deferred Tax Liabilities:
Depreciation and amortization	$(121,706)	$(131,929)
Gain on interest rate swap	(4,557)	(5,381)
Other	(1,253)	(2,360)

Total	$(127,516)	$(139,670)

Net deferred tax asset (liability)	$5,695	$(18,861)
Less valuation allowance	(5,555)	—
Net deferred tax asset liability)	$140	$(18,861)

Current portion of deferred tax liability	$—	$(145)
Long-term deferred tax asset (liability)	140	(18,716)

Total deferred tax asset (liability)	$140	$(18,861)

At December 31, 2006, the Company had unused tax net operating loss carryforwards of approximately $185 million which expire in 2021 to 2024. For income tax purposes, the amount of net operating loss available to offset income after a change in ownership is limited under IRC Section 382. Additionally, IRC Section 338 allows for an increase in this allowance by an additional $762,000, $37.4 million, $26.3 million, $18.7 million, and $17.2 million, for tax periods ending in 2005 through 2009, respectively. The IRC Section 382 limitation of approximately $19 million will continue to apply to any remaining unreleased net operating losses after 2009.

A valuation allowance had been provided at December 31, 2005 for the deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. The Company has determined that, based upon the evidence available during 2006, the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will be, more likely than not, sufficient to utilize the entire deferred tax asset. As such, the Company determined that no valuation allowance is required for its deferred tax assets, and has reversed the remaining valuation allowance during 2006.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

11. OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is comprised of the following components as of December 31:

	2005	2006
	(in thousands)
Cumulative unrealized earnings on derivative	$11,035	$7,647
Minimum pension liability adjustment	(5,818)	(1,697)
Minimum other postretirement benefit obligation		(605)

	$5,217	$5,345

Components of other comprehensive income for the twelve months ended December 31 were:

	Other Comprehensive Income
	2004	2005	2006
	(in thousands)
Unrealized earnings on derivatives	$(84)	$11,119	$1,992
Income tax benefit (expense) including reversal of valuation allowance	—	—	(5,380)
Minimum pension liability adjustment	$—	$(5,818)	$4,751
Income tax benefit (expense) including reversal of valuation allowance	—	—	441

Total other comprehensive income	$(84)	$5,301	$1,804

Initial impact upon adoption of SFAS No. 158:
Pension, net of taxes	$—	$—	$(1,825)
Income tax benefit (expense)	—	—	754
Other postretirement obligations, net of taxes	—	—	(1,031)
Income tax benefit (expense)	—	—	426

Total	$(84)	$5,301	$128

12. LEASES

The Company leases property in various locations throughout its service area.

Future minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year are as follows as of December 31, 2006:

(in thousands)
2007	$270
2008	170
2009	103
2010	32
2011	3
Thereafter	44

Total	$622

Rental expense for the years ended December 31, 2004, 2005 and 2006 was $571,000, $332,000 and $403,000, respectively.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

13. EMPLOYEE BENEFIT PLANS

SFAS 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). The Company adopted SFAS 158 prospectively on December 31, 2006. SFAS 158 requires that the Company recognize all obligations related to defined benefit pensions and other postretirement benefits. This statement requires that the Company quantify the plans’ funding status as an asset or a liability on its consolidated balance sheet.

SFAS 158 requires that the Company measure the plans’ assets and obligations that determine its funded status as of the end of the fiscal year. The Company was also required to recognize as a component of other comprehensive income the changes in funded status that occurred during the year that was not recognized as part of net periodic benefit cost as explained in SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

	Incremental Effect of Applying SFAS Statement No. 158 On Individual Line Items in the Balance Sheet December 31, 2006
	Before Application of Statement 158	Adjustment	After Application of Statement 158
	(in thousands)
Liability for pension benefits	$3,466	$1,825	$5,291
Liability for other postretirement pension benefits	8,433	1,031	9,464
Deferred tax liability	19,896	(1,180)	18,716
Total liabilities	590,154	1,676	591,830
Accumulated other comprehensive income	7,021	(1,676)	5,345
Total Stockholders’ equity	269,375	(1,676)	267,699

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

During the second quarter of 2005, the Company amended its defined benefit pension plan to freeze the accrued benefit for all salaried participants and for certain hourly participants, and permit certain other hourly participants to elect to discontinue further benefit accruals. As a result of the amendment, the benefits to be paid to salaried participants at their normal retirement age of 65 in the form of a life annuity are fixed. The accrued benefits for hourly employees subject to the mandatory benefit freeze and for those who elected to discontinue further benefit accruals were transferred to a separate plan (the “Spin-Off Plan”). The Spin-Off-Plan was terminated during the third quarter, with almost all benefits distributed in the fourth quarter. As a result of the amendment and Spin-Off Plan termination, the number of employees accruing further benefits under the defined benefit pension plan has been reduced to approximately 40 from 175.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

Components of pension benefit costs and weighted average actuarial assumptions at December 31, were:

	2004	2005	2006
	(in thousands)
Pension benefit cost:
Service cost	$967	$581	$234
Interest cost	1,336	1,491	1,256
Expected return on plan assets	(900)	(1,004)	(687)
Amortization of unrecognized actuarial loss	275	740	473

Net periodic benefit cost	1,678	1,808	1,276
Settlement loss	—	1,485	2,985

Net periodic benefit cost, with adjustments	$1,678	$3,293	$4,261

Actuarial assumptions:
Discount rate	5.75%	5.75/5.25%	5.50%
Expected return on plan assets	7.00%	7.00%	6.26%
Long-term rate of compensation increase	4.00%	4.00%	4.00%

Due to the Plan amendment during 2005, the pension costs estimate for the period beginning June 1, 2005 through December 31, 2005 was determined using a discount rate of 5.25%. The pension costs estimate beginning January 1, 2005 through May 31, 2005 was determined using a discount rate of 5.75%. During 2006, the pension costs estimate was determined using a discount rate of 5.50%.

During 2005 and 2006, the lump-sum distributions from the Plan exceeded the settlement threshold equal to the sum of the service cost and interest cost components of net periodic pension cost resulting in an additional charge to income of $1.5 million and $3.0 million, respectively.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

The change in projected benefit obligation, change in plan assets, and funded status of the plan at December 31, were:

	2005	2006
	(dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$25,793	$25,711
Service cost	581	234
Interest cost	1,491	1,256
Actuarial loss	9,176	(1,193)
Benefits paid	(4,989)	(13,362)
Effect of curtailment	(6,341)	—

Projected benefit obligation at end of year	$25,711	$12,646

Change in plan assets:
Fair value of plan assets at beginning of year	$14,890	$12,071
Actual return on plan assets	424	819
Employer contributions	1,746	7,827
Benefits paid	(4,989)	(13,362)

Fair value of plan assets at end of year	$12,071	$7,355

Funded status at end of year:
Benefit obligation in excess of plan assets	$(13,640)	$(5,291)
Unrecognized actuarial loss	7,675	N/A

Accrued benefit costs	$(5,965)	N/A

Amounts recognized in the balance sheet:
Non-current liabilities	N/A	$(5,291)
Accrued benefit liability	$(11,783)	N/A
Accumulated other comprehensive loss	5,818	N/A

Accrued benefit costs	$(5,965)	N/A

Amounts recognized in accumulated other comprehensive income:
Net Loss	N/A	$2,891

Net amount recognized at year end	N/A	$2,891

Actuarial assumptions:
Discount rate	5.50%	5.75%
Lump sum conversion rate	4.50%	4.75%
Long-term rate of compensation increase	4.00%	4.00%

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into the net periodic benefit cost over the next fiscal year are $151,000 and $0 respectively.

The discount rate the Company used is based on the yield of a portfolio of high quality, fixed income debt instruments matched against the timing and amounts of projected future benefits. The expected return on plan assets is based on the Company asset allocation mix and the Company historical return, taking into account current and expected market conditions. The actual return on pension plan assets, net of trust paid expenses, was approximately 8.80% in 2006, compared to 3.00% in 2005. During 2005, the Company’s expected return on plan assets was 7.00%. The expected return on plan assets decreased for 2006 to 6.26% and included a 5.70% expected return on plan assets for the Spin-Off Plan and a 7.00% expected return on plan assets for the continuing plan.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31, were:

	2005	2006
	(in thousands)
Projected benefit obligation	$25,711	$12,646
Accumulated benefit obligation	23,854	10,821
Fair value of plan assets	12,071	7,355

Cash Contributions

The following table details the Company cash contributions for the years ended December 31, 2005 and 2006, and the expected contributions for 2007 (in thousands):

2005	1,746
2006	7,827
2007 (expected)	2,754

The Company contributed $5.9 million due to the termination of the Spin-Off Plan. The Company’s policy with respect to funding the qualified plans is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes.

Benefit Payments

The following table details expected benefit payments for the years 2007 through 2016 (in thousands):

2007	520
2008	606
2009	689
2010	744
2011	859
Years 2012 – 2016	6,056

Asset Allocation Strategy

The Company pension plan asset allocation at December 31, 2005 and 2006 and target allocation for 2007 were as follows:

	Target Allocation	Percentage of Plan Assets December 31,
Assets Category	2007	2005	2006
Equity securities	35%	38%	35%
Debt securities	65%	62%	64%
Other	0%	0%	1%

Total	100%	100%	100%

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

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

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

Defined Contribution Plan

The Company participates in two 401(k) employee savings plans, which allow for voluntary contributions into designated investment funds by eligible employees. The Iowa Telecom Savings Plan covers full-time salaried employees, with the Company matching employees’ contributions at the rate of 75% on the first 6% of contributions. The Iowa Telecom Hourly Savings Plan covers members of the Communication Workers of America (CWA) and International Brotherhood of Electrical Workers (IBEW), with the Company matching employees’ contributions at the rate of 66% on the first 6% of contributions. The Company may make additional contributions on behalf of both 401(k) employee savings plans’ participants who are not participants in the Iowa Telecom Pension Plan. For fiscal 2004, 2005 and 2006, the Company made additional contributions of either 3% or 4% of eligible compensation. Company contributions for both plans were $1.3 million, $1.6 million and $1.5 million for the years ended December 31, 2004, 2005 and 2006, respectively.

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

	2004	2005	2006
	(dollars in thousands)
Postretirement benefit cost:
Service cost	$176	$176	$182
Interest cost	541	506	485
Amortization of unrecognized prior service cost	(136)	(154)	(155)
Amortization of unrecognized net actuarial loss	158	152	95

Total postretirement benefit cost	$739	$680	$607

Actuarial assumptions:
Discount rate	6.00%	5.50%	5.25%

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

The change in accumulated benefit obligation, change in plan assets, and funded status of the plans at December 31, were:

	2005	2006
	(dollars in thousands)
Change in accumulated benefit obligation:
Accumulated benefit obligation at beginning of year	$9,789	$9,849
Service cost	176	182
Interest cost	506	485
Actuarial loss	(508)	(749)
Benefits paid	(114)	(303)

Accumulated benefit obligation at end of year	$9,849	$9,464

Funded status at end of year:
Benefit obligation in excess of plan assets	$(9,849)	$(9,464)
Unrecognized prior service cost	(591)	N/A
Unrecognized actuarial gain	2,310	N/A

Accrued benefit costs	$(8,130)	N/A

Amounts recognized in the balance sheet:
Current Liabilities	$—	$525
Non-current liabilities	8,130	8,939

Net amount recognized at year end	$8,130	$9,464

Amounts recognized in accumulated other comprehensive income:
Net loss	N/A	$1,468
Prior service cost (credit)	N/A	(437)

Net amount recognized at year end	N/A	$1,031

Actuarial assumptions:
Discount rate	5.25%	5.50%

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $72,000 and ($155,000) respectively.

The health care cost trend rate used in determining the accumulated postretirement benefit obligation at December 31, 2005 and 2006 was assumed to be 9.5%, decreasing incrementally until reaching an ultimate rate of 5.0% in 2015 and 2016, respectively.

Assumed health care cost trend rates may have a significant effect on the amount reported for health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects as of and for the year ended December 31, 2006:

	One Percent Increase	One Percent Decrease
	(in thousands)
Effect on total service and interest cost components	$247	$(75)
Effect on accumulated postretirement benefit obligation	3,032	(941)

Cash Contributions and Benefit Payments

The Company’s postretirement benefits are unfunded, and therefore cash contributions for postretirement benefits are equal to the benefit payments.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

The following table details the cash contributions and benefit payments for the years ended December 31, 2004, 2005 and 2006, and the expected cash contributions and benefit payments for 2007 through 2016 (in thousands):

2004	$384
2005	114
2006	303
2007 (expected)	525
2008 (expected)	506
2009 (expected)	576
2010 (expected)	662
2011 (expected)	775
Years 2012 – 2016 (expected)	4,895

All benefit payments for other postretirement benefits are voluntary, as the postretirement plans are not funded, and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent claims paid for medical and life insurance, and the Company anticipates the 2007 postretirement benefit payments will be made from cash generated from operations.

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

14. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s IPO, 513,340 have been exercised and 682,579 remain outstanding as of December 31, 2006. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

The Company recorded $123,000, $1.4 million, and $1.1 million of stock-based compensation expense during 2004, 2005, and 2006, respectively, to reflect the change in the fair value of the options upon the reduction of the exercise price resulting from the declaration of cash dividends. During 2004, the Company also recorded $18,000 of stock-based compensation expense related to options granted representing 27,028 shares of common stock with a weighted-average grant date fair value of $0.67 per share. The following weighted-average assumptions were used in determining the options fair value: dividend yield of 0%, average risk-free interest rate of approximately 5%, expected lives of 10 years from the grant date, and volatility rate of 0%. There were no options granted in 2006 or 2005.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

The fair value of each option grant and subsequent modification is estimated using the Black-Scholes option-pricing model. The table below depicts the weighted-average assumptions used in determining the options’ fair value at the time of the exercise price reductions.

	Year Ended December 31,
	2004	2005	2006
Weighted Average Expected Life (in years)	7.39 yr	3.93 yr	2.84 yr
Risk free interest rate	4.50%	4.03%	4.87%
Volatility(1)	35%(1)	29%(1)	22%(1)
Dividend yield	0%	0%	0%

(1)	Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate for a pool of similar entities was used.

A summary of the status of options granted under the 2002 Incentive Plan as of December 31, 2005 and 2006, and the changes during the years then ended, is presented below:

	Year Ended December 31, 2005		Year Ended December 31, 2006
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	1,195,919	$7.90	995,507	$6.29
Exercised	(200,412)	$7.07	(312,928)	$5.56

OUTSTANDING AT DECMBER 31,	995,507	$6.29	682,579	$4.72

Options exercisable at DECEMBER 31,	995,507	$6.29	682,579	$4.72

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life in Years	Number	Weighted Average Exercise Price per Share	Weighted Average Aggregate Intrinsic Value
$4.50 - $5.00	538,005	5.3	538,005	$4.55	$8,156,000
$5.01 - $5.50	129,379	5.7	129,379	$5.10	$1,890,000
$7.50 - $8.00	15,195	7.1	15,195	$7.68	$183,000

The weighted average exercise price of options exercisable at December 31, 2006 reflects the reductions required by the plan, as a result of the declaration of cash dividends. Pursuant to the 2002 Incentive Plan, all options became fully vested on November 23, 2004 as a result of the change in share ownership resulting from the Company’s initial public offering of common stock.

The total intrinsic value of options exercised during 2004, 2005, and 2006 was $0, $2.3 million and $4.0 million respectively. The Company received total cash proceeds of $0, $1.4 million and $1.7 million during 2004, 2005, and 2006, respectively, related to the exercise of options. The income tax benefit realized as a result of options exercised was $0, $61,000 and $49,000 during 2004, 2005, and 2006, respectively.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

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

During 2006, the Company awarded 84,800 shares of Restricted Stock and 12,000 shares of Performance Stock to various officers and employees of the Company. The restricted shares had a weighted average grant date fair value of $17.93 per share, total grant date fair values of $1.5 million, and vest over four years. The Performance shares had a weighted average grant date fair value of $19.32 per share, aggregate grant date fair values of $230,000, and will vest, subject to participants meeting specified performance targets, over 41 months. During 2005, 242,500 shares of restricted stock, with weighted average grant date fair values of $18.66 per share, were awarded under the 2005 Stock Incentive Plan. These awards have a weighted average vesting period of 58 months and total grant date fair values of $4.5 million.

As of December 31, 2005 and 2006, all restricted and performance shares awarded were expected to vest.

The Company recognizes compensation cost related to awards of restricted and performance stock on a straight-line basis over the requisite service period for the entire award. The total grant date fair market value of all outstanding restricted and performance stock awards to officers and employees was $6.3 million. During 2006, the Company recorded $1.2 million of stock-based compensation expense related to the restricted and performance stock. The Company recorded approximately $388,000 of stock-based compensation expense related to the 2005 Incentive Plan during 2005. The remaining amount to be charged to expense over the remaining service periods is $4.7 million. The Company also recorded $25,000 and $13,000 of expense during 2005 and 2006, respectively, related to the unrestricted shares issued to members of its Board of Directors.

A summary of the status of the restricted and performance shares awarded pursuant to the 2005 Incentive Plan as of December 31, 2005 and 2006, and the changes during the years then ended is presented below:

	Year Ended December 31,
Restricted Shares	2005	2006
OUTSTANDING AT BEGINNING OF YEAR	—	242,500
Granted	242,500	96,800
OUTSTANDING AT END OF YEAR	242,500	339,300

Weighted-average grant date fair value of restricted and performance shares granted during the year	$18.66	$18.10

Weighted-average grant date fair value of restricted and performance shares outstanding at December 31	$18.66	$18.50

During 2004 and 2005, a valuation allowance had been provided for our deferred tax assets that expire over time to the extent they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. Accordingly, no income tax benefit was recognized related to stock-based compensation arrangements. During 2006, the Company recognized $831,000 of income tax benefit related to all stock-based compensation arrangements, excluding the effects related to the reversal of our income tax valuation allowance.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

15. RELATED PARTY TRANSACTIONS

During 2004, 2005 and 2006 the Company sold network and special access services to a significant stockholder. The Company also purchased certain services including switch monitoring and telecommunication circuits from the related party and resold certain products obtained from the related party. During 2006, the significant stockholder reduced its holdings of the Company’s common stock, and therefore, as of December 31, 2006, is no longer considered a related party. The following table summarizes the amounts included in the accompanying financial statements related to these services:

	2004	2005	2006
	(in thousands)
Revenues	$2,929	$2,136	$2,317
Expenses	$8,972	$12,146	$10,203
Accounts receivable	$146	$119	$—
Accounts payable	$2,388	$2,218	$—

16. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents—The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Investments—Long-term investments consist primarily of Rural Telephone Finance Cooperative (“RTFC”) Subordinated Capital Certificates. It is not practicable to estimate the fair value of the RTFC Subordinated Capital Certificates because there is no quoted market price for these instruments. Ownership of RTFC Subordinated Capital Certificates is a requirement of the Company’s debt agreement with the RTFC.

Debt—The fair value of bank debt was estimated using discounted cash flow calculations and current market interest rates. The fair value of floating rate debt is considered to be equal to the carrying value because the interest rates are reset at market rates at least every twelve months and the Company does not believe its credit risk has changed materially from the date of the most recent rate reset.

Interest Rate Swaps—See note 18 for information regarding the fair value of the Company’s interest rate swap agreements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

The estimated fair value of the Company’s financial instruments is as follows:

	2005		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$26,782	$26,782	$13,613	$13,613
Financial Liabilities:
Fixed Rate long-term debt:
Term Loan C	$70,000	$68,939	$70,000	$69,276
Term Loan D	$7,778	$7,660	$7,778	$7,697
Floating rate debt:
Term Loan B	$400,000	$400,000	$400,000	$400,000
Interest rate swap	$12,132	$12,132	$13,553	$13,553

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and cash and temporary cash investments.

The Company places its cash and cash equivalents with high credit quality financial institutions. The Company also periodically evaluates the credit worthiness of the institutions with which it invests.

The Company has entered into an interest rate swap agreements to adjust the interest rate profile of its debt obligations and to achieve a targeted mix of floating and fixed rate debt. The floating rate payers under the interest rate swap agreements are nationally recognized counterparties. They have been accorded ratings similar to other large commercial banks and the Company periodically monitor these credit ratings. While the Company may be exposed to losses due to non-performance of the bank (the calculation agent), it considers the risk remote and does not expect the settlement of this transaction to have a material effect on its financial condition or results of operations.

18. DISCLOSURES ABOUT FAIR VALUE OF INTEREST RATE SWAPS

Effective August 31, 2005, the Company amended the terms of its interest rate swap agreement which the Company designated as a hedge against the variability in future interest payments due on $350 million of Term Loan B. The amended terms of the interest rate swap agreement effectively convert the variable rate interest payments due on $350 million of Term Loan B to a fixed rate of 5.865% through maturity on November 23, 2011. The purpose of the swap agreement is to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt.

During 2006, the fair market value of the swap instrument increased by $1.4 million. The portion of the change in fair value attributable to hedge ineffectiveness, which for 2006 was a loss of $368,000, is recorded in the Other Income section of the Company’s Consolidated Statement of Income. The portion of the change in fair value attributable to hedge effectiveness is recorded, net of income tax effects, in the Accumulated Other Comprehensive Income section of the Company’s Consolidated Statement of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

During 2005, the Company recognized a gain of $10.8 million, resulting from changes in the fair market value of the swap instrument. The portion of the change in fair value attributable to hedge ineffectiveness, which

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

for 2005 was $1,000, was recorded in the Other Income section of the Company’s Consolidated Statement of Income. The portion of the change in fair value attributable to hedge effectiveness was recorded in the Accumulated Other Comprehensive Income section of the Company’s Consolidated Statement of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap was excluded.

The fair value of the Company’s interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a nationally recognized financial institution. The fair value of the interest rate swap was $13.6 million as of December 31, 2006 and $12.1 million as of December 31, 2005. The swap is recorded in the Intangible and Other Assets section of the Company’s Consolidated Balance Sheets.

19. SALE OF EXCHANGES

The Company closed on the sale of three exchanges representing approximately 600 access lines on April 28, 2006, and received proceeds of approximately $4.8 million. As part of the transaction, the Company retired net plant of $1.5 million and goodwill and other intangible assets of $2.0 million and recorded a gain of approximately $1.3 million, which is included in gain on sale of properties in the Consolidated Statements of Income.

On July 1, 2006, the Company completed the sale of four of its incumbent local exchanges representing approximately 2,000 access lines and received net proceeds of approximately $8.4 million. As part of the transaction, the Company retired net plant of $1.8 million and goodwill and other intangible assets of $3.7 million and recorded a gain of approximately $2.9 million, which is included in gain on sale of properties in the Consolidated Statements of Income.

20. BUSINESS ACQUISITIONS

Montezuma Telephone. On July 1, 2006, the Company acquired Montezuma Mutual Telephone Company, a provider of telecommunications, cable television, and Internet services to customers in rural Iowa. The acquisition of Montezuma Telephone expanded the Company’s local exchange service area. The purchase price was $11.9 million and consisted of $11.7 million in cash consideration and $222,000 of direct transaction costs.

The allocation of the purchase price of Montezuma Mutual Telephone Company is as follows:

Allocation
(dollars in thousands)
Property, Plant & Equipment	$3,625
Current Assets	$1,728
Liabilities	$(2,624)
Amortizable Intangible Assets	$2,620
Goodwill	$6,587
Weighted average useful life of amortizable intangibles	9 yr

Baker Communications. On August 1, 2006, the Company acquired Baker Communications, Inc. Baker Communications designs, develops, and provides ongoing support of technology solutions for clients. The acquisition of Baker Communications provides growth beyond our local exchange service area. The purchase price was $8.8 million and consisted of $8.6 million in cash consideration and $148,000 of direct transaction costs.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

The allocation of the purchase price of Baker Communications is as follows:

Allocation
(dollars in thousands)
Property, Plant & Equipment	$881
Current Assets	$3,338
Liabilities	$(4,353)
Amortizable Intangible Assets	$3,450
Goodwill	$5,441
Weighted average useful life of amortizable intangibles	6 yr

21. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED)

	2006
	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
	(in thousands except per share amounts)
Operating revenues	$57,439	$57,172	$59,631	$59,843
Operating income	$19,691	$20,922	$21,663	$15,403
Net income	$12,018	$10,496	$8,032	$3,497
Earnings per share—basic	$0.39	$0.34	$0.26	$0.11
Earnings per share—diluted	$0.38	$0.33	$0.25	$0.11

	2005
	First Quarter	Second Quarter(4)	Third Quarter(5)	Fourth Quarter(6)
	(in thousands except per share amounts)
Operating revenues	$57,501	$58,037	$57,876	$58,226
Operating income	$19,507	$20,974	$17,832	$18,901
Net income	$11,844	$13,334	$9,617	$11,595
Earnings per share—basic	$0.38	$0.43	$0.31	$0.37
Earnings per share—diluted	$0.37	$0.42	$0.30	$0.36

(1)	Operating income and net income for the second quarter of 2006 include a $1.3 million gain on the sale of exchanges. Net income for the second quarter of 2006 included a charge of $2.8 million in income tax expense.
(2)	Operating income and net income for the third quarter of 2006 included a $2.9 million gain on the sale of exchanges. Net income for the third quarter of 2006 included a charge of $5.6 million in income tax expense.
(3)	Operating income and net income for the fourth quarter of 2006 include a pension settlement charge of approximately $2.7 million for distributions related to the retirement pension plan. Net income for the fourth quarter of 2006 included a charge of $3.9 million in income tax expense.
(4)	Net income for the second quarter of 2005 include a $2.0 million favorable impact resulting from the settlement of past access disputes with other carriers.
(5)

Operating income and net income for the third quarter of 2005 include a pension settlement charge of approximately $1.0 million for distributions related to amendments to the pension plan during the second quarter of 2005. Net income for the 3 rd quarter of 2005 include expense of $0.6 million related to an amendment to the Company’s credit agreement.

(6)	Operating income, and net income for the fourth quarter of 2005 include a pension settlement charge of approximately $0.4 million for distributions related to amendments to the pension plan during the second quarter of 2005.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls And Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that follows.

(b) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Iowa Telecommunications Services, Inc. and subsidiaries

Newton, Iowa

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Iowa Telecommunications Services, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 5, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

/s/ Deloitte & Touche LLP

Des Moines, Iowa

March 5, 2007

******

ITEM 9B. Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 5, 2007.

IOWA TELECOMMUNICATIONS SERVICES, INC.

/s/ ALAN L. WELLS
Alan L. Wells President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN L. WELLS Alan L. Wells	President, Chief Executive Officer and Director Principal Executive Officer	March 5, 2007

/S/ CRAIG A. KNOCK Craig A. Knock	Vice President, Chief Financial Officer and Treasurer, Principal Accounting Officer	March 5, 2007

/S/ BRIAN G. HART Brian G. Hart	Director	March 5, 2007

/S/ CRAIG A. LANG Craig A. Lang	Director	March 5, 2007

/S/ KENDRIK E. PACKER Kendrik E. Packer	Director	March 5, 2007

/S/ KEVIN R. HRANICKA Kevin R. Hranicka	Director	March 5, 2007

/S/ NORMAN C. FROST Norman C. Frost	Director	March 5, 2007

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Stock Repurchase Agreement, dated as of March 5, 2004, between Iowa Telecommunications Services, Inc. and GTE Midwest Incorporated.* #

3.1	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc.*

3.2	Amended and Restated By-Laws of Iowa Telecommunications Services, Inc.*

10.1	Settlement Agreement dated as of April 2, 2004, between Iowa Telecommunications Services, Inc., the Iowa Utilities Board, the Office of Consumer Advocate, and Coon Rapids Municipal Utilities, Grundy Center Municipal Communications Utility, Harlan Municipal Utilities, Reinbeck Municipal Telecommunications Utility, Manning Municipal Communication and Television System Utility, and The Community Cable Television Agency of O’Brien County.*

10.2	Purchase Agreement, dated as of March 26, 2004, between Iowa Telecommunications Services, Inc., as Issuer, the Guarantors named therein and CIBC World Markets Corp., and the other Purchasers named therein, relating to floating rate senior subordinated notes due 2007.*

10.3	Floating rate senior subordinated note (included in Exhibit 10.2).*

10.4	Amended and Restated Credit Agreement, dated as of November 23, 2004, among Iowa Telecommunications Services, Inc., the several lenders from time to time parties thereto, CIBC World Markets Corp. and Lehman Brothers Inc., as co-lead arrangers, National Rural Utilities Cooperative Finance Corporation, as co-arranger, CIBC World Markets Corp., as syndication agent, and the Rural Telephone Finance Cooperative, as administrative agent.*

10.5	Form of Mortgage and Security Agreement, dated as of November 23, 2004, by and between Iowa Telecommunications Services, Inc., as mortgagor and Rural Telephone Finance Cooperative, as mortgage.*

10.6	Amended and Restated Pledge and Security Agreement, dated as of November 23, 2004, by and between Iowa Telecommunications Services, Inc., as pledgor and Rural Telephone Finance Cooperative, as collateral agent.*

10.10	Amended and Restated Security Agreement, dated as of November 23, 2004, among Iowa Telecommunications Services, Inc., Iowa Telecom Communications, Inc., Iowa Telecom Data Services, L.C., Iowa Telecom Technologies, LLC, and Rural Telephone Finance Cooperative.*

10.11	Employment Agreement dated August 3, 2005 between Iowa Telecommunications Services, Inc. and Alan L. Wells - incorporated by reference to Exhibit 10.1 to Iowa Telecom’s Current Report on Form 8-K dated August 2, 2005. #

10.12	Iowa Telecommunications Services, Inc. Stock Incentive Plan, adopted on April 26, 2002.*
10.13	Amendment to Iowa Telecommunications Services, Inc. Stock Incentive Plan, approved as of October 29, 2004.* #

10.14	Non-Competition Agreement, dated as of November 16, 2004, between Iowa Telecommunications Services, Inc. and Iowa Networks Services, Inc.*

10.22	2005 Stock Incentive Plan—incorporated by reference to Exhibit A to Iowa Telecom’s Definitive Proxy Statement for the 2005 Annual Meeting filed on Schedule 14A on April 29, 2005. #

10.23	Amendment No. 1 dated as of August 26, 2005 to the Amended and Restated Credit Agreement dated as of November 23, 2004 between the Company, the several lenders from time to time party thereto, and Rural Telephone Finance Cooperative, as administrative agent—incorporated by reference to Exhibit 10.1 to Iowa Telecom’s Current Report on Form 8-K dated August 26, 2005

Exhibit Number	Description
10.24	Restricted Stock Agreement dated as of August 3, 2005 between Iowa Telecommunications Services, Inc. and Alan L. Wells—incorporated by reference to Exhibit 10.2 to Iowa Telecom’s Current Report on Form 8-K dated August 2, 2005. #

10.25	Form of Restricted Stock Agreement used under 2005 Stock Incentive Plan—incorporated by reference to Exhibit 10.3 to Iowa Telecom’s Current Report on Form 8-K dated August 2, 2005. #

21	Subsidiaries of Iowa Telecommunications Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Previously filed as exhibits to Iowa Telecom’s Registration Statement on Form S-1 (File No. 333-114349) and incorporated herein by reference thereto.
#	Management agreement or compensatory plan or arrangement.