Form 10-Q
period 2007-03-31
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2007-05-03
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 1, 2007 was 31,711,480.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	December 31, 2006	March 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,613	$5,205
Accounts receivable, net	20,828	20,086
Inventories	3,124	3,362
Prepayments and other current assets	2,550	3,026

Total Current Assets	40,115	31,679

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	521,556	527,261
Accumulated depreciation	(222,581)	(233,094)

Net Property, Plant and Equipment	298,975	294,167

GOODWILL	466,554	466,554
INTANGIBLE ASSETS AND OTHER, net	39,982	37,041
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	13,903	13,592

Total Assets	$859,529	$843,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$31,000	$16,000
Accounts payable	9,565	10,185
Advanced billings and customer deposits	8,460	8,254
Accrued and other current liabilities	32,035	26,469

Total Current Liabilities	81,060	60,908
LONG-TERM DEBT	477,778	477,778
DEFERRED TAX LIABILITIES	18,716	25,147
OTHER LONG-TERM LIABILITIES	14,276	14,555

Total Liabilities	591,830	578,388
COMMITMENTS AND CONTINGENCIES (Note 8)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,379,670 and 31,380,292 issued and outstanding, respectively	314	314
Additional paid-in capital	322,016	322,619
Retained deficit	(59,976)	(62,349)
Accumulated other comprehensive income	5,345	4,061

Total Stockholders’ Equity	267,699	264,645

Total Liabilities and Stockholders’ Equity	$859,529	$843,033

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2006	2007
REVENUES AND SALES:
Local services	$19,055	$18,847
Network access services	24,748	29,281
Toll services	5,519	5,390
Other services and sales	8,117	12,978

Total Revenues and Sales	57,439	66,496

OPERATING COSTS AND EXPENSES:
Cost of services and sales (exclusive of items shown separately below)	15,548	18,376
Selling, general and administrative	10,521	10,481
Depreciation and amortization	11,679	12,028

Total Operating Costs and Expenses	37,748	40,885

OPERATING INCOME	19,691	25,611

OTHER INCOME (EXPENSE):
Interest and dividend income	201	371
Interest expense	(7,824)	(8,012)
Other, net	(50)	(224)

Total Other Expense, net	(7,673)	(7,865)

EARNINGS BEFORE INCOME TAXES	12,018	17,746
INCOME TAX EXPENSE	—	7,273

NET INCOME	$12,018	$10,473

BASIC - Earnings Per Share	$0.39	$0.33

BASIC -Weighted Average Number of Shares Outstanding	31,085	31,380

DILUTED - Earnings Per Share	$0.38	$0.33

DILUTED - Weighted Average Number of Shares Outstanding	31,950	32,013

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands Except Per Share Data)

	Three Months Ended March 31, 2006 and 2007
	Common Shares	Common Stock	Additional Paid- In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2005	31,065,963	$311	$317,877	$(42,874)	$5,217	$280,531
Income available for common stockholders	—	—	—	12,018	—	12,018
Unrealized earnings on derivatives, net of tax effect	—	—	—	—	(595)	(595)

Total comprehensive income	—	—	—	12,018	(595)	11,423
Compensation from compensatory stock plans	779	—	568	—	—	568
Exercise of employee stock options	57,614	—	357	—	—	357
Dividends declared ($0.405 per share)	—	—	—	(12,704)	—	(12,704)

Balance, March 31, 2006	31,124,356	$311	$318,802	$(43,560)	$4,622	$280,175

Balance, December 31, 2006	31,379,670	$314	$322,016	$(59,976)	$5,345	$267,699
Income available for common stockholders	—	—	—	10,473	—	10,473
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(1,284)	(1,284)

Total comprehensive income (loss)	—	—	—	10,473	(1,284)	9,189
Compensation from compensatory stock options	622	—	603	—	—	603
Dividends declared ($0.405 per share)	—	—	—	(12,846)	—	(12,846)

Balance, March 31, 2007	31,380,292	$314	$322,619	$(62,349)	$4,061	$264,645

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,018	$10,473
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,100	11,495
Amortization of intangible assets	579	533
Amortization of debt issuance costs	148	148
Loss from sale of exchanges	26	—
Deferred income taxes	(172)	6,895
Non-cash stock based compensation expense	568	593
Changes in operating assets and liabilities, net of effects of business acquisitions:
Receivables	(735)	742
Inventories	(552)	(238)
Accounts payable	(2,041)	620
Other assets and liabilities	(1,374)	(5,286)

Net Cash Provided by Operating activities	19,565	25,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,112)	(6,537)
Proceeds from sale of exchanges	95	—

Net Cash Used in Investing Activities	(5,017)	(6,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	(24,000)	(15,000)
Proceeds from exercise of stock options	357	—
Dividends paid	(12,680)	(12,846)

Net Cash Used in Financing Activities	(36,323)	(27,846)

NET CHANGE IN CASH AND CASH EQUIVALENTS	$(21,775)	$(8,408)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,782	13,613

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,007	$5,205

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,844	$7,908

Cash paid for income taxes	$—	$3

SUPPLEMENTAL NON-CASH ACTIVITIES:

Dividends on Common Stock of $12,704 were declared on March 17, 2006 for shareholders of record as of March 31, 2006 and the dividends were paid on April 17, 2006.

Dividends on Common Stock of $12,846 were declared on March 15, 2007 for shareholders of record as of March 30, 2007 and the dividends were paid on April 16, 2007.

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Iowa Telecommunications Services, Inc. and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2006, that are included in the Company’s most recently filed annual report on Form 10-K.

2. EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average outstanding common shares plus equivalent shares assuming exercise of stock options and vesting of unvested compensatory shares. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2006	2007
	(in thousands, except per share amounts)
Net Income	$12,018	$10,473

Weighted average shares outstanding – basic	31,085	31,380

Diluted shares outstanding:
Weighted average shares outstanding	31,085	31,380
Add shares issuable upon exercise of stock options, net	622	521
Add unvested compensatory stock shares, net	243	112

Weighted average shares outstanding – diluted	31,950	32,013

Earnings Per Share:
Basic	$0.39	$0.33
Diluted	$0.38	$0.33

As of March 31, 2006 and 2007, total options outstanding were 937,893 and 682,579, respectively.

3. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan that covers many former GTE Midwest Incorporated (“GTE”) employees and many union employees. The provisions of the Plan were assumed by the Company in connection with the GTE acquisition on June 30, 2000. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum benefits, and various annuity options. During the first quarter of 2007 no contributions were made to the plan.

Components of pension benefit cost are as follows:

	Three Months Ended March 31,
	2006	2007
	(dollars in thousands)
Pension Benefit Cost:
Service cost	$58	$59
Interest cost	327	185
Expected return on plan assets	(178)	(154)
Amortization of unrecognized actuarial loss	124	42

Net periodic benefit cost	331	132
Settlement cost	239	—

Net periodic benefit cost, with adjustments	$570	$132

During the second quarter of 2005, the Company amended the defined benefit pension plan to freeze the accrued benefit for all salaried participants and for certain hourly participants, and to permit certain other hourly participants to elect to discontinue further benefit accruals. As a result of the amendment, the benefits to be paid to salaried participants at their normal retirement age of 65 are fixed. The accrued benefits for hourly employees subject to the mandatory benefit freeze and for those who elect to discontinue further benefit accruals were transferred to a separate plan (the “Spin-Off Plan”). The Spin-Off Plan was terminated during the third quarter of 2006, with almost all benefits distributed in the fourth quarter. As a result of the amendment and Spin-Off Plan termination, the number of employees accruing further benefits under the Plan has been reduced to approximately 40 from 175.

During the three month period ended March 31, 2006, the company recorded a settlement loss of $239,000 related to the Spin-Off Plan.

Postretirement Benefits

The Company assumed a postretirement benefit obligation plan for employees who qualified for benefits at the date of the GTE acquisition. This plan provides for certain medical and life insurance benefits to certain employees who satisfy the requirements for an early or normal pension under the defined benefit pension plan.

Components of postretirement benefit cost are as follows:

	Three Months Ended March 31,
	2006	2007
	(dollars in thousands)
Postretirement Benefit Cost:
Service cost	$46	$42
Interest cost	128	128
Amortization of unrecognized net actuarial loss	35	16
Amortization of unrecognized prior service cost	(39)	(39)

Net periodic benefit cost	$170	$147

4. LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES

Credit Facilities

As of March 31, 2007, we had outstanding $477.8 million of senior debt under our term facilities, and had $16.0 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of March 31, 2007, $16.0 million was outstanding on the revolving credit facility and $84.0 million was available. Borrowings under our revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of March 31, 2007, we had $16.0 million outstanding under LIBOR elections at an average all-in rate of 7.34%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of March 31, 2007, $350 million of the Term Loan B was based upon a LIBOR election effective through June 29, 2007, at an all-in rate of 7.10%. We have entered into interest rate swap agreements to fix the rate on $350 million of Term Loan B as more fully described below. As of March 31, 2007, the interest rate on the remaining $50 million was based upon a LIBOR election effective through June 12, 2007 at an all-in rate of 7.08%.

Term Loan C is a $70.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Upon the expiration of the 6.65% fixed interest rate on Term Loan C in November 2007, the interest rate on such term loan will convert to the Rural Telephone Finance Cooperative base variable rate plus 0.85% (currently 8.60%).

Term Loan D is a $7.8 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Upon the expiration of the 6.65% fixed interest rate on Term Loan D in November 2007, interest on such term loan will convert to the Rural Telephone Finance Cooperative variable rate plus 0.85% (currently 8.60%).

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of March 31, 2007, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which with we were in compliance as of March 31, 2007.

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

5. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s initial public offering, 513,340 have been exercised and 682,579 remain outstanding as of March 31, 2007. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

The Company recorded $248,000 of stock-based compensation expense during the three months ended March 31, 2007, to reflect the change in the fair value of the options upon the reduction of the exercise price resulting from the declaration of cash dividends. During the three months ended March 31, 2006 the Company recorded $322,000 of stock-based compensation expense to reflect the change in the fair value of the options upon the reduction of the exercise price resulting from the declaration of a cash dividend.

The fair value of each option grant and subsequent modification is estimated using the Black-Scholes option-pricing model. The table below depicts the weighted-average assumptions used in determining the options’ fair value at the time of the exercise price reductions.

	Three Months Ended March 31,
	2006		2007
Weighted Average Expected Life (in years)	3.4 yr		2.4 yr
Risk free interest rate	4.8%		4.5%
Volatility	23%	(1)	19%
Dividend yield	0%		0%

(1)	Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate for a pool of similar entities was used.

A summary of the status of options granted under the 2002 Incentive Plan as of March 31, 2006 and 2007, and the changes during the three month periods then ended is presented below:

	March 31, 2006		March 31, 2007
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF QUARTER	995,507	$6.29	682,579	$4.72
Granted	—	—	—	—
Exercised	(57,614)	6.20	—	—

OUTSTANDING AT END OF QUARTER	937,893	$5.89	682,579	$4.32

Options exercisable at quarter end	937,893	$5.89	682,579	$4.32

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life In Years	Number	Weighted Average Exercise Price per Share	Weighted Average Aggregate Intrinsic Value
$4.00 to $4.50	538,005	5.1 years	538,005	$4.14	$8,532,759
$4.51 to $5.00	129,379	5.5 years	129,379	$4.69	$1,980,792
$7.00 to $7.50	15,195	6.8 years	15,195	$7.28	$193,280

The weighted average exercise price of options exercisable at March 31, 2007 reflects the reductions required by the plan, as a result of the declaration of cash dividends. Pursuant to the 2002 Incentive Plan, all options became fully vested on November 23, 2004 as a result of the change in share ownership resulting from the Company’s initial public offering of common stock.

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $648,000. The Company received total cash proceeds of $357,000 related to the exercise of options during the three months ended March 31, 2006. There were no options exercised during the three month period ended March 31, 2007.

2005 Stock Incentive Plan

The Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) allows for the issuance of up to an aggregate of 500,000 shares of Restricted or Unrestricted Stock, of which 339,300 shares of Restricted Stock have been awarded to various officers and employees of the Company and 2,757 shares of Unrestricted Stock have been issued to members of the Company’s Board of Directors.

A summary of the status of the restricted and performance shares awarded pursuant to the 2005 Incentive Plan as of March 31, 2006 and 2007, and the changes during the three month periods then ended is presented below:

	Three Months Ended March 31,
Restricted Shares	2006	2007
OUTSTANDING AT BEGINNING OF YEAR	242,500	339,300
Granted	—	—
OUTSTANDING AT MARCH 31	242,500	339,300

Weighted-average grant date fair value of restricted and performance shares outstanding at March 31	$18.66	$18.50

The Company recognizes compensation cost related to awards of restricted and performance stock on a straight-line basis over the requisite service period for the entire award. The total grant date fair market value of all outstanding restricted and performance stock awards to officers and employees was $6.3 million. The Company recorded $342,000 and $233,000 of stock-based compensation expense during the three month periods ended March 31, 2007 and 2006, respectively. The remaining amount to be charged to expense over the remaining service periods is $4.3 million. The Company also recorded $3,000 and $13,000 of expense during the three month periods ended March 31, 2007 and 2006, respectively, related to the unrestricted shares issued to members of its Board of Directors.

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

During the three months ended March 31, 2007, the fair market value of the swap instrument decreased from $13.6 million to $11.1 million. The portion of the loss attributable to hedge ineffectiveness, $174,000, is recorded in the Other Income section of the Company’s Condensed Consolidated Statement of Income. The portion of the loss attributable to hedge effectiveness is recorded, net of income tax effects, in the Accumulated Other Comprehensive Income section of the Company’s Condensed Consolidated Statement of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the loss from the swap is excluded.

During the three months ended March 31, 2006, the fair market value of the swap instrument increased from $12.1 million to $18.8 million. As the Company measured no ineffectiveness in the hedge, all of the gain was recorded in the Accumulated Other Comprehensive Income section of the Company’s Condensed Consolidated Statement of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain from the swap was excluded.

The fair value of our interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a nationally recognized financial institution. The fair value of the interest rate swap was $11.1 million as of March 31, 2007 and $13.6 million as of December 31, 2006. The swap is recorded in the Intangible and Other Assets section of our Condensed Consolidated Balance Sheets.

7. INCOME TAXES

Income tax expense consists of the following for the three month periods ended March 31:

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Current Tax Expense:
Federal	$130	$287
State	42	91
Deferred Income Tax Expense:
Federal	3,345	5,877
State	1,179	1,018
Valuation Allowance	(4,696)	—

Total income tax expense	—	$7,273

Current income tax expense for 2006 and 2007 is primarily due to the alternative minimum tax requirements.

A valuation allowance had been provided at December 31, 2005 for the deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. The Company determined that, based upon the evidence available as of June 30, 2006, and as of the end of each period thereafter, the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will be, more likely than not, sufficient to utilize the entire deferred tax asset. As such, the Company determined that no valuation allowance was required for its deferred tax assets, and reversed the remaining valuation allowance during 2006.

As of March 31, 2007, the Company had unused tax net operating loss carryforwards of approximately $171 million which expire between 2021 and 2024. The amount of net operating loss allowable to offset income after a change in ownership is limited under Internal Revenue Code (“IRC”) Section 382. However, IRC Section 338 allows for an increase in this allowance by an additional $762,000, $37.4 million, $26.3 million, $18.7 million, and $17.2 million, for tax periods ending in 2005 through 2009, respectively. The IRC Section 382 limitation of approximately $19 million will continue to apply to any remaining unreleased net operating losses after 2009.

8. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

9. NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Guidance is provided on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Adoption of FIN 48 on January 1, 2007, had no effect on our financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Overview

General

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa, serving over 440 communities across the state. We are the second-largest local exchange carrier in Iowa. Iowa Telecom currently operates 288 telephone exchanges as the incumbent or “historical” local exchange carrier and is the sole telecommunications company providing wireline services in approximately 85% of those exchanges. Together with our competitive local exchange carrier subsidiaries, we provide services to approximately 251,400 access lines in Iowa.

Our core business is the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 72% of our total revenues in the first three months of 2007, we provide long distance service, dial-up and DSL Internet access and other communications services. As part of our strategy of pursuing growth beyond our current service area, we compete for customers in adjacent markets in Iowa through our competitive local exchange carrier subsidiaries, Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Together, ITC and IT Communications are referred to as the “CLEC” or our “CLEC Operations”.

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

•

the continuing effects of the implementation of 2004 and 2005 Iowa Utilities Board orders deregulating retail local service rates in 28 exchanges and the statewide election we made effective July 1, 2005 to begin offering certain retail local services at deregulated rates;

•	our ability to control our variable operating expenses, such as sales and marketing expense; and

•	the development of our competitive local exchange carrier strategy.

Access Line Trends

The number of access lines served is a factor that can affect a telecommunications provider’s revenues. Consistent with a general trend in the rural local exchange carrier industry in the past few years, the number of access lines we serve as an incumbent local exchange carrier has been gradually decreasing. We expect that this trend will continue. Because substantially all of our revenues result from our relationships with customers who utilize our access lines and the level of activity utilized on those lines, the access line trend has an adverse impact on our revenues. Our response to this trend will have an important impact on our future revenues. Our primary strategy to respond to this trend is to leverage our strong incumbent market position to increase our revenue per access line by selling additional services to our customer base and to promote our DSL Internet access service offering, which is increasingly used in lieu of additional access lines devoted to Internet usage. In addition, we expect to add new access lines as we pursue expansion of our service area through our competitive local exchange carrier subsidiaries and, potentially, through selected acquisitions of other telecommunications companies or lines from other telecommunications companies. However, we believe that the number of access lines served is not the sole meaningful indicator of our operating prospects and that, given our relatively stable subscriber base and ability to offer additional services, the number of long distance, and dial-up and DSL Internet subscribers are also meaningful indicators for us.

The table below indicates the total number of access lines we serve and the number of customers subscribing to the indicated types of service as of the dates and for the periods shown:

	As of March 31,
	2006	2007
Incumbent local exchange access lines(1)	236,400	226,800
Competitive local exchange carrier access lines(2)	21,300	24,600

Total access lines	257,700	251,400

Long distance subscribers	144,600	147,700
Dial-up Internet subscribers	39,600	29,200
DSL subscribers	35,900	55,200

(1)	Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 3,200 wholesale lines subscribed at March 31, 2006 and 3,000 at March 31, 2007.
(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiaries.

We intend to continue our strategy of increasing revenues by cross-selling additional services to our existing customer base, in the form of both bundled service packages and individual additional services. Between March 31, 2006 and March 31, 2007, total long distance service subscribers increased by 3,100, total DSL Internet access service subscribers increased by 19,300, and total dial-up Internet access service subscribers decreased by 10,400, with much of the decrease in total dial-up subscribers being a reflection of customer migration from dial-up to DSL service.

The following is a discussion of the major factors affecting our access line counts:

Competition. Competitive local exchange carriers are offering service in approximately 44 of the 418 incumbent local exchange communities that we serve.

In addition, we have experienced, and expect to continue experiencing, some line losses due to competition from wireless providers, but cannot precisely quantify the effect of this competition on us. We are responding proactively to wireless competition by offering bundled service packages that include blocks of long distance minutes. These packages are designed to meet the demand of our customers who wish to purchase both local and long distance services in a package, as is typically offered by wireless providers.

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

Mediacom’s telephony affiliate, MCC Telephony of Iowa, Inc. (“MCC”) has stated that it intends to offer voice services in certain of the communities where we operate as the incumbent local exchange carrier through a business arrangement with Sprint Communications L. P. (“Sprint”) pursuant to an interconnection agreement approved by the Iowa Utilities Board on April 24, 2006. On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U. S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into the agreement with Sprint and asking the court to invalidate the agreement. Notwithstanding the filing of our federal complaint, we have negotiated, mediated and litigated with Sprint and, at times, with MCC, to resolve issues relating to interpretation and implementation of the interconnection agreement. On January 22, 2007, we filed a second complaint against the Iowa Utilities Board and Sprint in U.S. District Court asking the court to rule that the Iowa Utilities Board acted unlawfully when it interpreted the interconnection agreement to require Iowa Telecom to provide certain services to Sprint, particularly in the manner requested by Sprint. In addition to the disputes pending in federal district court and before the Iowa Utilities Board, we are also defending a complaint filed by MCC on July 31, 2006, in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The state court complaint seeks unspecified damages and costs and additional relief as warranted. This state court proceeding is currently stayed pending resolution of the federal complaints. How and when the disputes regarding interpretation and implementation of the interconnection agreement are ultimately resolved is uncertain, as is the ultimate outcome of the federal and state litigation.

Exchange Sales. On February 28, 2006, we closed a transaction for the sale of one exchange with less than 20 access lines. On April 28, 2006 we closed a transaction for the sales of three exchanges, representing approximately 600 access lines. On July 1, 2006, we closed a transaction for the sale of four exchanges, representing approximately 2,000 access lines.

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

Our Retail Local Rate and Pricing Structure

As described under “Overview – Competition” above, effective July 1, 2005, the rates for all of our retail local exchange service except for single line flat-rated business and residential service and EAS were deregulated. Beginning July 1, 2005, monthly rates for single line services remaining under price regulation may be adjusted annually by one dollar for residential lines and two dollars for business lines, plus an inflation increment, up to a monthly rate cap of $19.00 for residential lines and $38.00 for business lines. Pursuant to a January 25, 2007 interpretation by the Iowa Utilities Board, the $19.00 and $38.00 limits are inclusive of any incremental inflationary adjustments and, therefore, once met, do not permit further inflationary adjustments. These rates do not, however, include charges for Extended Area Services, which, to the extent that it is offered in conjunction with single line flat-rate service, remains regulated by the Iowa Utilities Board. Single line flat-rated business and residential service and EAS will also be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. If the Iowa Utilities Board decides to continue price regulation to 2010, both residential and business monthly rates may be increased up to two dollars during each twelve-month period of the extension and the overall rate caps of $19.00 and $38.00 will be eliminated.

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

As of March 31, 2007, our CLEC Operations served 24,600 access lines. Our CLEC Operations accounted for 9.8% of Iowa Telecom’s total access lines as of March 31, 2007. Throughout 2007, we plan to maintain a limited investment approach as we continue to grow our competitive local exchange carrier business.

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

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others. We receive federally administered universal service support, representing approximately 2% of our total revenue in the first three months of 2007, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject to in 2000. In addition, Montezuma Telephone received high cost loop universal service support amounting to less than 1% of our revenue. Switched access charges for services within Iowa are based on rates approved by the Iowa Utilities Board. Switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

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

The following table summarizes our revenues and sales from these sources:

	Three Months Ended March 31,		% of Total Revenues and Sales for the Three Months Ended March 31,
	2006	2007	2006	2007
	(dollars in thousands)
Local services	$19,055	$18,847	33%	28%
Network access services	24,748	29,281	43%	44%
Toll services	5,519	5,390	10%	8%
Other services and sales	8,117	12,978	14%	20%

Total	$57,439	$66,496	100%	100%

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of income for the periods indicated, expressed as a percentage of total revenues and sales:

	Three Months Ended March 31,
	2006	2007
Total revenues and sales	100%	100%
Cost of services and sales (excluding expenses listed separately below)	27%	27%
Selling, general and administrative	18%	16%
Depreciation and amortization	21%	18%

Operating income	34%	39%
Other expenses, net	13%	12%

Earnings before income taxes	21%	27%
Income tax expense	—%	11%

Net income	21%	16%

Three Months Ended March 31, 2007 and 2006

Revenues and Sales

The table below sets forth the components of our revenues and sales for the three months ended March 31, 2007 compared to the same period in 2006:

	Three Months Ended March 31,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Revenues and Sales
Local services	$19,055	$18,847	$(208)	-1.1%
Network access services	24,748	29,281	4,533	18.3%
Toll services	5,519	5,390	(129)	-2.3%
Other services and sales	8,117	12,978	4,861	59.9%

Total revenues and sales	$57,439	$66,496	$9,057	15.8%

Local Services. Local services revenues decreased $208,000, or 1.1%, for the three months ended March 31, 2007 as compared to 2006. The decrease is primarily due to access line erosion. From March 31, 2006 to March 31, 2007, total access lines decreased by 6,300 including the loss of 9,600 incumbent local exchange carrier lines, inclusive of access line sales and purchases in 2006, and an increase in lines served by our competitive local exchange carriers of 3,300. The decrease in revenue resulting from the access line erosion was partially offset by higher revenue from enhanced local services which increased by $202,000 due to growth of our bundled product offerings. Local rate increases also helped to offset the impact of access line erosion.

Network Access Services. Our network access services revenues increased $4.5 million, or 18.3%, for the three months ended March 31, 2007 as compared to the same period in 2006. The increase is primarily due to $4.8 million of revenue from certain non-recurring network access billing matters with connecting carriers.

Toll Services. Our toll services revenues decreased by $129,000, or 2.3%, for the three months ended March 31, 2007 as compared to the same period in 2006. The number of long distance customers increased by approximately 3,100, or 2.1%. However, this increase was offset by a decrease in average minutes of use per customer and average revenue per minute.

Other Services and Sales. Other services and sales revenues increased by $4.9 million, or 59.9%, for the three months ended March 31, 2007 as compared to the same period in 2006. The revenue increase was in part due to growth in our CPE and data business, primarily as a result of our acquisition of Baker Communications in August 2006. Additionally, DSL Internet access service revenues increased $1.6 million, or 45.3%, due primarily to customer growth. This increase was partially offset by decreases in dial-up Internet revenue of $512,000. We believe the decline in dial-up Internet access service customers is the result of customer migration to broadband products such as our DSL service.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the three months ended March 31, 2007 compared to the same period in 2006:

	Three Months Ended March 31,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$15,548	$18,376	$2,828	18.2%
Selling, general and administrative	10,521	10,481	(40)	-0.4%
Depreciation and amortization	11,679	12,028	349	3.0%

Total operating costs and expenses	$37,748	$40,885	$3,137	8.3%

Cost of Services and Sales. Cost of services and sales increased $2.8 million, or 18.2%, for the three months ended March 31, 2007 as compared to the same period in 2006. The increase was principally due to growth of our CPE and data business, primarily as a result of our acquisition of Baker Communications in August of 2006.

Selling, General and Administrative Costs. Selling, general and administrative costs decreased $40,000, or 0.4%, for the three months ended March 31, 2007 as compared to the same period in 2006.

Depreciation and Amortization. Depreciation and amortization increased $349,000, or 3.0%, for the three months ended March 31, 2007 as compared to the same period in 2006. The increase is primarily due to depreciation and amortization related to Montezuma Mutual Telephone Company and Baker Communications which were acquired in July 2006 and August 2006, respectively.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the three months ended March 31, 2007 compared to the same period in 2006:

	Three Months Ended March 31,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$201	$371	$170	84.6%
Interest expense	(7,824)	(8,012)	(188)	2.4%
Other, net	(50)	(224)	(174)	348.0%

Total other expense	$(7,673)	$(7,865)	$(192)	2.5%

Interest and Dividend Income. Interest and dividend income increased $170,000, or 84.6%, primarily due to higher dividend income.

Interest Expense. Interest expense increased $188,000, or 2.4%, for the three months ended March 31, 2007 as compared to the same period in 2006. The increase is due to a higher average balance on the revolving credit facility and higher interest rates on our variable rate debt.

Other, Net. Other, net was a net expense of $224,000 for the three months ended March 31, 2007 compared to $50,000 in the same period in 2006.

Income Tax Expense

A valuation allowance had been recorded at December 31, 2005, for our deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. We determined that, based upon the evidence available as of June 30, 2006 and as of the end of each period thereafter, the combination of the continued generation of taxable income from operations and reversing temporary differences will be, more likely than not, sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance was required for our deferred tax assets, and we reversed the remaining allowance during 2006. During the three months ended March 31, 2006 and 2007 cash income taxes paid were zero, and $3,000, respectively.

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements arise primarily from: (i) interest payments related to our credit facilities; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our common stock and (v) potential acquisitions.

The table below reflects the dividends declared or paid by the Company during 2006 and 2007:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 16, 2005	$0.405	December 30, 2005	January 17, 2006
March 17, 2006	$0.405	March 31, 2006	April 17, 2006
June 15, 2006	$0.405	June 30, 2006	July 17, 2006
September 15, 2006	$0.405	September 29, 2006	October 16, 2006
December 15, 2006	$0.405	December 29, 2006	January 16, 2007
March 15, 2007	$0.405	March 30, 2007	April 16, 2007

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

Our ability to service our indebtedness will depend on our ability to generate cash in the future. We are not required to make any scheduled principal payments under our credit facilities, which will mature in 2011. However, we may be required to make annual mandatory prepayments under our credit facilities with a portion of our available cash. We will need to refinance all or a portion of our indebtedness on or before maturity in 2011.

The dividend policy adopted by our board of directors calls for us to distribute a substantial portion of our cash flow to our shareholders. As a result, we may not have significant cash available to meet any large unanticipated liquidity requirements, other than through available borrowings, if any, under our revolving credit facility. Therefore, we may not have a sufficient amount of cash to finance growth opportunities, including acquisitions, to fund unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition, results of operations and our business could suffer. However, our board of directors may, in its discretion, amend or repeal this dividend policy to decrease the level of dividends provided for under the policy, or to discontinue entirely the payment of dividends.

In March 2007, we reached a tentative agreement with the Communications Workers of America on a new five-year labor agreement. The agreement was ratified by union members on April 30, 2007 and expires on May 12, 2012. As part of the new agreement, medical benefits for certain retirees will be eliminated and may be reduced for others. Additionally, life insurance benefits will be eliminated for all retirees covered under the agreement. The Company can not determine the financial impact of these changes until the covered employees make certain elections provided for under the agreement.

We have historically funded our operations and capital expenditure requirements primarily with cash from operations and our revolving line of credit. The following table summarizes our short-term liquidity and Adjusted Total Debt, as defined in our credit agreement, as of December 31, 2006 and March 31, 2007:

	As of
	December 31, 2006	March 31, 2007
	(in thousands)
Short-Term Liquidity:
Current assets	$40,115	$31,679
Current liabilities	(81,060)	(60,908)

Net working capital deficit	$(40,945)	$(29,229)

Cash and cash equivalents	$13,613	$5,205
Available on revolving credit facility	$69,000	$84,000
Adjusted Total Debt:
Long – term debt	$477,778	$477,778
Revolving credit facility	31,000	16,000

Total debt	508,778	493,778
Minus:
RTFC Capital Certificates	(7,778)	(7,778)
Cash and cash equivalents	(13,613)	(5,205)

Adjusted Total Debt	$487,387	$480,795

The following table summarizes our adjusted EBITDA, as defined in our credit agreement, for the three month periods ended March 31, 2006 and 2007.

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Adjusted EBITDA:
Net Income	$12,018	$10,473
Interest expense	7,824	8,012
Income tax expense	—	7,273
Depreciation and amortization	11,679	12,028
Unrealized losses on financial derivatives	50	224
Non-cash stock-based compensation expense	568	593
Extraordinary or unusual (gains) losses	—	—
Non-cash portion of dividend income	(33)	(158)
Other non-cash losses (gains)	—	—
Loss (gain) on disposal of assets not in ordinary course of business	26	—
Transaction costs	—	—

Adjusted EBITDA	$32,132	$38,445

The increase in net working capital from December 31, 2006 to March 31, 2007 is primarily due to the cash flow from operations. The reductions in current assets and current liabilities are primarily due to the use of cash and cash equivalents to reduce the balance outstanding on the revolving credit facility.

The following table summarizes our sources and uses of cash for the three months ended March 31, 2006 and 2007.

	For the three months ended March 31,
	2006	2007
Description	(in thousands)
Net Cash Provided (Used) By
Operating activities	$19,565	$25,975
Investing activities	$(5,017)	$(6,537)
Financing activities	$(36,323)	$(27,846)

Cash Provided by Operating Activities

For the three months ended March 31, 2006, and 2007, cash provided by operating activities was $19.6 million and $26.0 million, respectively. The increase in cash provided by operating activities is primarily due to the funds received related to the resolution of certain network access disputes.

Cash Used in Investing Activities

The table below sets forth the components of cash (provided by) used in investing activities for the three months ended March 31, 2006 and 2007:

	For the three months ended March 31,
	2006	2007
	(in thousands)
Network and support assets	$4,448	$4,551
Other	664	1,986

Total capital expenditures	5,112	6,537
Business dispositions	(95)	—

Total	$5,017	$6,537

The increase in Other capital expenditures is primarily due to approximately $1.5 million which has been spent on our new headquarters facility.

In April 2004, our incumbent local exchange carrier reached a settlement agreement with the Iowa Utilities Board and other parties. Pursuant to the settlement agreement, we are obligated to invest substantially all additional revenues generated by the allowed increase in our rates, except for revenues resulting from inflation adjustments, on capital improvements identified in our network improvement plan. This investment is in addition to our baseline level of network capital expenditures, which was assumed to be $16 million per year during the initial period of the plan. The initial period continued until we had spent $38.9 million of cumulative capital expenditures in excess of our assumed baseline investment level. This requirement was satisfied in 2006. Beginning in 2007, both the baseline and the incremental investment levels will increase or decrease consistent with access line changes and further deregulation. We expect that a minimum annual capital investment of approximately $19 million will satisfy the ongoing commitments in 2007.

We expect that total capital expenditures will be between approximately $25.0 million and $27.0 million in fiscal 2007. We expect to fund all of these capital expenditures through cash generated by our operations. Our capital expenditures can fluctuate from quarter to quarter, and are impacted to some extent by factors beyond our control, such as customer demand, the level of construction activity in our region, and weather.

Cash Used in Financing Activities

For the three months ended March 31, 2006 and 2007, net cash used in financing activities was $36.3 million and $27.8 million, respectively. The decrease in cash used in the 2007 period as compared to 2006 was primarily attributable to a decrease in the amount of cash used to reduce the balance outstanding on the revolving credit facility.

Regulatory Items

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

On September 23, 2005, the FCC released an order determining that facilities-based broadband providers and providers of interconnected voice over Internet Protocol (“VoIP”) services must be prepared to accommodate law enforcement wiretaps pursuant to the Communications Assistance with Law Enforcement Act (“CALEA”) by May 14, 2007. On May 12, 2006, the FCC released a follow-up order further detailing compliance obligations, although uncertainty remains regarding technical aspects of such compliance. We cannot predict whether and when the FCC might modify such regulations or any other rules. We do not believe the costs of compliance with the rules in their current form will have a material effect on our results of operations or financial position.

On May 8, 2006, the Company filed with the FCC forbearance and waiver petitions asking it to allow the Company to become eligible to qualify for high-cost support from the non-rural high cost support program of the Universal Service Fund. On April 19, 2007, the FCC exercised its authority to delay by 90 days to August 6, 2007 the statutory deadline by which the Company’s forbearance petition would be deemed lawful absent an order denying the request. We cannot predict whether the FCC will deny or approve the petition, and the amount, if any, that we may receive in the future. Furthermore, because our use of any funds that we may receive through the non-rural high cost support program is limited to the provision, maintenance, and upgrading of facilities and services for which the support is intended, we cannot predict the extent to which receipt of such funds will affect our liquidity or earnings.

Long-Term Debt and Revolving Credit Facilities

Credit Facilities

As of March 31, 2007, we had outstanding $477.8 million of senior debt under our term facilities, and had $16.0 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of March 31, 2007, $16.0 million was outstanding on the revolving credit facility and $84.0 million was available. Borrowings under our revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of March 31, 2007, we had $16.0 million outstanding under LIBOR elections at an average all-in rate of 7.34%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of March 31, 2007, $350 million was outstanding under Term Loan B based upon a LIBOR election effective through June 29, 2007, at an all-in rate of 7.10%. We have entered into interest rate swap agreements to fix the rate on $350 million of Term Loan B as more fully described below. As of March 31, 2007, the interest rate on the remaining $50 million was based upon a LIBOR election effective through June 12, 2007 at an all-in rate of 7.08%.

Term Loan C is a $70.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Upon the expiration of the 6.65% fixed interest rate on Term Loan C in November 2007, the interest rate on such term loan will convert to the Rural Telephone Finance Cooperative base variable rate plus 0.85% (currently 8.60%).

Term Loan D is a $7.8 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Upon the expiration of the 6.65% fixed interest rate on Term Loan D in November 2007, interest on such term loan will convert to the Rural Telephone Finance Cooperative variable rate plus 0.85% (currently 8.60%).

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of March 31, 2007, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which with we were in compliance as of March 31, 2007.

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

Obligations and Commitments

Our ongoing capital commitments include capital expenditures and debt service requirements. For the three months ended March 31, 2007 capital expenditures were $6.5 million; see “—Liquidity and Capital Resources—Cash Used in Investing Activities.”

The following table sets forth our contractual obligations as of March 31, 2007, together with cash payments due in each period indicated.

	Payments Due by Period
Obligation	Total	Apr. –Dec. 2007	2008	2009-2010	2011 and after
	(dollars in thousands)
Long-Term Debt:
Senior debt payments	$477,778	$—	$—	$—	$477,778
Revolving credit facility	16,000	—	—	—	16,000
Interest Payments(1)	98,944	19,000	20,528	41,055	18,361
Operating Lease Payments	698	247	214	190	47

Total Contractual Obligations	$593,420	$19,247	$20,742	$41,245	$512,186

(1)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.

As of March 31, 2007, we had one outstanding letter of credit in the amount of $50,000.

We currently project that cash provided by operations will be adequate to meet our foreseeable operational liquidity needs for the next twelve months. However, our actual cash needs and the availability of required funding may differ from our expectations and estimates, and those differences could be material. Our future capital requirements will depend on many factors, including, among others, the demand for our services in our existing markets, regulatory, technological and competitive developments, the level of construction activity in our region and weather.

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

Impairment of Long-Lived Assets (Including Property, Plant and Equipment), Goodwill and Identifiable Intangible Assets. We reduce the carrying amounts of long-lived assets to their fair values when the carrying amounts are not recoverable from estimated future cash flows on an undiscounted basis. We reduce the carrying amounts of goodwill and identifiable intangible assets to their fair values when the fair value of such assets is determined to be less than their carrying amounts. Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the particular asset being tested for impairment, and to select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical operating results, as adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by us in such areas as future economic conditions, industry specific conditions and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets.

We are required to perform an annual impairment review of goodwill as required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. No impairment of goodwill or other long-lived assets resulted from the annual valuation of goodwill we conducted in August 2006.

Revenue Recognition. Revenues are recorded based upon services provided to customers. We record unbilled revenue representing the estimated amounts customers will be billed for services rendered since the last billing date through the end of a particular month. The unbilled revenue estimate is reversed in the following month when actual billings are made. All revenues are recorded net of applicable taxes assessed by governmental authorities.

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

A valuation allowance had been provided at December 31, 2005 for our deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. We determined that, based upon the evidence available as of June 30, 2006 and as of the end of each period thereafter, the combination of the continued generation of taxable income from operations and reversing temporary differences will be, more likely than not, sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance was required for our deferred tax assets, and we reversed the remaining valuation allowance during 2006.

As of March 31, 2007, our unused tax net operating loss carryforward was $171 million, and will expire between 2021 and 2024. The amount of net operating loss allowable to offset income after a change in ownership is limited under Internal Revenue Code (“IRC”) Section 382. However, IRC Section 338 allows for an increase in this allowance for the periods ending in 2007 through 2009. IRC Section 382 will continue to apply after 2009. Furthermore, we expect that we will continue to be able to take tax deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $40 million annually through 2014.

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

The following table presents the key assumptions used to measure pension and OPEB expense for 2007 and the estimated impact on the continuing pension plan and OPEB expense relative to a change in those assumptions:

	Pension	OPEB
Assumptions
Discount rate	5.75%	5.50%
Expected return on plan assets	7.00%	NA
Healthcare costs trend rate
Current	NA	9.50%
Level in 2012	NA	7.00%

	Increase in expense for the three months ended March 31, 2007
	Pension	OPEB
	(in thousands)
Sensitivities
0.25% decrease in discount rate	$14	$4
0.25% decrease in expected return on plan assets	6	NA
1% increase in healthcare costs trend rate	NA	137

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Guidance is provided on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Adoption of FIN 48 on January 1, 2007, had no effect on our financial position, results of operations or cash flows.

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

Under the terms of our credit facilities as amended, our long-term secured debt facilities will mature in November, 2011. Our $400.0 million of indebtedness under Term Loan B, maturing in 2011, bears an annual interest at either (a) LIBOR plus 1.75% or (b) a base rate plus 0.75%. On August 26, 2005, we entered into interest rate swap agreements with nationally recognized counterparties for the purpose of fixing the interest on a portion of these borrowings. Pursuant to the swap agreements, we will pay a fixed rate of interest on Term Loan B on a notional $350.0 million from August 31, 2005 through November 23, 2011.

We pay interest at a fixed rate on all borrowings under Term Loans C and D through November 2007. Thereafter, we expect our interest rates under Term Loans C and D to convert to the Rural Telephone Finance Cooperative variable rate then in effect, as provided in the credit facilities.

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to $50.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $16.0 million of borrowings drawn under the revolving credit facility at March 31, 2007. With respect to our $77.8 million of borrowings under Terms Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from November 2007 through maturity in November 2011. A one percent change in the underlying interest rates for the variable rate debt that was outstanding on March 31, 2007 would have an impact of approximately $660,000 per year on our interest expense while our fixed rates and swaps are in place.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was no significant change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f)) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently, and from time to time, are involved in litigation and regulatory proceedings incidental to the conduct of our business. We are not a party to any lawsuits or proceedings that, in the opinion of our management, are likely to have a material adverse effect on us.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2007	/s/ Alan L. Wells
Alan L. Wells
President, Chief Executive Officer and Chairman of the Board

May 3, 2007	/s/ Craig A. Knock
Craig A. Knock
Vice President,
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

IOWA TELECOMMUNICATIONS SERVICES, INC.

FORM 10-Q FOR QUARTER ENDED March 31, 2007

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