Form 10-Q
period 2007-06-30
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2007-08-08
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of July 30, 2007 was 31,832,413.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	December 31, 2006	June 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,613	$5,585
Accounts receivable, net	20,828	21,909
Inventories	3,124	3,623
Prepayments and other current assets	2,550	3,054

Total Current Assets	40,115	34,171

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	521,556	532,933
Accumulated depreciation	(222,581)	(243,899)

Net Property, Plant and Equipment	298,975	289,034

GOODWILL	466,554	466,554
INTANGIBLE ASSETS AND OTHER, net	39,982	42,362
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	13,903	13,729

Total Assets	$859,529	$845,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$31,000	$12,000
Accounts payable	9,565	11,024
Advanced billings and customer deposits	8,460	8,383
Accrued and other current liabilities	32,035	29,997

Total Current Liabilities	81,060	61,404
LONG-TERM DEBT	477,778	477,778
DEFERRED TAX LIABILITIES	18,716	34,680
OTHER LONG-TERM LIABILITIES	14,276	6,691

Total Liabilities	591,830	580,553

COMMITMENTS AND CONTINGENCIES (Note 8)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,379,670 and 31,416,313 issued and outstanding, respectively	314	314
Additional paid-in capital	322,016	323,000
Retained deficit	(59,976)	(68,668)
Accumulated other comprehensive income	5,345	10,651

Total Stockholders’ Equity	267,699	265,297

Total Liabilities and Stockholders’ Equity	$859,529	$845,850

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
REVENUES AND SALES:
Local services	$19,437	$18,745	$38,492	$37,592
Network access services	23,671	24,736	48,419	54,017
Toll services	5,483	5,285	11,002	10,675
Other services and sales	8,581	13,969	16,698	26,947

Total Revenues and Sales	57,172	62,735	114,611	129,231

OPERATING COSTS AND EXPENSES:
Cost of services and sales (exclusive of items shown separately below)	15,849	20,200	31,397	38,576
Selling, general and administrative	8,512	11,121	19,033	21,602
Depreciation and amortization	11,889	12,230	23,568	24,258

Total Operating Costs and Expenses	36,250	43,551	73,998	84,436

OPERATING INCOME	20,922	19,184	40,613	44,795

OTHER INCOME (EXPENSE):
Interest and dividend income	167	182	368	553
Interest expense	(7,784)	(7,965)	(15,608)	(15,977)
Other, net	(52)	(49)	(102)	(273)

Total Other Expense, net	(7,669)	(7,832)	(15,342)	(15,697)

EARNINGS BEFORE INCOME TAXES	13,253	11,352	25,271	29,098
INCOME TAX EXPENSE	2,757	4,778	2,757	12,051

NET INCOME	$10,496	$6,574	$22,514	$17,047

EARNINGS PER SHARE:
BASIC - Earnings Per Share	$0.34	$0.21	$0.72	$0.54

BASIC - Weighted Average Number of Shares Outstanding	31,168	31,406	31,127	31,393

DILUTED - Earnings Per Share	$0.33	$0.20	$0.70	$0.53

DILUTED - Weighted Average Number of Shares Outstanding	32,063	32,072	32,007	32,043

Dividends Declared Per Share	$0.405	$0.405	$0.81	$0.81

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands Except Per Share Data)

	Three Months Ended June 30, 2006 and 2007
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
Balance, March 31, 2006	31,124,356	$311	$318,802	$(43,560)	$4,622	$280,175
Net Income	—	—	—	10,496	—	10,496
Unrealized earnings on derivatives, net of tax effect	—	—	—	—	2,702	2,702
Minimum pension liability adjustment, net of tax effect	—	—	—	—	2,403	2,403

Total comprehensive income	—	—	—	10,496	5,105	15,601
Compensation from compensatory stock plans	—	—	597	—	—	597
Exercise of employee stock options	53,000	1	306	—	—	307
Dividends declared ($0.405 per share)	—	—	—	(12,759)	—	(12,759)

Balance, June 30, 2006	31,177,356	$312	$319,705	$(45,823)	$9,727	$283,921

Balance, March 31, 2007	31,380,292	$314	$322,619	$(62,349)	$4,061	$264,645
Net Income	—	—	—	6,574	—	6,574
Unrealized earnings on derivatives, net of tax effect	—	—	—	—	3,505	3,505
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	3,085	3,085

Total comprehensive income	—	—	—	6,574	6,590	13,164
Compensation from compensatory stock plans	46,200	—	676	—	—	676
Shares reacquired	(15,179)	—	(316)	—	—	(316)
Exercise of employee stock options	5,000	—	21	—	—	21
Dividends declared ($0.405 per share)	—	—	—	(12,893)	—	(12,893)

Balance, June 30, 2007	31,416,313	$314	$323,000	$(68,668)	$10,651	$265,297

	Six Months Ended June 30, 2006 and 2007
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2005	31,065,963	$311	$317,877	$(42,874)	$5,217	$280,531
Net Income	—	—	—	22,514	—	22,514
Unrealized earnings on derivatives, net of tax effect	—	—	—	—	2,107	2,107
Minimum pension liability adjustment, net of tax effect	—	—	—	—	2,403	2,403

Total comprehensive income	—	—	—	22,514	4,510	27,024
Compensation from compensatory stock plans	779	—	1,165	—	—	1,165
Exercise of employee stock options	110,614	1	663	—	—	664
Dividends declared ($0.81 per share)	—	—	—	(25,463)	—	(25,463)

Balance, June 30, 2006	31,177,356	$312	$319,705	$(45,823)	$9,727	$283,921

Balance, December 31, 2006	31,379,670	$314	$322,016	$(59,976)	$5,345	$267,699
Net Income	—	—	—	17,047	—	17,047
Unrealized earnings on derivatives, net of tax effect	—	—	—	—	2,221	2,221
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	3,085	3,085

Total comprehensive income	—	—	—	17,047	5,306	22,353
Compensation from compensatory stock plans	46,822	—	1,279	—	—	1,279
Shares reacquired	(15,179)	—	(316)	—	—	(316)
Exercise of employee stock options	5,000	—	21	—	—	21
Dividends declared ($0.81 per share)	—	—	—	(25,739)	—	(25,739)

Balance, June 30, 2007	31,416,313	$314	$323,000	$(68,668)	$10,651	$265,297

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,514	$17,047
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	22,425	23,267
Amortization of intangible assets	1,143	991
Amortization of debt issuance costs	296	296
Gain from sale of exchanges	(1,292)	—
Deferred income taxes	2,413	11,274
Non-cash stock based compensation expense	1,165	1,273
Changes in operating assets and liabilities, net of effects of business dispositions:
Receivables	698	(1,081)
Inventories	(916)	(499)
Accounts payable	(1,798)	1,459
Other assets and liabilities	2,262	(3,856)

Net Cash Provided by Operating activities	48,910	50,171

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,373)	(13,212)
Proceeds from sale of exchanges	4,920	—

Net Cash Used in Investing Activities	(8,453)	(13,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	(37,000)	(19,000)
Proceeds from exercise of stock options	664	21
Shares reacquired	—	(316)
Dividends paid	(25,384)	(25,692)

Net Cash Used in Financing Activities	(61,720)	(44,987)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,263)	(8,028)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,782	13,613

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,519	$5,585

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,482	$15,815

Cash paid for income taxes	$172	$442

SUPPLEMENTAL NON-CASH ACTIVITIES:

Dividends on Common Stock of $12,759 were declared on June 15, 2006 for shareholders of record as of June 30, 2006 and the dividends were paid on July 17, 2006.

Dividends on Common Stock of $12,893 were declared on June 15, 2007 for shareholders of record as of June 29, 2007 and the dividends were paid on July 16, 2007.

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Iowa Telecommunications Services, Inc. and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2006, that are included in the Company’s most recently filed annual report on Form 10-K as filed with the SEC.

2. EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average common shares outstanding plus equivalent shares assuming exercise of stock options and vesting of unvested compensatory shares. The dilutive effect of stock options and unvested compensatory shares is computed by application of the treasury stock method. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in thousands, except per share amounts)
Net Income	$10,496	$6,574	$22,514	$17,047

Weighted average shares outstanding - basic	31,168	31,406	31,127	31,393

Diluted shares outstanding:
Weighted average shares outstanding	31,168	31,406	31,127	31,393
Add shares issuable upon exercise of stock options, net	603	546	613	534
Add unvested compensatory stock shares	292	120	267	116

Weighted average number of shares outstanding - diluted	32,063	32,072	32,007	32,043

Earnings Per Share:
Basic	$0.34	$0.21	$0.72	$0.54
Diluted	$0.33	$0.20	$0.70	$0.53

As of June 30, 2006 and 2007, total options outstanding were 884,893 and 677,579, respectively.

3. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan that covers many former GTE Midwest Incorporated (“GTE”) employees and many union employees. The provisions of the Plan were assumed by the Company in connection with the GTE acquisition on June 30, 2000. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum benefits, and various annuity options. During the three and six months ended June 30, 2007 the Company contributed $2.4 million to the Plan.

Components of pension benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(dollars in thousands)
Pension Benefit Cost:
Service cost	$58	$59	$116	$118
Interest cost	327	185	654	369
Expected return on plan assets	(178)	(154))	(356)	(307)
Amortization of unrecognized actuarial loss	124	42	248	84

Net periodic benefit cost	331	132	662	264
Settlement cost	81	—	320	—

Net periodic benefit cost, with adjustments	$412	$132	$982	$264

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

During the three and six month periods ended June 30, 2006, the Company recorded settlement losses of $81,000 and $320,000, respectively, related to the Spin-Off Plan.

Postretirement Benefits

The Company assumed a postretirement benefit obligation plan for employees who qualified for benefits at the date of the GTE acquisition. This plan provides for defined medical and life insurance benefits to employees who satisfy certain requirements for an early or normal pension under the defined benefit pension plan.

During the second quarter of 2007, we amended our post retirement welfare plan. The amendment eliminated medical benefits for certain retirees and reduced benefits for others. Life insurance benefits were eliminated for most retirees covered under the agreement. At the time of the plan amendment, approximately 58% of employees covered under the plan chose to opt out of the postretirement welfare plan. The significant change in the number of plan participants required a re-measurement of both the plan assets and benefit obligations. The re-measurement resulted in a one time curtailment gain of $247,000 and reduction in the liability recorded for prior service costs of $5.6 million which will be amortized over 5.31 years as a component of the annual cost.

Components of postretirement benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(dollars in thousands)
Postretirement Benefit Cost:
Service cost	$46	$19	$92	$61
Interest cost	128	76	256	204
Amortization of unrecognized net actuarial loss	35	22	70	38
Amortization of unrecognized prior service cost	(39)	(189)	(78)	(228)

Net periodic benefit cost (income)	170	(72)	340	75
Curtailment gain	—	(247)	—	(247)

Total cost (income) recognized	$170	$(319)	$340	$(172)

4. LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES

Credit Facilities

As of June 30, 2007, we had outstanding $477.8 million of senior debt under our term facilities, and had $12.0 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of June 30, 2007, $12.0 million was outstanding on the revolving credit facility and $88.0 million was available. Borrowings under our revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of June 30, 2007, we had $12.0 million outstanding under LIBOR elections at an average all-in rate of 7.32%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of June 30, 2007, $350 million of the Term Loan B was based upon a LIBOR election effective through September 28, 2007, at an all-in rate of 7.11%. We have entered into interest rate swap agreements to fix the rate on $350 million of Term Loan B as more fully described below. As of June 30, 2007, the interest rate on the remaining $50 million was based upon a LIBOR election effective through September 12, 2007 at an all-in rate of 7.11%.

Term Loan C is a $70.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. The interest rate on Term Loan C was fixed at 6.65% until November 2007. Effective August 1, 2007 we elected a new all-in fixed interest rate of 6.95% through June 2011 on the Term Loan C. Upon the expiration of the fixed interest rate period, the term loan will convert to the Rural Telephone Finance Cooperative base variable rate plus 0.85% (currently 8.35%).

Term Loan D is a $7.8 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. The interest rate on Term Loan D was fixed at 6.65% until November 2007. Effective August 1, 2007 we elected a new all-in fixed interest rate of 6.95% through June 2011 on the Term Loan D. Upon the expiration of the fixed interest rate period, the term loan will convert to the Rural Telephone Finance Cooperative variable rate plus 0.85% (currently 8.35%).

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of June 30, 2007, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which with we were in compliance as of June 30, 2007.

Interest Rate Swaps

On August 26, 2005, we amended the interest rate swap arrangements that we originally entered into on November 4, 2004. The amended swap arrangements effectively fixed the interest rate we will pay on $350 million of our indebtedness under Term Loan B. The purpose of the swap agreements is to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. As a result of these arrangements, the effective all-in interest rate on $350.0 million of indebtedness under Term Loan B for the period beginning August 31, 2005 and ending November 23, 2011 will be 5.865%.

5. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s initial public offering, 518,340 have been exercised and 677,579 remain outstanding as of June 30, 2007. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

The Company recorded $244,000 and $492,000 of stock-based compensation expense during the three and six month periods ended June 30, 2007, respectively, to reflect the change in the fair value of the options from the reduction of the exercise price resulting from the declaration of cash dividends. During the three and six month periods ended June 30, 2006 the Company recorded $302,000 and $624,000 of stock-based compensation expense, respectively, to reflect the change in the fair value of the options from the reduction of the exercise price resulting from the declaration of cash dividends.

The fair value of each option grant and subsequent modification is estimated using the Black-Scholes option-pricing model. The table below depicts the weighted-average assumptions used in determining the options’ fair value at the time of the exercise price reductions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Weighted Average Expected Life (in years)	3.3 yr	2.4 yr	3.3 yr	2.4 yr
Risk free interest rate	5.23%	4.89%	5.01%	4.71%
Volatility(1)	23%	19%	23%	19%
Dividend yield	0%	0%	0%	0%

(1)	Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate for a pool of similar entities was used.

A summary of the status of options granted under the 2002 Incentive Plan as of June 30, 2006 and 2007, and the changes during the three and six month periods then ended is presented below:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2007
Fixed Options	Shares	Average Exercise Price per Share	Shares	Average Exercise Price per Share
OUTSTANDING AT MARCH 31,	937,893	$5.89	682,579	$4.32
Granted	—	—	—	—
Exercised	(53,000)	5.76	(5,000)	4.14

OUTSTANDING AT JUNE 30,	884,893	$5.50	677,579	$3.91

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2007
Fixed Options	Shares	Average Exercise Price per Share	Shares	Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	995,507	$6.29	682,579	$4.72
Granted	—	—	—	—
Exercised	(110,614)	5.99	(5,000)	4.14

OUTSTANDING AT JUNE 30,	884,893	$5.50	677,579	$3.91

Options exercisable at JUNE 30,	884,893	$5.50	677,579	$3.91

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life In Years	Number	Weighted Average Exercise Price per Share	Weighted Average Aggregate Intrinsic Value
$3.50 to $4.00	533,005	4.8 years	533,005	$3.74	$10,122,000
$4.01 to $4.50	129,379	5.2 years	129,379	$4.29	$2,386,000
$6.50 to $7.00	15,195	6.6 years	15,195	$6.87	$241,000

The weighted average exercise price of options exercisable at June 30, 2007 reflects the reductions required by the plan, as a result of the declaration of cash dividends. Pursuant to the 2002 Incentive Plan, all options became fully vested on November 23, 2004 as a result of the change in share ownership resulting from the Company’s initial public offering of common stock.

The total intrinsic value of options exercised during the three and six month periods ended June 30, 2007 was $93,000. The Company received total cash proceeds of $21,000 related to the exercise of options during the three and six month periods ended June 30, 2007. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2006 was $681,000 and $1.3 million, respectively. The Company received total cash proceeds of $307,000 and $664,000, respectively, related to the exercise of options during the three and six month periods ended June 30, 2006.

2005 Stock Incentive Plan

The Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) allows for the issuance of up to an aggregate of 1.5 million shares of Restricted or Unrestricted Stock, of which 462,300 shares of Restricted Stock have been awarded to various officers and employees of the Company and 2,757 shares of Unrestricted Stock have been issued to members of the Company’s Board of Directors.

During the three and six month periods ended June 30, 2007, the Company awarded an aggregate 123,000 shares of Restricted Stock to various officers and employees of the Company. These shares had a weighted average grant date fair value of $21.90 per share and vest over five years.

During the three and six month periods ended June 30, 2006, the Company awarded an aggregate 84,800 shares of Restricted Stock to various officers and employees of the Company. These shares had a weighted average grant date fair value of $17.93 per share and vest over four years.

A summary of the status of the restricted and performance shares awarded pursuant to the 2005 Incentive Plan as of June 30, 2006 and 2007, and the changes during the three and six month periods then ended is presented below:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
OUTSTANDING AT MARCH 31,	242,500	$18.66	339,300	$18.50
Granted	84,800	17.93	123,000	21.90
Vested	—	—	(46,200)	18.33

OUTSTANDING AT JUNE 30,	327,300	$18.47	416,100	$19.53

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
OUTSTANDING AT BEGINNING OF YEAR	242,500	$18.66	339,300	$18.50
Granted	84,800	17.93	123,000	21.90
Vested	—	—	(46,200)	18.33

OUTSTANDING AT JUNE 30,	327,300	$18.47	416,100	$19.53

The Company recognizes compensation cost related to awards of restricted and performance stock on a straight-line basis over the requisite service period for the entire award. The Company recorded $433,000 and $775,000 of stock-based compensation expense during the three and six month periods ended June 30, 2007, respectively. The Company recorded $296,000 and $529,000 of stock-based compensation expense during the three and six month periods ended June 30, 2006, respectively. The remaining amount to be charged to expense for unvested awards over the remaining service periods is $6.6 million. The Company also recorded $3,000 and $6,000, respectively, of expense during the three and six month periods ended June 30, 2007 related to the unrestricted shares issued to members of its Board of Directors. During the three and six month periods ended June 30, 2006, the Company recorded $13,000 of expense related to the unrestricted shares issued to members of its Board of Directors. The total fair value of shares vested during the three and six month periods ended June 30, 2007 was $962,000. No shares vested during the three or six month periods ended June 30, 2006.

The Company has a policy that permits the repurchase of a portion of vested shares from participants upon their vesting in order to satisfy tax withholding obligations. The aggregate fair market value of such repurchases may not exceed the participant’s minimum statutory tax withholding obligation due upon vesting. During the three and six month periods ended June 30, 2007, the Company reacquired 15,179 shares for this purpose and expects to reacquire approximately 12,000 additional shares during the remainder of the fiscal year in conjunction with vesting of additional restricted shares. No shares were reacquired by the Company during 2006.

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

During the three and six month periods ended June 30, 2007, the fair market value of the swap instrument increased by $5.9 million and $3.5 million, respectively. The portion of the change in fair value attributable to hedge ineffectiveness, which for the three and six months ended June 30, 2007 was $0 and $174,000, respectively, was recorded in the Other Income section of the Company’s Condensed Consolidated Statement of Income. The portion of the change in fair value attributable to hedge effectiveness is recorded, net of income tax effects, in the Accumulated Other Comprehensive Income section of the Company’s Condensed Consolidated Statement of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

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

The fair value of our interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a nationally recognized financial institution. The fair value of the interest rate swap was $17.1 million as of June 30, 2007 and $13.6 million as of December 31, 2006. The swap was recorded in the Intangible and Other Assets section of our Condensed Consolidated Balance Sheets.

7. INCOME TAXES

Income tax expense consists of the following for the three and six month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(dollars in thousands)
Current Tax Expense:
Federal	$130	$283	$260	$570
State	42	116	84	207

Total	172	399	344	777
Deferred Tax Expense
Federal	4,328	3,766	8,178	9,643
State	761	613	1,435	1,631

Total	5,089	4,379	9,613	11,274
Valuation Allowance Adjustments	(2,504)	—	(7,200)	—

Income Tax Expense	$2,757	$4,778	$2,757	$12,051

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

As of June 30, 2007, the Company had unused tax net operating loss carryforwards of approximately $164 million which expire between 2021 and 2024. The amount of net operating loss allowable to offset income after a change in ownership is limited under Internal Revenue Code (“IRC”) Section 382. However, IRC Section 338 allows for an increase in this allowance by an additional $762,000, $37.4 million, $26.3 million, $18.7 million, and $17.2 million, for tax periods ending in 2005 through 2009, respectively. The IRC Section 382 limitation of approximately $19 million will continue to apply to any remaining unreleased net operating losses after 2009.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 159. The Company has not elected to early adopt the standard and is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The amendment had no impact on our financial position, results of operations or cash flows.

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF Issue No. 06-11 to have a material impact on our financial position, results of operations or cash flows.

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

Overview

General

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa, serving over 440 communities across the state. We are the second-largest local exchange carrier in Iowa. Iowa Telecom currently operates 288 telephone exchanges serving 418 communities, as the incumbent or “historical” local exchange carrier and is the sole telecommunications company providing wireline services in approximately 70% of those communities. Together with our competitive local exchange carrier subsidiaries, we provide services to approximately 248,100 access lines in Iowa.

Our core business is the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 71% of our total revenues in the first six months of 2007, we provide long distance service, dial-up and DSL Internet access and other communications services. As part of our strategy of pursuing growth beyond our current service area, we compete for customers in adjacent markets in Iowa through our competitive local exchange carrier subsidiaries, Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Together, ITC and IT Communications are referred to as the “CLEC” or our “CLEC Operations”.

Factors Affecting Our Operating Performance

We believe that a number of industry and Company-specific factors have affected and will continue to affect our results of operations. These factors include the following:

•

the effect on our revenues of declining numbers of access lines resulting from competition and other factors and our strategic response to this trend, which includes efforts to introduce enhanced local services and additional services like dial-up and DSL Internet access and long distance service to our subscriber base;

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

Access Line Trends

The number of access lines served is a factor that can affect a telecommunications provider’s revenues. Consistent with a general trend in the rural local exchange carrier industry in the past few years, the number of access lines we serve as an incumbent local exchange carrier has been decreasing. We expect that this trend will continue. Because substantially all of our revenues result from our relationships with customers who utilize our access lines and the level of activity utilized on those lines, the access line trend has an adverse impact on our revenues. Our response to this trend will have an important impact on our future revenues. Our primary strategy to respond to this trend is to leverage our strong incumbent market position to increase our revenue per access line by selling additional services to our customer base and to promote our DSL Internet access service offering. In addition, we expect to add new access lines as we pursue expansion of our service area through our competitive local exchange carrier subsidiaries and, potentially, through selected acquisitions of other telecommunications companies or lines from other telecommunications companies. However, we believe that the number of access lines served is not the sole meaningful indicator of our operating prospects and that, given our relatively stable subscriber base and ability to offer additional services, the number of long distance, and dial-up and DSL Internet subscribers are also meaningful indicators for us.

The table below indicates the total number of access lines we serve and the number of customers subscribing to the indicated types of service as of the dates shown:

	As of June 30,
	2006	2007
Incumbent local exchange access lines(1)	232,800	222,800
Competitive local exchange carrier access lines(2)	22,000	25,300

Total access lines	254,800	248,100

Long distance subscribers	145,000	147,000
Dial-up Internet subscribers	37,400	26,700
DSL subscribers	38,600	57,900

(1)	Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 3,200 wholesale lines subscribed at June 30, 2006 and 3,000 at June 30, 2007.
(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiaries.

We intend to continue our strategy of increasing revenues by cross-selling additional services to our existing customer base, in the form of both bundled service packages and individual additional services. Between June 30, 2006 and June 30, 2007, total long distance service subscribers increased by 2,000, total DSL Internet access service subscribers increased by 19,300, and total dial-up Internet access service subscribers decreased by 10,700, with much of the decrease in total dial-up subscribers being a reflection of customer migration from dial-up to DSL service.

The following is a discussion of the major factors affecting our access line counts:

Competition. Competitive local exchange carriers are offering service in approximately 126 of the 418 incumbent local exchange communities that we serve. Of these 126 communities, we believe 101communities are being served by Mediacom’s telephony affiliate, MCC Telephony of Iowa, Inc. (“MCC”), which initiated service during the second quarter of this year.

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

MCC is offering voice services in certain of the communities where we operate as the incumbent local exchange carrier through a business arrangement with Sprint Communications L. P. (“Sprint”) pursuant to an interconnection agreement approved by the Iowa Utilities Board on April 24, 2006. On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U.S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into the agreement with Sprint and asking the court to invalidate the agreement. Notwithstanding the filing of our federal complaint, we have negotiated, mediated and litigated with Sprint and, at times, with MCC, to resolve issues relating to interpretation and implementation of the interconnection agreement. On January 22, 2007, we filed a second complaint against the Iowa Utilities Board and Sprint in U.S. District Court asking the court to rule that the Iowa Utilities Board acted unlawfully when it interpreted the interconnection agreement to require Iowa Telecom to provide certain services to Sprint, particularly in the manner requested by Sprint. In addition to the disputes pending in federal district court and before the Iowa Utilities Board, we are also defending a complaint filed by MCC on July 31, 2006, in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The state court complaint seeks unspecified damages and costs and additional relief as warranted. This state court proceeding is currently stayed pending resolution of the federal complaints. How and when the disputes regarding interpretation and implementation of the interconnection agreement are ultimately resolved is uncertain, as is the ultimate outcome of the federal and state litigation.

Exchange Sales. On February 28, 2006, we closed a transaction for the sale of one exchange with less than 20 access lines. On April 28, 2006 we closed a transaction for the sale of three exchanges, representing approximately 600 access lines. On July 1, 2006, we closed a transaction for the sale of four exchanges, representing approximately 2,000 access lines.

Exchange Purchase. During July 2006, we completed the purchase of the Montezuma Mutual Telephone Company (“Montezuma Telephone”). Montezuma Telephone provides telecommunications services to 2,100 access lines, cable television service to approximately 1,350 subscribers and Internet access service to more than 950 subscribers, most of which are located in Montezuma, Iowa.

Ancillary Effects of our Data Businesses. Part of our decreasing line count has been an ancillary effect of our strategic focus on growing our dial-up and DSL Internet access service business. As our Internet service provider business expanded, some competitors have cancelled their dial-up access connections to our network. These connections had historically been counted as access lines. Moreover, as we increase DSL Internet access service penetration, customer demand for second lines for dial-up Internet access service decreases accordingly because DSL Internet access service often replaces a second line dedicated to Internet usage. We believe that the revenue generated by our dial-up and DSL Internet access services outweighs the effect of these types of access line losses.

Our Retail Local Rate and Pricing Structure

As described under “Overview – Competition” above, effective July 1, 2005, the rates for all of our retail local exchange services except for single line flat-rated business and residential service and EAS were deregulated. Beginning July 1, 2005, monthly rates for single line services remaining under price regulation may be adjusted annually by one dollar for residential lines and two dollars for business lines, plus an inflation increment, up to a monthly rate cap of $19.00 for residential lines and $38.00 for business lines. Pursuant to a January 25, 2007 interpretation by the Iowa Utilities Board, the $19.00 and $38.00 limits are inclusive of any incremental inflationary adjustments and, therefore, once met, do not permit further inflationary adjustments. These rates do not, however, include charges for Extended Area Services, which, to the extent that it is offered in conjunction with single line flat-rate service, remain regulated by the Iowa Utilities Board. Single line flat-rated business and residential service and EAS will also be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. If the Iowa Utilities Board decides to continue price regulation to 2010, both residential and business monthly rates may be increased up to two dollars during each twelve-month period of the extension and the overall rate caps of $19.00 and $38.00 will be eliminated.

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

As of June 30, 2007, our CLEC Operations served 25,300 access lines and accounted for 10.2% of Iowa Telecom’s total access lines. We plan to maintain a limited investment approach as we continue to grow our competitive local exchange carrier business.

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

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others. We receive federally administered universal service support, representing approximately 2% of our total revenue in the first six months of 2007, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject to in 2000. In addition, Montezuma Telephone received high cost loop universal service support amounting to less than 1% of our revenue. Switched access charges for services within Iowa are based on rates approved by the Iowa Utilities Board. Switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

Toll Services. We receive revenues for providing toll, or long distance, services to our customers. This revenue category also includes fees relating to our provision of directory assistance, operator assistance and long distance private lines.

Other Services and Sales. We receive revenues from monthly recurring charges for dial-up and DSL Internet access services. Other services and sales also include revenues from directory publishing, inside line care and the sale, installation and maintenance of customer premise voice and data equipment, or CPE and the lease of space in our corporate headquarters facilities.

The following table summarizes our revenues and sales from these sources:

	Six Months Ended June 30,		% of Total Revenues and Sales for the Six Months Ended June 30,
	2006	2007	2006	2007
	(dollars in thousands)
Local services	$38,492	$37,592	34%	29%
Network access services	48,419	54,017	42%	42%
Toll services	11,002	10,675	10%	8%
Other services and sales	16,698	26,947	14%	21%

Total	$114,611	$129,231	100%	100%

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of income for the periods indicated, expressed as a percentage of total revenues and sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Total revenues and sales	100%	100%	100%	100%
Cost of services and sales (excluding expenses listed separately below)	28%	32%	27%	30%
Selling, general and administrative	15%	18%	17%	17%
Depreciation and amortization	21%	19%	21%	19%

Operating income	36%	31%	35%	34%
Total other expenses, net	13%	13%	13%	12%

Income before income taxes	23%	18%	22%	22%
Income taxes	5%	8%	2%	9%

Net income	18%	10%	20%	13%

Three Months Ended June 30, 2007 and 2006

Revenues and Sales

The table below sets forth the components of our revenues and sales for the three months ended June 30, 2007 compared to the same period in 2006:

	Three Months Ended June 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Revenues and Sales
Local services	$19,437	$18,745	$(692)	-3.6%
Network access services	23,671	24,736	1,065	4.5%
Toll services	5,483	5,285	(198)	-3.6%
Other services and sales	8,581	13,969	5,388	62.8%

Total revenues and sales	$57,172	$62,735	$5,563	9.7%

Local Services. Local services revenues decreased $692,000, or 3.6%, for the three months ended June 30, 2007 as compared to 2006. The decrease is primarily due to access line erosion. From June 30, 2006 to June 30, 2007, total access lines decreased by 6,700 including the loss of 10,000 incumbent local exchange carrier lines, inclusive of access line sales and purchases in 2006, and an increase in lines served by our competitive local exchange carriers of 3,300. The decrease in revenue resulting from the access line erosion was partially offset by higher revenue from enhanced calling features due to growth of our bundled product offerings. Local rate increases also helped to offset the impact of access line erosion.

Network Access Services. Our network access services revenues increased $1.1 million, or 4.5%, for the three months ended June 30, 2007 as compared to the same period in 2006. The increase is primarily due to $980,000 of revenue from certain non-recurring network access billing matters with a connecting carrier and an increase in minutes of use.

Toll Services. Our toll services revenues decreased by $198,000, or 3.6%, for the three months ended June 30, 2007 as compared to the same period in 2006. The number of long distance customers increased by approximately 2,000, or 1.4%. The increase in the number of customers was offset by decreases in the average minutes of use per customer and the average revenue per minute.

Other Services and Sales. Other services and sales revenues increased by $5.4 million, or 62.8%, for the three months ended June 30, 2007 as compared to the same period in 2006. The revenue increase was in part due to growth in our CPE and data business, primarily as a result of our acquisition of Baker Communications in August 2006. Additionally, DSL Internet access service revenues increased $1.6 million, or 38.5%, due primarily to customer growth. This increase was partially offset by decreases in dial-up Internet revenue of $503,000. We believe the decline in dial-up Internet access service customers is the result of customer migration to broadband products such as our DSL service. Also contributing to the increase was $1.2 million of revenue from the lease of space in our new corporate headquarters facilities to another entity during 2007.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the three months ended June 30, 2007 compared to the same period in 2006:

	Three Months Ended June 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$15,849	$20,200	$4,351	27.5%
Selling, general and administrative	8,512	11,121	2,609	30.7%
Depreciation and amortization	11,889	12,230	341	2.9%

Total operating costs and expenses	$36,250	$43,551	$7,301	20.1%

Cost of Services and Sales. Cost of services and sales increased $4.4 million, or 27.5%, for the three months ended June 30, 2007 as compared to the same period in 2006. The increase was principally due to growth of our CPE and data business, primarily as a result of our acquisition of Baker Communications in August 2006. Additionally, the operating costs for the newly acquired corporate headquarters facilities contributed to the increase in cost of services and sales.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $2.6 million or 30.7%, for the three months ended June 30, 2007 as compared to the same period in 2006. The three months ended June 30, 2006 reflects the benefit of a $1.3 million gain on the sale of exchanges. Also contributing to the increase was our acquisition of Baker Communications in August 2006 and higher salary, wages and benefit costs.

Depreciation and Amortization. Depreciation and amortization increased $341,000 or 2.9%, for the three months ended June 30, 2007 as compared to the same period in 2006. The increase is primarily due to depreciation and amortization related to Montezuma Mutual Telephone Company and Baker Communications which were acquired in July 2006 and August 2006, respectively.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the three months ended June 30, 2007 compared to the same period in 2006:

	Three Months Ended June 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$167	$182	$15	9.0%
Interest expense	(7,784)	(7,965)	(181)	2.3%
Other, net	(52)	(49)	3	-5.8%

Total other expense	$(7,669)	$(7,832)	$(163)	2.1%

Interest and Dividend Income. Interest and dividend income increased $15,000, or 9.0%, primarily due to higher dividend income.

Interest Expense. Interest expense increased $181,000, or 2.3%, for the three months ended June 30, 2007 as compared to the same period in 2006. The increase is due to a higher average balance on the revolving credit facility and higher interest rates on our variable rate debt.

Other, Net. Other, net was a net expense of $49,000 for the three months ended June 30, 2007 compared to $52,000 in the same period in 2006.

Income Tax Expense

Income tax expense increased $2.0 million to $4.8 million for the three months ended June 30, 2007 as compared to the same period in 2006. Income tax expense for the three months ended June 30, 2006, before adjustments to the deferred tax valuation allowance, was $5.3 million. As a result of reversing the remaining valuation allowance during 2006, income tax expense during the three month period was reduced by $2.5 million, resulting in a net expense for the period of $2.8 million.

A valuation allowance had been recorded at December 31, 2005, for our deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. We determined that, based upon the evidence available as of June 30, 2006 and as of the end of each period thereafter, the combination of the continued generation of taxable income from operations and reversing temporary differences will be, more likely than not, sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance was required for our deferred tax assets, and we reversed the remaining allowance during 2006. During the three months ended June 30, 2006 and 2007 cash income taxes paid were $172,000, and $439,000, respectively, and relate to payments of alternative minimum tax (AMT).

Six Months Ended June 30, 2007 and 2006

Revenues and Sales

The table below sets forth the components of our revenues and sales for the six months ended June 30, 2007 compared to the same period in 2006:

	Six Months Ended June 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Revenues and Sales
Local services	$38,492	$37,592	$(900)	-2.3%
Network access services	48,419	54,017	5,598	11.6%
Toll services	11,002	10,675	(327)	-3.0%
Other services and sales	16,698	26,947	10,249	61.4%

Total revenues and sales	$114,611	$129,231	$14,620	12.8%

Local Services. Local services revenues decreased $900,000, or 2.3%, for the six months ended June 30, 2007 as compared to 2006. The decrease is primarily due to access line erosion. From June 30, 2006 to June 30, 2007, total access lines decreased by 6,700 including the loss of 10,000 incumbent local exchange carrier lines, inclusive of access line sales and purchases in 2006, and an increase in lines served by our competitive local exchange carriers of 3,300. The decrease in revenue resulting from the access line erosion was partially offset by higher revenue from enhanced calling features due to growth of our bundled product offerings. Local rate increases also helped to offset the impact of access line erosion.

Network Access Services. Our network access services revenues increased $5.6 million, or 11.6%, for the six months ended June 30, 2007 as compared to the same period in 2006. The increase is primarily due to $5.8 million of revenue from certain non-recurring network access billing matters with connecting carriers.

Toll Services. Our toll services revenues decreased by $327,000, or 3.0%, for the six months ended June 30, 2007 as compared to the same period in 2006. The number of long distance customers increased by approximately 2,000, or 1.4%. However, this increase was offset by a decrease in average minutes of use per customer and average revenue per minute.

Other Services and Sales. Other services and sales revenues increased by $10.2 million, or 61.4%, for the six months ended June 30, 2007 as compared to the same period in 2006. A significant portion of the revenue increase was due to growth in our CPE and data business, primarily as a result of our acquisition of Baker Communications in August 2006. Additionally, DSL Internet access service revenues increased $3.2 million, or 41.7%, due primarily to customer growth. This increase was partially offset by decreases in dial-up Internet revenue of $1.0 million. We believe the decline in dial-up Internet access service customers is the result of customer migration to broadband products such as our DSL service. Also contributing to the increase was $1.7 million of revenue from the lease of space in our new corporate headquarters facilities to another entity during 2007.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the six months ended June 30, 2007 compared to the same period in 2006:

	Six Months Ended June 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$31,397	$38,576	$7,179	22.9%
Selling, general and administrative	19,033	21,602	2,569	13.5%
Depreciation and amortization	23,568	24,258	690	2.9%

Total operating costs and expenses	$73,998	$84,436	$10,438	14.1%

Cost of Services and Sales. Cost of services and sales increased $7.2 million, or 22.9%, for the six months ended June 30, 2007 as compared to the same period in 2006. The increase was principally due to growth of our CPE and data business, primarily as a result of our acquisition of Baker Communications in August 2006. Additionally, the operating costs for the newly acquired corporate headquarters facilities contributed to the increase in cost of services and sales.

Selling, General and Administrative Costs. Selling, general and administrative costs increased $2.6 million, or 13.5%, for the six months ended June 30, 2007 as compared to the same period in 2006. The six months ended June 30, 2006 reflect the benefit of a $1.3 million gain from the sale of exchanges. The remaining increase was primarily due to our acquisition of Baker Communications in August 2006.

Depreciation and Amortization. Depreciation and amortization increased $690,000, or 2.9%, for the six months ended June 30, 2007 as compared to the same period in 2006. The increase is primarily due to depreciation and amortization related to Montezuma Mutual Telephone Company and Baker Communications which were acquired in July 2006 and August 2006, respectively.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the six months ended June 30, 2007 compared to the same period in 2006:

	Six Months Ended June 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$368	$553	$185	50.3%
Interest expense	(15,608)	(15,977)	(369)	2.4%
Other, net	(102)	(273)	(171)	167.6%

Total other expense	$(15,342)	$(15,697)	$(355)	2.3%

Interest and Dividend Income. Interest and dividend income increased $185,000, or 50.3%, primarily due to higher dividend income.

Interest Expense. Interest expense increased $369,000, or 2.4%, for the six months ended June 30, 2007 as compared to the same period in 2006. The increase is due to a higher average balance on the revolving credit facility and higher interest rates on our variable rate debt.

Other, Net. Other, net was a net expense of $273,000 for the six months ended June 30, 2007 compared to $102,000 in the same period in 2006.

Income Tax Expense

Income tax expense increased $9.3 million to $12.1 million for the six months ended June 30, 2007 as compared to the same period in 2006. Income tax expense for the six months ended June 30, 2006, before adjustments to the deferred tax valuation allowance was $10.0 million. As a result of reversing the remaining valuation allowance during 2006, income tax expense during the six month period was reduced by $7.2 million, resulting in a net expense for the period of $2.8 million.

A valuation allowance had been recorded at December 31, 2005, for our deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. We determined that, based upon the evidence available as of June 30, 2006 and as of the end of each period thereafter, the combination of the continued generation of taxable income from operations and reversing temporary differences will be, more likely than not, sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance was required for our deferred tax assets, and we reversed the remaining allowance during 2006. During the six months ended June 30, 2006 and 2007 cash income taxes paid were $172,000, and $442,000, respectively, and relate to payments of alternative minimum tax (AMT).

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements arise primarily from: (i) interest payments related to our credit facilities; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our common stock and (v) potential acquisitions.

The table below reflects the dividends declared or paid by the Company during 2006 and 2007:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 16, 2005	$0.405	December 30, 2005	January 17, 2006
March 17, 2006	$0.405	March 31, 2006	April 17, 2006
June 15, 2006	$0.405	June 30, 2006	July 17, 2006
September 15, 2006	$0.405	September 29, 2006	October 16, 2006
December 15, 2006	$0.405	December 29, 2006	January 16, 2007
March 15, 2007	$0.405	March 30, 2007	April 16, 2007
June 15, 2007	$0.405	June 29, 2007	July 16, 2007

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

During the second quarter of 2007, we amended our postretirement welfare plan. The amendment eliminated medical benefits for certain retirees and reduced benefits for others. Life insurance benefits were eliminated for most retirees covered under the agreement. At the time of the plan amendment, approximately 58% of employees covered under the plan chose to opt out of the postretirement welfare plan. The significant change in the number of plan participants required a re-measurement of both the plan assets and benefit obligations. The re-measurement resulted in a one time curtailment gain of $247,000 and reduction in the liability recorded for prior service costs of $5.6 million which will be amortized over 5.31 years as a component of the annual cost.

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

We have historically funded our operations and capital expenditure requirements primarily with cash from operations and our revolving line of credit. The following table summarizes our short-term liquidity and Adjusted Total Debt, as defined in our credit agreement, as of December 31, 2006 and June 30, 2007:

	As of
	December 31, 2006	June 30, 2007
	(in thousands)
Short-Term Liquidity:
Current assets	$40,115	$34,171
Current liabilities	(81,060)	(61,404)

Net working capital deficit	$(40,945)	$(27,233)

Cash and cash equivalents	$13,613	$5,585
Available on revolving credit facility	$69,000	$88,000
Adjusted Total Debt:
Long-term debt	$477,778	$477,778
Revolving credit facility	31,000	12,000

Total debt	508,778	489,778
Minus:
RTFC Capital Certificates	(7,778)	(7,778)
Cash and cash equivalents	(13,613)	(5,585)

Adjusted Total Debt	$487,387	$476,415

The following table summarizes our adjusted EBITDA, as defined in our credit agreement, for the three and six month periods ended June 30, 2006 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Adjusted EBITDA:
Net income	$10,496	$6,574	$22,514	$17,047
Income tax expense	2,757	4,778	2,757	12,051
Interest expense	7,784	7,965	15,608	15,977
Depreciation and amortization	11,889	12,230	23,568	24,258
Unrealized losses on financial derivatives	52	49	102	273
Non-cash stock-based compensation expense	597	680	1,165	1,273
Extraordinary or unusual (gains) losses	—	—	—	—
Non-cash portion of RTFC Capital Allocation	(33)	(41)	(66)	(199)
Other non-cash losses (gains)	—	—	—	—
Loss (gain) on disposal of assets not in ordinary course	(1,318)	—	(1,292)	—
Transaction costs	—	—	—	—

Adjusted EBITDA	$32,224	$32,235	$64,356	$70,680

The increase in net working capital from December 31, 2006 to June 30, 2007 is primarily due to the cash flow from operations. The reductions in current assets and current liabilities are primarily due to the use of cash and cash equivalents to reduce the balance outstanding on the revolving credit facility.

The following table summarizes our sources and uses of cash for the six months ended June 30, 2006 and 2007.

	For the Six months ended June 30,
Description	2006	2007
	(in thousands)
Net Cash Provided (Used) By
Operating activities	$48,910	$50,171
Investing activities	$(8,453)	$(13,212)
Financing activities	$(61,720)	$(44,987)

Cash Provided by Operating Activities

For the six months ended June 30, 2006, and 2007, cash provided by operating activities was $48.9 million and $50.2 million, respectively. The increase in cash provided by operating activities is primarily due to the funds received related to the resolution of certain network access disputes. The increase was partially offset by the use of $2.4 million to fund the pension plan.

Cash Used in Investing Activities

The table below sets forth the components of cash used in investing activities for the six months ended June 30, 2006 and 2007:

	For the Six months ended June 30,
	2006	2007
	(in thousands)
Network and support assets	$11,933	$10,125
Other	1,440	3,087

Total capital expenditures	13,373	13,212
Proceeds from sale of exchanges	(4,920)	—

Total	$8,453	$13,212

Capital expenditures in 2007 include approximately $2.9 million incurred to acquire, refurbish and provide network facilities for our new headquarters facility.

In April 2004, our incumbent local exchange carrier entered into a settlement agreement with the Iowa Utilities Board and other parties, pursuant to which we are obligated to invest substantially all additional revenues generated by the allowed increase in our rates, except for revenues resulting from inflation adjustments, on capital improvements identified in our network improvement plan. This investment is in addition to our baseline level of network capital expenditures, which was assumed to be $16 million per year during the initial period of the plan. The initial period continued until we had spent $38.9 million of cumulative capital expenditures in excess of our assumed baseline investment level, a requirement that was satisfied in 2006. Beginning in 2007, both the baseline and the incremental investment levels will increase or decrease consistent with access line changes and further deregulation. We expect that a minimum annual capital investment of approximately $19 million will satisfy the ongoing commitments in 2007.

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

Cash Used in Financing Activities

For the six months ended June 30, 2006 and 2007, net cash used in financing activities was $61.7 million and $45.0 million, respectively. The decrease in cash used in the 2007 period as compared to 2006 was primarily attributable to a decrease in the amount of cash used to reduce the balance outstanding on the revolving credit facility.

Regulatory Items

On August 4, 2004, the FCC adopted rules requiring certain telecommunications carriers to begin reporting additional information to the FCC in the event of selected service outages and related events affecting some fiber facilities. On December 20, 2004, the FCC stayed the rules’ effectiveness pending agency reconsideration of their merits, in part due to concerns about the substantial expenditures required of telecommunications carriers in order to comply with the new reporting obligations. At this time, we cannot predict the consequences of the FCC’s reconsideration or the financial or operational impacts any final rules may have on us.

In response to the Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks, the FCC adopted rules on May 31, 2007, requiring incumbent local exchange carriers, competitive local exchange carriers, and wireless carriers to, among other things, maintain emergency back-up power for a minimum of eight hours for cell sites, remote switches, and digital loop carrier system remote terminals that normally are powered from local AC commercial power. The new rules were scheduled to go into effect August 10, 2007, but were stayed on August 2, 2007 in pertinent part by the FCC until October 9, 2007 to allow the FCC time to consider objections raised by a number of parties. We cannot predict what changes, if any, the FCC will make to its back-up power rules or the financial or operational impacts that such rules may have on us.

On May 8, 2006, the Company filed with the FCC forbearance and waiver petitions asking it to allow the Company to become eligible to qualify for high-cost support from the non-rural high cost support program of the Universal Service Fund. On August 6, 2007, the FCC issued an order denying our petition for forbearance. The FCC has not yet ruled on our petition for waiver and there is no statutory deadline for issuing a ruling. We cannot predict whether the FCC will deny or approve the waiver petition, and the amount of, if any, high cost support funds that we may receive in the future. Furthermore, because our use of any high cost support program funds that we may receive as a result of our waiver petition is limited to the provision, maintenance, and upgrading of facilities and services for which the support is intended, we cannot predict the extent to which receipt of such funds will affect our liquidity or earnings.

Long-Term Debt and Revolving Credit Facilities

Credit Facilities

As of June 30, 2007, we had outstanding $477.8 million of senior debt under our term facilities, and had $12.0 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of June 30, 2007, $12.0 million was outstanding on the revolving credit facility and $88.0 million was available. Borrowings under our revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of June 30, 2007, we had $12.0 million outstanding under LIBOR elections at an average all-in rate of 7.32%.

Term Loan B is a $400.0 million senior secured term facility maturing in 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of June 30, 2007, $350 million was outstanding under Term Loan B based upon a LIBOR election effective through September 28, 2007, at an all-in rate of 7.11%. We have entered into interest rate swap agreements to fix the rate on $350 million of Term Loan B as more fully described below. As of June 30, 2007, the interest rate on the remaining $50 million was based upon a LIBOR election effective through September 12, 2007 at an all-in rate of 7.11%.

Term Loan C is a $70.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. The interest rate on Term Loan C was fixed at 6.65% until November 2007. Effective August 1, 2007 we elected a new all-in fixed interest rate of 6.95% through June 2011 on the Term Loan C . Upon the expiration of the fixed interest rate period, the term loan will convert to the Rural Telephone Finance Cooperative base variable rate plus 0.85% (currently 8.35%).

Term Loan D is a $7.8 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. The interest rate on Term Loan D was fixed at 6.65% until November 2007. Effective August 1, 2007 we elected a new all-in fixed interest rate of 6.95% through June 2011 on the Term Loan D. Upon the expiration of the fixed interest rate period, the term loan will convert to the Rural Telephone Finance Cooperative variable rate plus 0.85% (currently 8.35%).

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of June 30, 2007, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which with we were in compliance as of June 30, 2007.

Interest Rate Swaps

On August 26, 2005, we amended the interest rate swap arrangements that were originally entered into on November 4, 2004. The amended swap arrangements effectively fixed the interest rate we will pay on $350 million of our indebtedness under Term Loan B. The purpose of the swap agreements was to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. As a result of these arrangements, the effective all-in interest rate on $350.0 million of indebtedness under Term Loan B for the period beginning August 31, 2005 and ending November 23, 2011 is 5.865%.

Obligations and Commitments

Our ongoing capital commitments include capital expenditures and debt service requirements. For the six months ended June 30, 2007 capital expenditures were $13.2 million; see “—Liquidity and Capital Resources—Cash Used in Investing Activities.”

The following table sets forth our contractual obligations as of June 30, 2007, together with cash payments due in each period indicated.

	Payments Due by Period
Obligation	Total	Jul. – Dec. 2007	2008	2009 – 2010	2011 and after
	(dollars in thousands)
Long-Term Debt:
Senior debt payments	$477,778	$—	$—	$—	$477,778
Revolving credit facility	12,000	—	—	—	12,000
Interest Payments(1)	92,447	12,503	20,528	41,055	18,361
Operating Lease Payments	639	177	225	190	47

Total Contractual Obligations	$582,864	$12,680	$20,753	$41,245	$508,186

(1)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.

As of June 30, 2007, no letters of credit were outstanding.

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

We perform an annual impairment review of goodwill as required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. No impairment of goodwill or other long-lived assets resulted from the annual valuation of goodwill we conducted in August 2006.

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

As of June 30, 2007, our unused tax net operating loss carry forward was $164 million, and will expire between 2021 and 2024. The amount of net operating loss allowable to offset income after a change in ownership is limited under Internal Revenue Code (“IRC”) Section 382. However, IRC Section 338 allows for an increase in this allowance by an additional $762,000, $37.4 million, $26.3 million, $18.7 million, and $17.2 million, for tax periods ending in 2005 through 2009, respectively. The IRC Section 382 limitation of approximately $19 million will continue to apply to any remaining unreleased net operating losses after 2009.

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

The following table presents the key assumptions used to measure pension and OPEB expense for 2007 and the estimated impact on the continuing pension plan and OPEB expense relative to a change in those assumptions:

	Pension	OPEB
Assumptions
Discount rate	5.75%	5.50%
Expected return on plan assets	7.00%	NA
Healthcare costs trend rate
Current	NA	9.50%
Level in 2012	NA	7.00%

	Increase in expense for the Six months ended June 30, 2007
	Pension	OPEB
	(in thousands)
Sensitivities
0.25% decrease in discount rate	$14	$2
0.25% decrease in expected return on plan assets	6	NA
1% increase in healthcare costs trend rate	NA	55

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 159. The Company has not elected to early adopt the standard and is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The amendment had no impact on our financial position, results of operations or cash flows.

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF Issue No. 06-11 to have a material impact on our financial position, results of operations or cash flows.

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

Under the terms of our credit facilities as amended, our long-term secured debt facilities will mature in November, 2011. Our $400.0 million of indebtedness under Term Loan B, maturing in 2011, bears an annual interest at either (a) LIBOR plus 1.75% or (b) a base rate plus 0.75%. On August 26, 2005, we entered into interest rate swap agreements with nationally recognized counterparties for the purpose of fixing the interest on a portion of these borrowings. Pursuant to the swap agreements, we will pay a fixed rate of interest of 5.865% on a notional $350.0 million of Term Loan B from August 31, 2005 through November 23, 2011.

We pay interest at a fixed rate on all borrowings under Term Loans C and D through June 2011. Thereafter, we expect our interest rates under Term Loans C and D to convert to the Rural Telephone Finance Cooperative variable rate then in effect, as provided in the credit facilities.

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to $50.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $12.0 million of borrowings drawn under the revolving credit facility at June 30, 2007. With respect to our $77.8 million of borrowings under Terms Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from July 2011 through maturity in November 2011. A one percent change in the underlying interest rates for the variable rate debt that was outstanding on June 30, 2007 would have an impact of approximately $620,000 per year on our interest expense while our fixed rates and swaps are in place.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 2.	PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

During the quarter ended June 30, 2007, the Company reacquired the following number of shares of its common stock from recipients of restricted stock awards under the Company’s 2005 Stock Incentive Plan in order to satisfy tax withholding obligations due upon vesting of such restricted stock (see also Note 5 to Consolidated Financial Statements above):

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2007	8,112	$20.00	—	—
May 1 to May 31, 2007	7,067	$21.80	—	—
June 1 to June 30, 2007	—	—	—	—
Total	15,179	$20.84	—	—

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The registrant held its 2007 Annual Meeting of the Shareholders on June 14, 2007.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement. All such nominees were elected pursuant to the following votes:

	Number of Votes
DIRECTORS	FOR	WITHHELD
Craig A. Lang	30,670,840	470,982
H. Lynn Horak	30,160,462	381,360

The Company’s other directors whose terms of office continued after the Annual Meeting are Kevin R. Hranicka, Kendrik E. Packer, Norman C. Frost, Brian G. Hart, and Alan L. Wells.

(c) Other matters voted upon:

Approval of the Iowa Telecom 2007 Employee Stock Purchase Plan:

Number of votes FOR	19,134,834
Number of votes AGAINST/WITHHELD	523,645
Number of votes ABSTAINING	168,950
Number of BROKER NON-VOTES	10,714,393

Approval of Amendment No. 1 to the Iowa Telecom 2005 Stock Incentive Plan:

Number of votes FOR	16,916,769
Number of votes AGAINST/WITHHELD	2,708,339
Number of votes ABSTAINING	202,320
Number of BROKER NON-VOTES	10,714,394

Ratification of appointment of Deloitte & Touche LLP as the Company’s independent registered public accountants for 2007:

Number of votes FOR	30,333,549
Number of votes AGAINST/WITHHELD	121,388
Number of votes ABSTAINING	86,881
Number of BROKER NON-VOTES	—

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2007	/s/ Alan L. Wells
Alan L. Wells
President, Chief Executive Officer and Chairman of the Board

August 8, 2007	/s/ Craig A. Knock
Craig A. Knock
Vice President,
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

IOWA TELECOMMUNICATIONS SERVICES, INC.

FORM 10-Q FOR QUARTER ENDED June 30, 2007

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