Form 10-Q
period 2007-09-30
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2007-11-08
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32354

IOWA TELECOMMUNICATIONS SERVICES, INC.

(Exact name of registrant as specified in its charter)

Iowa	42-1490040
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

403 W. Fourth Street North

Newton, Iowa 50208

(Address of principal executive offices)

Registrant’s telephone number, including area code: (641) 787-2000

115 S. Second Ave. West

Newton, Iowa 50208

(Former address of principal executive offices)

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of October 31, 2007 was 31,818,690.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	December 31, 2006	September 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,613	$4,475
Accounts receivable, net	20,828	21,448
Inventories	3,124	3,335
Prepayments and other current assets	2,550	3,764

Total Current Assets	40,115	33,022

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	521,556	537,689
Accumulated depreciation	(222,581)	(253,936)

Net Property, Plant and Equipment	298,975	283,753

GOODWILL	466,554	466,554
INTANGIBLE ASSETS AND OTHER, net	39,982	32,687
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	13,903	13,869

Total Assets	$859,529	$829,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$31,000	$8,000
Accounts payable	9,565	10,032
Advanced billings and customer deposits	8,460	8,653
Accrued and other current liabilities	32,035	29,056

Total Current Liabilities	81,060	55,741
LONG-TERM DEBT	477,778	477,778
DEFERRED TAX LIABILITIES	18,716	35,870
OTHER LONG-TERM LIABILITIES	14,276	6,838

Total Liabilities	591,830	576,227

COMMITMENTS AND CONTINGENCIES (Note 8)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,379,670 and 31,440,215 issued and outstanding, respectively	314	314
Additional paid-in capital	322,016	323,429
Retained deficit	(59,976)	(75,244)
Accumulated other comprehensive income	5,345	5,159

Total Stockholders’ Equity	267,699	253,658

Total Liabilities and Stockholders’ Equity	$859,529	$829,885

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
REVENUES AND SALES:
Local services	$19,135	$18,372	$57,627	$55,964
Network access services	23,532	23,485	71,951	77,502
Toll services	5,419	5,185	16,421	15,860
Other services and sales	11,545	13,738	28,243	40,685

Total Revenues and Sales	59,631	60,780	174,242	190,011

OPERATING COSTS AND EXPENSES:
Cost of services and sales (exclusive of items shown separately below)	17,836	19,221	49,233	57,797
Selling, general and administrative	8,437	10,527	27,470	32,129
Depreciation and amortization	11,695	12,260	35,263	36,518

Total Operating Costs and Expenses	37,968	42,008	111,966	126,444

OPERATING INCOME	21,663	18,772	62,276	63,567

OTHER INCOME (EXPENSE):
Interest and dividend income	159	199	527	752
Interest expense	(7,969)	(7,987)	(23,577)	(23,964)
Other, net	(204)	(210)	(306)	(483)

Total Other Expense, net	(8,014)	(7,998)	(23,356)	(23,695)

EARNINGS BEFORE INCOME TAXES	13,649	10,774	38,920	39,872
INCOME TAX EXPENSE	5,617	4,483	8,374	16,534

NET INCOME	$8,032	$6,291	$30,546	$23,338

EARNINGS PER SHARE:
BASIC - Earnings Per Share	$0.26	$0.20	$0.98	$0.74

BASIC - Weighted Average Number of Shares Outstanding	31,254	31,432	31,170	31,406

DILUTED - Earnings Per Share	$0.25	$0.20	$0.95	$0.73

DILUTED - Weighted Average Number of Shares Outstanding	32,165	32,052	32,062	32,046

Dividends Declared Per Share	$0.405	$0.405	$1.215	$1.215

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands Except Per Share Data)

	Three Months Ended September 30, 2006 and 2007
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
Balance, June 30, 2006	31,177,356	$312	$319,705	$(45,823)	$9,727	$283,921
Net Income	—	—	—	8,032	—	8,032
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(5,525)	(5,525)

Total comprehensive income	—	—	—	8,032	(5,525)	2,507
Compensation from compensatory stock plans	—	—	597	—	—	597
Exercise of employee stock options	177,314	2	951	—	—	953
Dividends declared ($0.405 per share)	—	—	—	(12,836)	—	(12,836)

Balance, September 30, 2006	31,354,670	$314	$321,253	$(50,627)	$4,202	$275,142

Balance, June 30, 2007	31,416,313	$314	$323,000	$(68,668)	$10,651	$265,297
Net Income	—	—	—	6,291	—	6,291
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(5,376)	(5,376)
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(116)	(116)

Total comprehensive income	—	—	—	6,291	(5,492)	799
Compensation from compensatory stock plans	35,625	—	674	—	—	674
Shares reacquired	(11,723)	—	(245)	—	—	(245)
Dividends declared ($0.405 per share)	—	—	—	(12,867)	—	(12,867)

Balance, September 30, 2007	31,440,215	$314	$323,429	$(75,244)	$5,159	$253,658

	Nine Months Ended September 30, 2006 and 2007
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2005	31,065,963	$311	$317,877	$(42,874)	$5,217	$280,531
Net Income	—	—	—	30,546	—	30,546
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(3,418)	(3,418)
Minimum pension liability adjustment, net of tax effect	—	—	—	—	2,403	2,403

Total comprehensive income	—	—	—	30,546	(1,015)	29,531
Compensation from compensatory stock plans	779	—	1,762	—	—	1,762
Exercise of employee stock options	287,928	3	1,614	—	—	1,617
Dividends declared ($1.215 per share)	—	—	—	(38,299)	—	(38,299)

Balance, September 30, 2006	31,354,670	$314	$321,253	$(50,627)	$4,202	$275,142

Balance, December 31, 2006	31,379,670	$314	$322,016	$(59,976)	$5,345	$267,699
Net Income	—	—	—	23,338	—	23,338
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(3,155)	(3,155)
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	2,969	2,969

Total comprehensive income	—	—	—	23,338	(186)	23,152
Compensation from compensatory stock plans	82,447	—	1,953	—	—	1,953
Shares reacquired	(26,902)	—	(561)	—	—	(561)
Exercise of employee stock options	5,000	—	21	—	—	21
Dividends declared ($1.215 per share)	—	—	—	(38,606)	—	(38,606)

Balance, September 30, 2007	31,440,215	$314	$323,429	$(75,244)	$5,159	$253,658

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,546	$23,338
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	33,674	35,143
Amortization of intangible assets	1,589	1,375
Amortization of debt issuance costs	443	443
Gain from sale of exchanges	(4,180)	—
Deferred income taxes	7,720	15,705
Non-cash stock based compensation expense	1,762	1,951
Changes in operating assets and liabilities, net of effects of business dispositions:
Receivables	(321)	(620)
Inventories	(707)	(211)
Accounts payable	(827)	467
Other assets and liabilities	(36)	(4,771)

Net Cash Provided by Operating activities	69,663	72,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,399)	(19,853)
Business acquisitions, net of cash acquired	(18,126)	—
Purchase of wireless licenses	(3,102)	—
Proceeds from sale of exchanges	13,273	—

Net Cash Used in Investing Activities	(28,354)	(19,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	(26,000)	(23,000)
Proceeds from exercise of stock options	1,617	21
Shares reacquired	—	(561)
Dividends paid	(38,143)	(38,565)

Net Cash Used in Financing Activities	(62,526)	(62,105)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,217)	(9,138)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,782	13,613

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,565	$4,475

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$23,140	$23,584

Cash paid for income taxes	$654	$494

SUPPLEMENTAL NON-CASH ACTIVITIES:

Dividends on Common Stock of $12,836 were declared on September 15, 2006 for shareholders of record as of September 29, 2006 and the dividends were paid on October 16, 2006.

Dividends on Common Stock of $12,887 were declared on September 14, 2007 for shareholders of record as of September 28, 2007 and the dividends were paid on October 15, 2007.

In the nine months ended September 30, 2006, the Company purchased certain wireless licenses for a total amount of $11,473. Payment of $3,102 was made during the period. The remaining amount of $8,371 was subsequently paid on October 19, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(in thousands, except per share amounts)
Net Income	$8,032	$6,291	$30,546	$23,338

Weighted average shares outstanding - basic	31,254	31,432	31,170	31,406

Diluted shares outstanding:
Weighted average shares outstanding	31,254	31,432	31,170	31,406
Add shares issuable upon exercise of stock options, net	576	546	602	538
Add unvested compensatory stock shares	335	74	290	102

Weighted average number of shares outstanding - diluted	32,165	32,052	32,062	32,046

Earnings Per Share:
Basic	$0.26	$0.20	$0.98	$0.74
Diluted	$0.25	$0.20	$0.95	$0.73

As of September 30, 2006 and 2007, total options outstanding were 707,579 and 677,579, respectively.

3. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan that covers many former GTE Midwest Incorporated (“GTE”) employees and many union employees. The provisions of the Plan were assumed by the Company in connection with the GTE acquisition on June 30, 2000. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum benefits, and various annuity options. There were no contributions to the plan made during the third quarter of 2007.

Components of pension benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(dollars in thousands)
Pension Benefit Cost:
Service cost	$58	$59	$174	$177
Interest cost	327	185	981	554
Expected return on plan assets	(178)	(154)	(534)	(461)
Amortization of unrecognized actuarial loss	124	42	372	126

Net periodic benefit cost	331	132	993	396
Settlement cost	—	—	320	—

Net periodic benefit cost, with adjustments	$331	$132	$1,313	$396

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

During the second quarter of 2007, the Company amended it’s post retirement welfare plan. The amendment eliminated medical benefits for certain retirees and reduced benefits for others. Life insurance benefits were eliminated for most retirees covered under the agreement. At the time of the plan amendment, approximately 58% of employees covered under the plan chose to opt out of the postretirement welfare plan. The significant change in the number of plan participants required a re-measurement of both the plan assets and benefit obligations. The re-measurement resulted in a one time curtailment gain of $247,000 and reduction in the liability recorded for prior service costs of $5.6 million which will be amortized over 5.31 years as a component of the annual cost.

Components of postretirement benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(dollars in thousands)
Postretirement Benefit Cost:
Service cost	$46	$7	$138	$68
Interest cost	128	51	384	255
Amortization of unrecognized net actuarial loss	35	25	105	63
Amortization of unrecognized prior service cost	(39)	(264)	(117)	(492)

Net periodic benefit cost (income)	170	(181)	510	(106)
Curtailment gain	—	—	—	(247)

Total cost (income) recognized	$170	$(181)	$510	$(353)

4. LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES

Credit Facilities

As of September 30, 2007, the Company had outstanding $477.8 million of senior debt under the term facilities, and had $8.0 million drawn under the $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of September 30, 2007, $8.0 million was outstanding on the revolving credit facility and $92.0 million was available. Borrowings under our revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of September 30, 2007, the Company had $8.0 million outstanding under LIBOR elections at an average all-in rate of 7.13%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of September 30, 2007, $350.0 million of the Term Loan B was based upon a LIBOR election effective through December 28, 2007, at an all-in rate of 6.95%. The Company has entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of September 30, 2007, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through March 12, 2008 at an all-in rate of 7.23%.

Term Loan C is a $70.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. The interest rate on Term Loan C was fixed at 6.65% until November 2007. Effective August 1, 2007 the Company elected a new all-in fixed interest rate of 6.95% through June 2011 on Term Loan C. Upon the expiration of the fixed interest rate period, the term loan will convert to the Rural Telephone Finance Cooperative base variable rate plus 0.85%.

Term Loan D is a $7.8 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. The interest rate on Term Loan D was fixed at 6.65% until November 2007. Effective August 1, 2007 the Company elected a new all-in fixed interest rate of 6.95% through June 2011 on Term Loan D. Upon the expiration of the fixed interest rate period, the term loan will convert to the Rural Telephone Finance Cooperative variable rate plus 0.85%.

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

The credit facilities are secured by substantially all of the Company’s tangible and intangible assets, properties and revenues. The credit facilities are guaranteed by all of our subsidiaries.

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of September 30, 2007, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which the Company was in compliance as of September 30, 2007.

Interest Rate Swaps

On August 26, 2005, the Company amended the interest rate swap arrangements that were originally entered into on November 4, 2004. The amended swap arrangements effectively fixed the interest rate the Company will pay on $350.0 million of our indebtedness under Term Loan B. The purpose of the swap agreements is to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. As a result of these arrangements, the effective all-in interest rate on $350.0 million of indebtedness under Term Loan B for the period beginning August 31, 2005 and ending November 23, 2011 will be 5.865%.

5. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s initial public offering, 518,340 have been exercised and 677,579 remain outstanding as of September 30, 2007. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

The Company recorded $252,000 and $744,000 of stock-based compensation expense during the three and nine month periods ended September 30, 2007, respectively, to reflect the change in the fair value of the options from the reduction of the exercise price resulting from the declaration of cash dividends. During the three and nine month periods ended September 30, 2006, the Company recorded $259,000 and $883,000 of stock-based compensation expense, respectively, to reflect the change in the fair value of the options from the reduction of the exercise price resulting from the declaration of cash dividends.

The fair value of each option grant and subsequent modification is estimated using the Black-Scholes option-pricing model. The table below depicts the weighted-average assumptions used in determining the options’ fair value at the time of the exercise price reductions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Weighted Average Expected Life (in years)	2.15 yr	2.2yr	3.0 yr	2.33yr
Risk free interest rate	4.65%	3.93%	4.91%	4.45%
Volatility(1)	21%	23%	22%	20%
Dividend yield	0%	0%	0%	0%

(1)	Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate for a pool of similar entities was used.

A summary of the status of options granted under the 2002 Incentive Plan as of September 30, 2006 and 2007, and the changes during the three and nine month periods then ended, is presented below:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2007
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT JUNE 30,	884,893	$5.50	677,579	$3.91
Granted	—	—	—	—
Exercised	(177,314)	5.38	—	—

OUTSTANDING AT SEPTEMBER 30,	707,579	$5.12	677,579	$3.51

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2007
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	995,507	$6.29	682,579	$4.72
Granted	—	—	—	—
Exercised	(287,928)	5.61	(5,000)	4.14

OUTSTANDING AT SEPTEMBER 30,	707,579	$5.12	677,579	$3.51

Options exercisable at SEPTEMBER 30,	707,579	$5.12	677,579	$3.51

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life In Years	Number	Weighted Average Exercise Price per Share	Weighted Average Aggregate Intrinsic Value
$3.00 to $3.50	533,005	4.6	533,005	$3.33	$8,803,000
$3.51 to $4.00	129,379	5.0	129,379	$3.88	$2,066,000
$6.00 to $6.50	15,195	6.3	15,195	$6.47	$203,000

The weighted average exercise price of options exercisable at September 30, 2007 reflects the reductions required by the plan, as a result of the declaration of cash dividends. Pursuant to the 2002 Incentive Plan, all options became fully vested on November 23, 2004 as a result of the change in share ownership resulting from the Company’s initial public offering of common stock.

The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2007 was $0 and $93,000, respectively. The Company received total cash proceeds of $0 and $21,000, respectively, related to the exercise of options during the three and nine month periods ended September 30, 2007. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was $2.5 million and $3.8 million, respectively. The Company received total cash proceeds of $953,000 and $1.6 million, respectively, related to the exercise of options during the three and nine month periods ended September 30, 2006.

2005 Stock Incentive Plan

The Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) allows for the issuance of up to an aggregate of 1.5 million shares of restricted or unrestricted stock, of which 460,300 shares of restricted stock have been awarded to various officers and employees of the Company and 2,757 shares of unrestricted stock have been issued to members of the Company’s Board of Directors.

A summary of the status of the restricted shares awarded pursuant to the 2005 Incentive Plan as of September 30, 2006 and 2007, and the changes during the three and nine month periods then ended is presented below:

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2007
	Shares		Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
OUTSTANDING AT JUNE 30,	327,300		$18.47	416,100	$19.53
Granted	12,000	(1)	19.32	10,000 (2)	20.56
Vested	—		—	(35,625)	18.66
Cancelled/Forfeited	—		—	(12,000)	19.32

OUTSTANDING AT SEPTEMBER 30,	339,300		$18.50	378,475	$19.64

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2007
	Shares		Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
OUTSTANDING AT BEGINNING OF YEAR	242,500		$18.66	339,300	$18.50
Granted	96,800	(3)	18.10	133,000 (4)	21.80
Vested	—		—	(81,825)	18.47
Cancelled/Forfeited	—		—	(12,000)	19.32

OUTSTANDING AT SEPTEMBER 30,	339,300		$18.50	378,475	$19.64

(1)	Weighted average vesting period at grant date for shares granted is 41 months.
(2)	Weighted average vesting period at grant date for shares granted is 56 months.
(3)	Weighted average vesting period at grant date for shares granted is 47 months.
(4)	Weighted average vesting period at grant date for shares granted is 59 months.

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award. The Company recorded $422,000 and $1.2 million of stock-based compensation expense during the three and nine month periods ended September 30, 2007, respectively. The Company recorded $338,000 and $866,000 of stock-based compensation expense during the three and nine month periods ended September 30, 2006, respectively. The remaining amount to be charged to expense for unvested awards over the remaining service periods is $6.2 million. The Company also recorded $3,000 and $9,000, respectively, of expense during the three and nine month periods ended September 30, 2007 related to the unrestricted shares issued to members of its Board of Directors. During the three and nine month periods ended September 30, 2006, the Company recorded $0 and $13,000, respectively, of expense related to the unrestricted shares issued to members of its Board of Directors. The total fair value of shares vested during the three and nine month periods ended September 30, 2007 was $745,000 and $1.7 million respectively. No shares vested during the three or nine month periods ended September 30, 2006.

The Company has a policy that permits the repurchase of a portion of vested shares from participants upon their vesting in order to satisfy tax withholding obligations. The aggregate fair market value of such repurchases may not exceed the participant’s minimum statutory tax withholding obligation due upon vesting. During the three and nine month periods ended September 30, 2007, the Company reacquired 11,723 and 26,902 shares, respectively, for this purpose. No additional shares are expected to be reacquired during the remainder of the year and no shares were reacquired by the Company during 2006.

6. DISCLOSURES ABOUT FAIR VALUE OF INTEREST RATE SWAP

Effective August 31, 2005, the Company amended the terms of its interest rate swap agreement which the Company designated as a hedge against the variability in future interest payments due on $350.0 million of Term Loan B. The amended terms of the interest rate swap agreement effectively convert the variable rate interest payments due on $350.0 million of Term Loan B to a fixed rate of 5.865% through maturity on November 23, 2011. The purpose of the swap agreement is to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt.

During the three and nine month periods ended September 30, 2007, the fair market value of the swap instrument decreased by $9.4 million and $5.9 million, respectively. The portion of the change in fair value attributable to hedge ineffectiveness, which for the three and nine months ended September 30, 2007 was $162,000 and $336,000, respectively, was recorded in the Other Income section of the Company’s Condensed Consolidated Statements of Income. The portion of the change in fair value attributable to hedge effectiveness is recorded, net of income tax effects, in the Accumulated Other Comprehensive Income section of the Company’s Condensed Consolidated Statements of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

During the three and nine month periods ended September 30, 2006, the fair market value of the swap instrument decreased by $9.6 million and increased by $1.6 million, respectively. The portion of the change in fair value attributable to hedge ineffectiveness, which for the three and nine months ended September 30, 2006 was $153,000, was recorded in the Other Income section of the Company’s Condensed Consolidated Statements of Income. The portion of the change in fair value attributable to hedge effectiveness is recorded, net of income tax effects, in the Accumulated Other Comprehensive Income section of the Company’s Condensed Consolidated Statements of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

The fair value of our interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a nationally recognized financial institution. The fair value of the interest rate swap was $7.7 million as of September 30, 2007 and $13.6 million as of December 31, 2006. The swap was recorded in the Intangible Assets and Other section of our Condensed Consolidated Balance Sheets.

7. INCOME TAXES

Income tax expense consists of the following for the three and nine month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(dollars in thousands)
Current Tax Expense:
Federal	$220	$37	$480	$607
State	90	15	174	222

Total	310	52	654	829
Deferred Tax Expense
Federal	4,502	3,760	12,680	13,403
State	805	671	2,240	2,302

Total	5,307	4,431	14,920	15,705
Valuation Allowance Adjustments	—	—	(7,200)	—

Income Tax Expense	$5,617	$4,483	$8,374	$16,534

Current income tax expense for 2006 and 2007 is primarily due to the alternative minimum tax requirements.

A valuation allowance had been provided at December 31, 2005 for the deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. The Company determined that, based upon the evidence available as of June 30, 2006, and as of the end of each period thereafter, the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will more likely than not, be sufficient to utilize the entire deferred tax asset. As such, the Company determined that no valuation allowance was required for its deferred tax assets, and reversed the remaining valuation allowance during 2006.

As of September 30, 2007, the Company had unused tax net operating loss carryforwards of approximately $158.1 million which expire between 2021 and 2024. The amount of net operating loss allowable to offset income after a change in ownership is limited under Internal Revenue Code (“IRC”) Section 382. However, IRC Section 338 allows for an increase in this allowance by an additional $762,000, $37.4 million, $26.3 million, $18.7 million, and $17.2 million, for tax periods ending in 2005 through 2009, respectively. The IRC Section 382 limitation of approximately $19.4 million will continue to apply to any remaining unreleased net operating losses after 2009. Additionally, the Company expects continued goodwill amortization for tax purposes at the rate of approximately $40 million per year through June 2015.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 159. The Company has not elected to early adopt the standard and is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The amendment had no impact on our financial position, results of operations or cash flows.

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF Issue No. 06-11 to have a material impact on its financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, “intend”, or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Overview

General

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa, serving over 450 communities across the state. We are the second-largest local exchange carrier in Iowa. Iowa Telecom currently operates 288 telephone exchanges serving 418 communities as the incumbent or “historical” local exchange carrier and is the sole telecommunications company providing wireline services in approximately 70% of those communities. Together with our competitive local exchange carrier subsidiaries, we provide services to approximately 243,700 access lines in Iowa.

Our core business is the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 70% of our total revenues in the first nine months of 2007, we provide long distance service, dial-up and DSL Internet access and other communications services. As part of our strategy of pursuing growth beyond our current service area, we compete for customers in adjacent markets in Iowa through our competitive local exchange carrier subsidiaries, Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Together, ITC and IT Communications are referred to as the “CLEC” or our “CLEC Operations”.

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

Access Line Trends

The number of access lines served is a factor that can affect a telecommunications provider’s revenues. Consistent with a general trend in the rural local exchange carrier industry in the past few years, the number of access lines we serve as an incumbent local exchange carrier has been decreasing. We expect that this trend will continue. Because most of our revenues result from our relationships with customers who utilize our access lines and the level of activity utilized on those lines, the access line trend has an adverse impact on our revenues. Our response to this trend will have an important impact on our future revenues. Our primary strategy to respond to this trend is to leverage our strong incumbent market position to increase our revenue per access line by selling additional services to our customer base and to promote our DSL Internet access service offering. In addition, we expect to add new access lines as we pursue expansion of our service area through our competitive local exchange carrier subsidiaries and, potentially, through selected acquisitions of other telecommunications companies or lines from other telecommunications companies. However, we believe that the number of access lines served is not the sole meaningful indicator of our operating prospects and that, given our relatively stable subscriber base and ability to offer additional services, the number of long distance, and dial-up and DSL Internet subscribers are also meaningful indicators for us.

The table below indicates the total number of access lines we serve and the number of customers subscribing to the indicated types of service as of the dates shown:

	As of September 30,
	2006	2007
Incumbent local exchange access lines(1)	230,600	218,100
Competitive local exchange carrier access lines(2)	23,000	25,600

Total access lines	253,600	243,700

Long distance subscribers	145,900	145,400
Dial-up Internet subscribers	33,700	24,200
DSL subscribers	45,000	60,600

(1)	Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 3,200 wholesale lines subscribed at September 30, 2006 and 3,000 at September 30, 2007.
(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiaries.

We intend to continue our strategy of increasing revenues by cross-selling additional services to our existing customer base, in the form of both bundled service packages and individual additional services. Between September 30, 2006 and September 30, 2007, total long distance service subscribers decreased by 500, total DSL Internet access service subscribers increased by 15,600, and total dial-up Internet access service subscribers decreased by 9,500, with much of the decrease in total dial-up subscribers being a reflection of customer migration from dial-up to DSL service.

The following is a discussion of the major factors affecting our access line counts:

Competition. Competitive local exchange carriers are offering service in approximately 126 of the 418 incumbent local exchange communities that we serve. Of these 126 communities, we believe 101 communities have some voice service offered by Mediacom’s telephony affiliate, MCC Telephony of Iowa, Inc. (“MCC”), which initiated service in these markets during the second quarter of this year.

In addition, we have experienced, and expect to continue experiencing some line losses due to competition from wireless providers, but cannot precisely quantify the effect of this competition on us. We are responding proactively to wireless competition by offering bundled service packages that include blocks of long distance minutes. These packages are designed to meet the demand of our customers who wish to purchase both local and long distance services in a package, as is typically offered by wireless providers.

Our rates for many of our retail local exchange services have been deregulated on both an exchange-by-exchange and a service-by-service basis. The Iowa Utilities Board has determined that all of the retail local exchange services we provide in 28 exchanges are subject to effective competition and has deregulated our rates in those exchanges.

Retail local exchange service deregulation became effective on July 1, 2005, pursuant to our election to deregulate our rates for all of our retail local exchange services except for single line flat-rated business and residential service and extended area service (“EAS”) in accordance with legislation enacted by the Iowa General Assembly in March 2005. In addition, single line flat-rated business and residential service and EAS will also be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. This legislation also provides us the opportunity to increase rates for services that remain price regulated, as discussed in more detail below. We believe that the gradual deregulation of our business, on an exchange-by-exchange and a service-by-service basis, will enable us to better respond to competitive offerings by other providers.

MCC is offering voice services through a business arrangement with Sprint Communications L. P. (“Sprint”) pursuant to an interconnection agreement approved by the Iowa Utilities Board on April 24, 2006. On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U.S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into the agreement with Sprint and asking the court to invalidate the agreement. Notwithstanding the filing of our federal complaint, we have negotiated, mediated and litigated with Sprint and, at times, with MCC to resolve issues relating to interpretation and implementation of the interconnection agreement. On January 22, 2007, we filed a second complaint against the Iowa Utilities Board and Sprint in U.S. District Court asking the court to rule that the Iowa Utilities Board acted unlawfully when it interpreted the interconnection agreement to require Iowa Telecom to provide certain services to Sprint, particularly in the manner requested by Sprint. In addition to the disputes pending in federal district court and before the Iowa Utilities Board, we are also defending a complaint filed by MCC on July 31, 2006, in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The state court complaint seeks unspecified damages and costs and additional relief as warranted. This state court proceeding is currently stayed pending resolution of the federal complaints. How and when the disputes regarding interpretation and implementation of the interconnection agreement are ultimately resolved is uncertain, as is the ultimate outcome of the federal and state litigation.

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

Ancillary Effects of our Data Businesses. Part of our decreasing line count has been an ancillary effect of our strategic focus on growing our dial-up and DSL Internet access service business. As our Internet service provider business has expanded, some competitors have cancelled their dial-up access connections to our network. These connections had historically been counted as access lines. Moreover, as we increase DSL Internet access service penetration, customer demand for second lines for dial-up Internet access service decreases accordingly because DSL Internet access service often replaces a second line dedicated to Internet usage. We believe that the revenue generated by our dial-up and DSL Internet access services outweighs the effect of these types of access line losses.

Our Retail Local Rate and Pricing Structure

As described under “Overview – Competition” above, effective July 1, 2005, the rates for all of our retail local exchange services except for single line flat-rated business and residential service and EAS were deregulated. Beginning July 1, 2005, monthly rates for single line services remaining under price regulation may be adjusted annually by one dollar for residential lines and two dollars for business lines, plus an inflation increment, up to a monthly rate cap of $19.00 for residential lines and $38.00 for business lines. Pursuant to a January 25, 2007 interpretation by the Iowa Utilities Board, the $19.00 and $38.00 limits are inclusive of any incremental inflationary adjustments and, therefore, once met, do not permit further inflationary adjustments. These rates do not, however, include charges for Extended Area Services, which, to the extent that they are offered in conjunction with single line flat-rate service, remain regulated by the Iowa Utilities Board. Single line flat-rated business and residential service and EAS will also be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. If the Iowa Utilities Board decides to continue price regulation to 2010, both residential and business monthly rates may be increased up to two dollars plus inflation during each twelve-month period of the extension and the overall rate caps of $19.00 and $38.00 will be eliminated.

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

Development of our Competitive Local Exchange Carrier Strategy

Part of our business strategy is to use our competitive local exchange carrier subsidiaries, ITC and IT Communications, to pursue customers in markets in close proximity to our rural local exchange carrier markets. We plan to continue this strategy by seeking growth opportunities on a low-cost, selective basis, focusing primarily on business customers.

As of September 30, 2007, our CLEC served 25,600 access lines and accounted for 10.5% of Iowa Telecom’s total access lines. We plan to maintain a limited investment approach as we continue to grow our competitive local exchange carrier business.

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

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others. We receive federally administered universal service support, representing approximately 2% of our total revenue in the first nine months of 2007, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject to in 2000. In addition, Montezuma Telephone received high cost loop universal service support amounting to less than 1% of our revenue. Switched access charges for services within Iowa are based on rates approved by the Iowa Utilities Board. Switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

Toll Services. We receive revenues for providing toll, or long distance, services to our customers. This revenue category also includes fees relating to our provision of directory assistance, operator assistance and long distance private lines.

Other Services and Sales. We receive revenues from monthly recurring charges for dial-up and DSL Internet access services. Other services and sales also include revenues from directory publishing, inside line care and the sale, installation and maintenance of customer premise voice and data equipment, or CPE, and the lease of space in our corporate headquarters facilities.

The following table summarizes our revenues and sales from these sources:

	Nine Months Ended September 30,		% of Total Revenues and Sales for the Nine Months Ended September 30,
	2006	2007	2006	2007
	(dollars in thousands)
Local services	$57,627	$55,964	33%	30%
Network access services	71,951	77,502	41%	41%
Toll services	16,421	15,860	10%	8%
Other services and sales	28,243	40,685	16%	21%

Total	$174,242	$190,011	100%	100%

Operating Expenses

Our operating expenses are categorized as cost of services and sales; selling, general and administrative expense; and depreciation and amortization.

Cost of services and sales. This includes expense for salaries and wages relating to plant operations and maintenance; other plant operations, maintenance and administrative costs; network access costs; bad debt expense; operating tax expense; and cost of sales for our dial-up and DSL Internet access services and customer premise equipment products and services.

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of income for the periods indicated, expressed as a percentage of total revenues and sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Total revenues and sales	100%	100%	100%	100%
Cost of services and sales (excluding expenses listed separately below)	30%	32%	28%	31%
Selling, general and administrative	14%	17%	16%	17%
Depreciation and amortization	20%	20%	20%	19%

Operating income	36%	31%	36%	33%
Total other expenses, net	13%	13%	14%	12%

Income before income taxes	23%	18%	22%	21%
Income taxes	9%	8%	5%	9%

Net income	14%	10%	17%	12%

Three Months Ended September 30, 2007 and 2006

Revenues and Sales

The table below sets forth the components of our revenues and sales for the three months ended September 30, 2007 compared to the same period in 2006:

	Three Months Ended September 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Revenues and Sales
Local services	$19,135	$18,372	$(763)	-4.0%
Network access services	23,532	23,485	(47)	-0.2%
Toll services	5,419	5,185	(234)	-4.3%
Other services and sales	11,545	13,738	2,193	19.0%

Total revenues and sales	$59,631	$60,780	$1,149	1.9%

Local Services. Local services revenues decreased $763,000, or 4.0%, for the three months ended September 30, 2007 as compared to 2006. The decrease was primarily due to access line erosion. From September 30, 2006 to September 30, 2007, total access lines decreased by 9,900 including the loss of 12,500 incumbent local exchange carrier lines and an increase in lines served by our competitive local exchange carriers of 2,600. The decrease in revenue resulting from the access line erosion was partially offset by local rate increases combined with higher revenue from enhanced calling features due to greater bundled offering sales.

Network Access Services. Our network access services revenues decreased $47,000, or 0.2%, for the three months ended September 30, 2007 as compared to the same period in 2006. The decrease was primarily due to access line erosion combined with a decrease in USF revenue. These were partially offset by an increase in switched access revenue.

Toll Services. Our toll services revenues decreased by $234,000, or 4.3%, for the three months ended September 30, 2007 as compared to the same period in 2006. The decrease in revenue was due to fewer long distance customers, which decreased by approximately 500, or 0.3%, combined with a decrease in the average minutes of use per customer.

Other Services and Sales. Other services and sales revenues increased by $2.2 million, or 19.0%, for the three months ended September 30, 2007 as compared to the same period in 2006. DSL Internet access service revenues increased $1.5 million, or 33.6%, due primarily to customer growth. This increase was partially offset by decreases in dial-up Internet revenue of $503,000. We believe the decline in dial-up Internet access service customers was the result of customer migration to broadband products such as our DSL service. Additionally, the revenue increase was in part due to growth in our CPE and data business, primarily as a result of our acquisition of Baker Communications in August 2006. Also contributing to the increase was $813,000 of revenue from the lease of space in our new corporate headquarters facilities to another entity during 2007.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the three months ended September 30, 2007 compared to the same period in 2006:

	Three Months Ended September 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$17,836	$19,221	$1,385	7.8%
Selling, general and administrative	8,437	10,527	2,090	24.8%
Depreciation and amortization	11,695	12,260	565	4.8%

Total operating costs and expenses	$37,968	$42,008	$4,040	10.6%

Cost of Services and Sales. Cost of services and sales increased $1.4 million, or 7.8%, for the three months ended September 30, 2007 as compared to the same period in 2006. The increase was principally due to growth of our CPE and data business, primarily as a result of our acquisition of Baker Communications in August 2006. Additionally, the operating costs for the newly acquired corporate headquarters facilities contributed to the increase in cost of services and sales.

Selling, General and Administrative. Selling, general and administrative costs increased $2.1 million or 24.8%, for the three months ended September 30, 2007 as compared to the same period in 2006. The three months ended September 30, 2006 reflect the benefit of a $2.9 million gain on the sale of exchanges.

Depreciation and Amortization. Depreciation and amortization increased $565,000 or 4.8%, for the three months ended September 30, 2007 as compared to the same period in 2006. The increase was primarily due to higher plant balances.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the three months ended September 30, 2007 compared to the same period in 2006:

	Three Months Ended September 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$159	$199	$40	25.2%
Interest expense	(7,969)	(7,987)	(18)	0.2%
Other, net	(204)	(210)	(6)	2.9%

Total other expense	$(8,014)	$(7,998)	$16	-0.2%

Interest and Dividend Income. Interest and dividend income increased $40,000, or 25.2%, primarily due to higher dividend income.

Interest Expense. Interest expense increased $18,000, or 0.2%, for the three months ended September 30, 2007 as compared to the same period in 2006. The increase was due to higher interest rates on the Term Loans C and D partially offset by a lower average balance on the revolving credit facility.

Other, Net. Other, net was a net expense of $210,000 for the three months ended September 30, 2007 as compared to $204,000 in the same period in 2006.

Income Tax Expense

Income tax expense decreased $1.1 million to $4.5 million for the three months ended September 30, 2007 as compared to $5.6 million for the same period in 2006 due to lower income before taxes.

During the three months ended September 30, 2006 and 2007, cash income taxes paid were $482,000, and $52,000, respectively, and relate to payments of alternative minimum tax (AMT).

Nine Months Ended September 30, 2007 and 2006

Revenues and Sales

The table below sets forth the components of our revenues and sales for the nine months ended September 30, 2007 compared to the same period in 2006:

	Nine Months Ended September 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Revenues and Sales
Local services	$57,627	$55,964	$(1,663)	-2.9%
Network access services	71,951	77,502	5,551	7.7%
Toll services	16,421	15,860	(561)	-3.4%
Other services and sales	28,243	40,685	12,442	44.1%

Total revenues and sales	$174,242	$190,011	$15,769	9.1%

Local Services. Local services revenues decreased $1.7 million, or 2.9%, for the nine months ended September 30, 2007 as compared to 2006. The decrease was primarily due to access line erosion. From September 30, 2006 to September 30, 2007, total access lines decreased by 9,900 including the loss of 12,500 incumbent local exchange carrier lines, and an increase in lines served by our competitive local exchange carriers of 2,600. The decrease in revenue resulting from the access line erosion was partially offset by local rate increases combined with higher revenue from enhanced calling features due to greater bundled product offering sales.

Network Access Services. Our network access services revenues increased $5.6 million, or 7.7%, for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase was primarily due to $5.8 million of revenue from certain non-recurring network access billing matters with connecting carriers.

Toll Services. Our toll services revenues decreased by $561,000, or 3.4%, for the nine months ended September 30, 2007 as compared to the same period in 2006. The decrease in revenue was due to fewer long distance customers, which decreased by approximately 500, or 0.3% combined with a decrease in the average minutes of use per customer.

Other Services and Sales. Other services and sales revenues increased by $12.4 million, or 44.1%, for the nine months ended September 30, 2007 as compared to the same period in 2006. A significant portion of the revenue increase was due to growth in our CPE and data business, primarily as a result of our acquisition of Baker Communications in August 2006. Additionally, DSL Internet access service revenues increased $4.6 million, or 38.7%, due primarily to customer growth. This increase was partially offset by decreases in dial-up Internet revenue of $1.5 million. We believe the decline in dial-up Internet access service customers was the result of customer migration to broadband products such as our DSL service. Also contributing to the increase was $2.6 million of revenue from the lease of space in our new corporate headquarters facilities to another entity during 2007.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the nine months ended September 30, 2007 compared to the same period in 2006:

	Nine Months Ended September 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$49,233	$57,797	$8,564	17.4%
Selling, general and administrative	27,470	32,129	4,659	17.0%
Depreciation and amortization	35,263	36,518	1,255	3.6%

Total operating costs and expenses	$111,966	$126,444	$14,478	12.9%

Cost of Services and Sales. Cost of services and sales increased $8.6 million, or 17.4%, for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase was principally due to growth of our CPE and data revenue, primarily as a result of our acquisition of Baker Communications in August 2006. Additionally, the operating costs for the newly acquired corporate headquarters facilities contributed to the increase in cost of services and sales.

Selling, General and Administrative. Selling, general and administrative costs increased $4.7 million, or 17.0%, for the nine months ended September 30, 2007 as compared to the same period in 2006. The nine months ended September 30, 2006 reflect the benefit of a $4.2 million gain from the sale of exchanges. The remaining increase was primarily due to our acquisition of Baker Communications in August 2006.

Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 3.6%, for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase was primarily due to depreciation and amortization related to Montezuma Mutual Telephone Company and Baker Communications which were acquired in July 2006 and August 2006, respectively.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the nine months ended September 30, 2007 as compared to the same period in 2006:

	Nine Months Ended September 30,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$527	$752	$225	42.7%
Interest expense	(23,577)	(23,964)	(387)	1.6%
Other, net	(306)	(483)	(177)	57.8%

Total other expense	$(23,356)	$(23,695)	$(339)	1.5%

Interest and Dividend Income. Interest and dividend income increased $225,000, or 42.7%, primarily due to higher dividend income.

Interest Expense. Interest expense increased $387,000, or 1.6%, for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase was due to a higher average balance on the revolving credit facility and higher interest rates on our variable rate debt.

Other, Net. Other, net was a net expense of $483,000 for the nine months ended September 30, 2007 as compared to $306,000 in the same period in 2006.

Income Tax Expense

Income tax expense increased $8.2 million to $16.5 million for the nine months ended September 30, 2007 as compared to the same period in 2006. Income tax expense for the nine months ended September 30, 2006, before adjustments to the deferred tax valuation allowance, was $15.6 million. As a result of reversing the remaining valuation allowance during 2006, income tax expense during the nine month period was reduced by $7.2 million, resulting in a net expense for the period of $8.4 million.

A valuation allowance had been recorded at December 31, 2005 for our deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. We determined that, based upon the evidence available as of June 30, 2006 and as of the end of each period thereafter, the combination of the continued generation of taxable income from operations and reversing temporary differences will more likely than not, be sufficient to utilize the entire deferred tax asset. As such, we determined that no valuation allowance was required for our deferred tax assets, and we reversed the remaining allowance during 2006. During the nine months ended September 30, 2006 and 2007, cash income taxes paid were $654,000, and $494,000, respectively, and relate to payments of alternative minimum tax (AMT).

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements arise primarily from: (i) interest payments related to our credit facilities; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our common stock and (v) potential acquisitions.

The table below reflects the dividends declared or paid by the Company during 2006 and 2007:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 16, 2005	$0.405	December 30, 2005	January 17, 2006
March 17, 2006	$0.405	March 31, 2006	April 17, 2006
June 15, 2006	$0.405	June 30, 2006	July 17, 2006
September 15, 2006	$0.405	September 29, 2006	October 16, 2006
December 15, 2006	$0.405	December 29, 2006	January 16, 2007
March 15, 2007	$0.405	March 30, 2007	April 16, 2007
June 15, 2007	$0.405	June 29, 2007	July 16, 2007
September 14, 2007	$0.405	September 28, 2007	October 15, 2007

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

The dividend policy adopted by our board of directors calls for us to distribute a substantial portion of our cash flow to our shareholders. As a result, we may not have significant cash available to meet any large unanticipated liquidity requirements, other than through available borrowings, if any, under our revolving credit facility. Therefore, we may not have a sufficient amount of cash to finance growth opportunities, including acquisitions, to fund unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition, results of operations and our business could suffer. However, our board of directors may, in its discretion, amend or repeal our dividend policy to decrease the level of dividends provided for under the policy, or to discontinue entirely the payment of dividends.

We have historically funded our operations and capital expenditure requirements primarily with cash from operations and our revolving line of credit. The following table summarizes our short-term liquidity and Adjusted Total Debt, as defined in our credit agreement, as of December 31, 2006 and September 30, 2007:

	As of
	December 31, 2006	September 30, 2007
	(in thousands)
Short-Term Liquidity:
Current assets	$40,115	$33,022
Current liabilities	(81,060)	(55,741)

Net working capital deficit	$(40,945)	$(22,719)

Cash and cash equivalents	$13,613	$4,475
Available on revolving credit facility	$69,000	$92,000
Adjusted Total Debt:
Long-term debt	$477,778	$477,778
Revolving credit facility	31,000	8,000

Total debt	508,778	485,778
Minus:
RTFC Capital Certificates	(7,778)	(7,778)
Cash and cash equivalents	(13,613)	(4,475)

Adjusted Total Debt	$487,387	$473,525

The change in net working capital deficit from December 31, 2006 to September 30, 2007 is primarily due to the cash flow from operations. The reductions in current assets and current liabilities are primarily due to the use of cash and cash equivalents to reduce the balance outstanding on the revolving credit facility.

The following table summarizes our Adjusted EBITDA, as defined in our credit agreement, for the three and nine month periods ended September 30, 2006 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Adjusted EBITDA:
Net income	$8,032	$6,291	$30,546	$23,338
Income tax expense	5,617	4,483	8,374	16,534
Interest expense	7,969	7,987	23,577	23,964
Depreciation and amortization	11,695	12,260	35,263	36,518
Unrealized losses on financial derivatives	204	210	306	483
Non-cash stock-based compensation expense	597	678	1,762	1,951
Extraordinary or unusual (gains) losses	—	—	—	—
Non-cash portion of RTFC Capital Allocation	(33)	(42)	(99)	(241)
Other non-cash losses (gains)	—	—	—	—
Loss (gain) on disposal of assets not in ordinary course	(2,888)	—	(4,180)	—
Transaction costs	—	—	—	—

Adjusted EBITDA	$31,193	$31,867	$95,549	$102,547

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2006 and 2007:

	For the Nine months ended September 30,
Description	2006	2007
	(in thousands)
Net Cash Provided (Used) By
Operating activities	$69,663	$72,820
Investing activities	$(28,354)	$(19,853)
Financing activities	$(62,526)	$(62,105)

Cash Provided by Operating Activities

For the nine months ended September 30, 2006, and 2007, cash provided by operating activities was $69.7 million and $72.8 million, respectively. The increase in cash provided by operating activities is primarily due to the funds received related to the resolution of certain network access disputes.

Cash Used in Investing Activities

The table below sets forth the components of cash used in investing activities for the nine months ended September 30, 2006 and 2007:

	For the Nine months ended September 30,
	2006	2007
	(in thousands)
Network and support assets	$18,264	$15,808
Other	2,135	4,045

Total capital expenditures	20,399	19,853
Business acquisitions, net of cash acquired	18,126	—
Purchase of wireless licenses	3,102	—
Proceeds from sale of exchanges	(13,273)	—

Total	$28,354	$19,853

Capital expenditures in 2007 included approximately $3.4 million incurred to acquire, refurbish and provide network facilities for our new headquarters facility.

In April 2004, our incumbent local exchange carrier entered into a settlement agreement with the Iowa Utilities Board and other parties pursuant to which we are obligated to invest substantially all additional revenues generated by the allowed increase in our rates, except for revenues resulting from inflation adjustments, on capital improvements identified in our network improvement plan. This investment is in addition to our baseline level of network capital expenditures, which was assumed to be $16.0 million per year during the initial period of the plan. The initial period continued until we had spent $38.9 million of cumulative capital expenditures in excess of our assumed baseline investment level, a requirement that was satisfied in 2006. Beginning in 2007, both the baseline and the incremental investment levels will increase or decrease consistent with access line changes and further deregulation. We expect that a minimum annual capital investment of approximately $19 million will satisfy the ongoing commitments in 2007.

We expect that total capital expenditures will be between approximately $25.0 million and $27.0 million in fiscal 2007. We expect to fund these capital expenditures through cash generated by our operations. Our capital expenditures can fluctuate from quarter to quarter, and are impacted to some extent by factors beyond our control, such as customer demand, the level of construction activity in our region, and weather.

Cash Used in Financing Activities

For the nine months ended September 30, 2006 and 2007, net cash used in financing activities was $62.5 million and $62.1 million.

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

In response to the Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks, the FCC

adopted rules on May 31, 2007, requiring incumbent local exchange carriers, competitive local exchange carriers, and wireless carriers to, among other things, maintain emergency back-up power for a minimum of eight hours for cell sites, remote switches, and digital loop carrier system remote terminals that normally are powered from local AC commercial power. Five days prior to the new rules taking effect, the FCC on October 4, 2007, released an order amending some of these new requirements to provide greater compliance flexibility. We do not anticipate incurring significant costs in complying with the FCC’s requirements.

On May 8, 2006, the Company filed with the FCC forbearance and waiver petitions asking it to allow the Company to become eligible to qualify for high-cost support from the non-rural high cost support program of the Universal Service Fund. On August 6, 2007, the FCC issued an order denying our petition for forbearance. The FCC has not yet ruled on our petition for waiver and there is no statutory deadline for issuing a ruling. We cannot predict whether the FCC will deny or approve the waiver petition, and the amount, if any, of high cost support funds that we may receive in the future. Furthermore, because our use of any high cost support program funds that we may receive as a result of our waiver petition would be limited to the provision, maintenance, and upgrading of facilities and services for which the support is intended, we cannot predict the extent to which receipt of such funds would affect our liquidity or earnings.

Long-Term Debt and Revolving Credit Facilities

Credit Facilities

As of September 30, 2007, we had outstanding $477.8 million of senior debt under our term facilities, and had $8.0 million drawn under the $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of September 30, 2007, $8.0 million was outstanding on the revolving credit facility and $92.0 million was available. Borrowings under our revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of September 30, 2007, we had $8.0 million outstanding under LIBOR elections at an average all-in rate of 7.13%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of September 30, 2007, $350.0 million was outstanding under Term Loan B based upon a LIBOR election effective through December 28, 2007, at an all-in rate of 6.95%. We have entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of September 30, 2007, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through March 12, 2008 at an all-in rate of 7.23%.

Term Loan C is a $70.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. The interest rate on Term Loan C was fixed at 6.65% until November 2007. Effective August 1, 2007 we elected a new all-in fixed interest rate of 6.95% through June 2011 on Term Loan C. Upon the expiration of the fixed interest rate period, the term loan will convert to the Rural Telephone Finance Cooperative base variable rate plus 0.85%.

Term Loan D is a $7.8 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. The interest rate on Term Loan D was fixed at 6.65% until November 2007. Effective August 1, 2007 we elected a new all-in fixed interest rate of 6.95% through June 2011 on Term Loan D. Upon the expiration of the fixed interest rate period, the term loan will convert to the Rural Telephone Finance Cooperative variable rate plus 0.85%.

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

The credit facilities are secured by substantially all of our tangible and intangible assets, properties and revenues. The credit facilities are guaranteed by all of our subsidiaries.

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of September 30, 2007, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which with we were in compliance as of September 30, 2007.

Interest Rate Swaps

On August 26, 2005, we amended the interest rate swap arrangements that were originally entered into on November 4, 2004. The amended swap arrangements effectively fixed the interest rate we will pay on $350.0 million of our indebtedness under Term Loan B. The purpose of the swap agreements was to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. As a result of these arrangements, the effective all-in interest rate on $350.0 million of indebtedness under Term Loan B for the period beginning August 31, 2005 and ending November 23, 2011 is 5.865%.

Obligations and Commitments

Our ongoing capital commitments include capital expenditures and debt service requirements. For the nine months ended September 30, 2007, capital expenditures were $19.9 million; see “—Liquidity and Capital Resources—Cash Used in Investing Activities.”

The following table sets forth our contractual obligations as of September 30, 2007, together with cash payments due in each period indicated:

	Payments Due by Period
Obligation	Total	Oct. – Dec. 2007	2008	2009 – 2010	2011 and after
	(dollars in thousands)
Current Debt:
Revolving credit facility(1)	$8,000	$—	$—	$—	$8,000
Long-Term Debt:
Senior debt payments	477,778	—	—	—	477,778
Interest Payments(2)	105,505	6,627	25,933	51,866	21,079
Operating Lease Payments	544	77	230	190	47

Total Contractual Obligations	$591,827	$6,704	$26,163	$52,056	$506,904

(1)	Advances on the line of credit mature in periods within one year. The terms of the line of credit are a component of our senior debt agreement which expires in November 2011.
(2)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.

As of September 30, 2007, no letters of credit were outstanding.

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

Impairment of Long-Lived Assets (Including Property, Plant and Equipment), Goodwill and Identifiable Intangible Assets. We reduce the carrying amounts of long-lived assets to their fair values when the carrying amounts are not recoverable from estimated future cash flows on an undiscounted basis. The impairment test compares the fair value of an intangible asset to its carrying value. We reduce the carrying amounts of goodwill and identifiable intangible assets to their fair values when the fair value of such assets is determined to be less than their carrying amounts. Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the particular asset being tested for impairment, and to select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical operating results, as adjusted to reflect current and anticipated operating conditions. Estimating future cash flows requires significant judgment by us in such areas as future economic conditions, industry specific conditions and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets.

We performed an annual impairment review of goodwill and indefinite lived intangible assets as required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets as of August 31, 2007.

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

As of September 30, 2007, our unused tax net operating loss carry forward was $158.1 million, and will expire between 2021 and 2024. The amount of net operating loss allowable to offset income after a change in ownership is limited under Internal Revenue Code (“IRC”) Section 382. However, IRC Section 338 allows for an increase in this allowance by an additional $762,000, $37.4 million, $26.3 million, $18.7 million, and $17.2 million, for tax periods ending in 2005 through 2009, respectively. The IRC Section 382 limitation of approximately $19.4 million will continue to apply to any remaining unreleased net operating losses after 2009. Additionally, the Company expects continued goodwill amortization at the rate of approximately $40.0 million per year through June 2015.

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

The following table presents the key assumptions used to measure pension and OPEB expense for 2007 and the estimated impact on the continuing pension plan and OPEB expense relative to changes in those assumptions:

	Pension	OPEB
Assumptions
Discount rate	5.75%	5.50%
Expected return on plan assets	7.00%	NA
Healthcare costs trend rate
Current	NA	9.50%
Level in 2012	NA	7.00%

	Increase in expense for the Nine months ended September 30, 2007
	Pension	OPEB
	(in thousands)
Sensitivities
0.25% decrease in discount rate	$14	$1
0.25% decrease in expected return on plan assets	6	NA
1% increase in healthcare costs trend rate	NA	15

During the second quarter of 2007, we amended our postretirement welfare plan. The amendment eliminated medical benefits for certain retirees and reduced benefits for others. Life insurance benefits were eliminated for most retirees covered under the plan. At the time of the plan amendment, approximately 58% of employees covered under the plan chose to opt out of the postretirement welfare plan. The significant change in the number of plan participants required a re-measurement of both the plan assets and benefit obligations. The re-measurement resulted in a one time curtailment gain of $247,000 and reduction in the liability recorded for prior service costs of $5.6 million which will be amortized over 5.31 years as a component of the annual cost.

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

In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF Issue No. 06-11 to have a material impact on its financial position, results of operations or cash flows.

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

Under the terms of our credit facilities as amended, our long-term secured debt facilities will mature in November 2011. Our $400.0 million of indebtedness under Term Loan B, maturing in 2011, bears an annual interest at either (a) LIBOR plus 1.75% or (b) a base rate plus 0.75%. On August 26, 2005, we entered into interest rate swap agreements with nationally recognized counterparties for the purpose of fixing the interest on a portion of these borrowings. Pursuant to the swap agreements, we will pay a fixed rate of interest of 5.865% on a notional $350.0 million of Term Loan B from August 31, 2005 through November 23, 2011.

We pay interest at a fixed rate on all borrowings under Term Loans C and D through June 2011. Thereafter, we expect our interest rates under Term Loans C and D to convert to the Rural Telephone Finance Cooperative variable rate then in effect, as provided in the credit facilities.

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to $50.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $8.0 million of borrowings drawn under the revolving credit facility at September 30, 2007. With respect to our $77.8 million of borrowings under Terms Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from July 2011 through maturity in November 2011. A one percent change in the underlying interest rates for the variable rate debt that was outstanding on September 30, 2007 would have an impact of approximately $580,000 per year on our interest expense while our fixed rates and swaps are in place.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2007 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

During the quarter ended September 30, 2007, the Company reacquired the following number of shares of its common stock from recipients of restricted stock awards under the Company’s 2005 Stock Incentive Plan in order to satisfy tax withholding obligations due upon vesting of such restricted stock (see also Note 5 to Consolidated Financial Statements above):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2007	—	$—	—	—
August 1 to August 31, 2007	11,723	$20.91	—	—
September 1 to September 30, 2007	—	$—	—	—
Total	11,723	$20.91	—	—

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2007	/s/ Alan L. Wells
Alan L. Wells
President, Chief Executive Officer and Chairman of the Board

November 7, 2007	/s/ Craig A. Knock
Craig A. Knock
Vice President,
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

IOWA TELECOMMUNICATIONS SERVICES, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2007

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