Form 10-K
period 2007-12-31
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2008-02-29
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

115 S. Second Avenue West

Newton, IA 50208

(Former address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act.

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2007, was approximately $713,601,395 computed upon the basis of the closing sales price of those shares on the New York Stock Exchange on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded.

There were 31,823,690 shares of Common Stock, $0.01 par value, outstanding as of February 12, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the Registrant’s 2008 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

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

General Information

We maintain a website at www.iowatelecom.com to provide information to the general public and our shareholders about our products and services, along with general information about Iowa Telecommunications Services, Inc. (“Iowa Telecom”) and its management, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other reports filed with the Securities and Exchange Commission, (“SEC”), can be obtained, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC from our investor relations department by calling (641) 787-2089, through an e-mail request from our website at www.iowatelecom.com, through our website by clicking the direct link from our “Investor Relations” page on our website or directly from the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. Any material changes made to our Code of Business Conduct and Ethics or any waivers granted to any of our directors or executive officers will be publicly disclosed by filing a current report on Form 8-K within four business days of such material change or waiver. There were no material changes to the code or waivers granted during 2007. Our Board of Directors also has adopted Corporate Governance Guidelines and written charters for its Audit, Compensation, and Nominating and Governance committees that comply with the rules of the New York Stock Exchange. Copies of the Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters of the Audit, Compensation, and Nominating and Governance committees are available on our website at www.iowatelecom.com. In addition, these documents are available upon request by contacting our investor relations department at (641) 787-2089 or through an e-mail request from our website at www.iowatelecom.com.

This Annual Report on Form 10-K includes the certifications required of our chief executive officer and our chief financial officer by Section 302 of the Sarbanes-Oxley Act. In addition, the annual certification of the chief executive officer regarding compliance by the company with the corporate governance listing standards of the New York Stock Exchange was submitted without qualification following the 2007 annual meeting of shareholders.

PART I.

ITEM 1. Business

Company Overview

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa. We are the second largest local exchange carrier in Iowa. We currently operate 288 telephone exchanges serving 417 communities as the incumbent or “historical” local exchange carrier and are currently the sole telecommunications company providing wireline services in approximately 68% of these communities. Together with our competitive local exchange carrier subsidiaries, we provide services to approximately 240,700 access lines in Iowa.

Our core business is the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 69% of our total revenues for the year ended December 31, 2007, we provide long distance service, dial-up and DSL Internet access and other communications services. Our strong incumbent market position gives us a platform to cross-sell these additional services to our customers. As part of our strategy of pursuing growth beyond our current service area, we compete for customers in mostly adjacent markets in Iowa through our competitive local exchange carrier subsidiaries, Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Together, ITC and IT Communications are referred to as the “CLEC” or our “CLEC Operations”.

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

We are the largest provider of wireline telecommunications services to rural communities in Iowa. We are the sole telecommunications company currently providing wireline services in approximately 68% of the communities where we are the incumbent carrier. Our incumbent market position has allowed us to pursue increased revenues per access line by cross-selling additional services to existing subscribers, including offering integrated packages, or bundles, of local, long distance and Internet service on a single monthly customer bill. Since the GTE Midwest Incorporated acquisition, we have expanded our toll, or long distance, services and have introduced dial-up and DSL Internet access as profitable new businesses.

Virtually all of our services are offered in an area that is 20,000 square miles in size, and each of our switching centers is within 30 miles of another of our switching centers. Over 99% of the customers we serve are located in rural communities in the state of Iowa.

On February 7, 2008, the Company announced a definitive agreement to acquire Bishop Communications Corporation (“Bishop Communications”) for a total purchase price of $43.9 million, subject to certain future adjustments and regulatory approvals. Bishop Communications is a privately held holding company headquartered in Annandale, Minnesota whose subsidiaries provide a full array of regulated and non-regulated advanced telecommunications services to business and residential customers. As of December 31, 2007, Bishop

Communications served 12,000 ILEC access lines, 5,100 CLEC lines, 4,300 data customers and 3,600 video customers, primarily in communities and rural areas covering 378 square miles located in central Minnesota.

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

•

Prudent Expansion of Our Service Area Through our Competitive Local Exchange Carrier Subsidiaries. We intend to leverage our strong local presence, superior customer service and economies of scale to pursue customers in markets in close proximity to our rural local exchange carrier markets through our competitive local exchange carrier subsidiaries, ITC and IT Communications. We plan to continue this strategy by seeking growth opportunities on a low-cost, selective basis, focusing primarily on business customers.

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

Products, Services and Revenue Sources

We provide wireline local exchange telecommunications services as the incumbent local exchange carrier to residential and business customers in 417 communities throughout Iowa. Our CLEC is certified to provide service in all areas served by Qwest in Iowa. Approximately 72% of our access lines serve residential customers and 28% serve business customers. We generate revenues by providing our customers:

•	local services, which include basic local telephone service and enhanced local services like voice mail, caller ID and call forwarding;

•

network access services to interexchange carriers for the origination and termination of interstate and intrastate long distance phone calls on our network and special access services to carriers and others;

•	toll (also known as long distance) services;

•	data and internet services, including dial-up and DSL Internet access service and other enhanced data services; and

•	other services and sales, including satellite video, the sale, installation and maintenance of customer premise voice and data equipment, inside line care and the leasing of office space.

We complement our basic local telephone services by actively marketing products under the Iowa Telecom brand. We believe that our ability to cross-sell to our customer base in this way is bolstered by the fact that we are currently the sole local wireline telecommunications provider in approximately 68% of the communities we serve as the incumbent carrier. The following table shows our revenues and sales for each of the years ended December 31, 2005, 2006 and 2007 by category of service:

	Year Ended December 31,
	2005		2006		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Local services	$75,581	33%	$76,428	33%	$73,918	29%
Network access services	101,227	44%	96,217	41%	100,636	40%
Toll services	23,813	10%	21,804	9%	21,213	9%
Data and internet services	20,980	9%	25,016	11%	29,512	12%
Other services and sales	10,039	4%	14,620	6%	26,122	10%

Total revenues and sales	$231,640	100%	$234,085	100%	$251,401	100%

Local Services

Basic local services enable end use customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. The maximum amount that we may charge for basic local service for residential and single line business customers is determined by the Iowa price regulation plan under which we operate. We also provide Extended Area Services, a mandatory expanded calling service to select nearby communities charged at a flat monthly rate, which is also considered a basic monthly service.

In addition to subscribing to basic local telephone services, our customers may choose from a variety of enhanced or non-basic communications services which are also classified as local services. These include call waiting, call forwarding, caller ID, voice mail and three-way calling, and are billed on the customer’s monthly bill for basic local service. Offering such services to local customers through bundled service packages is an important part of our strategy to increase average revenue per subscriber.

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

The rates for our network access revenues are determined under two jurisdictions. We generate intrastate access revenues for providing either switched or special access services when a long distance call is placed or received by a customer in one of our exchanges, to or from another party located in Iowa. The toll carrier pays us an intrastate access charge, the level of which is regulated and approved by the Iowa Utilities Board. We generate interstate access revenues for providing either switched or special access services when a long distance call is originated or terminated by a customer calling from one state to a customer in another state and one of the parties is a local service customer of ours. We bill interstate access charges in the same manner as we bill intrastate access charges. Interstate access charges are regulated and approved by the FCC.

Additionally, we bill subscriber line charges (“SLC’s”) to substantially all of our end user customers for access to the public switched network. The monthly subscriber line charges are regulated and approved by the FCC.

We bill wireless and landline carriers for use of our transit services and for transport and termination services unrelated to intrastate or interstate access service. These charges are governed by interconnection agreements with the wireless or landline carriers.

Toll Services

We began offering toll, or long distance, services in July 2000 through sales to our established customer base. We have leveraged our customer relationships and single billing approach to increase our penetration for toll service with minimal need for additional capital expenditures. The following table shows our number of toll service subscribers as of the date shown:

	Subscribers as of December 31,
	2005	2006	2007
Subscribers	142,800	146,600	143,600
Penetration rate(1)	55%	58%	60%

(1)	Penetration rate is computed by dividing the subscribers of our toll services by the total access lines served at the end of the period.

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

Data and Internet Services

Data and Internet Services consists largely of revenues generated by our dial-up and DSL Internet access services as well as for providing enhanced data solutions to customers. We began offering dial-up internet access service in 2000, and DSL Internet access service in a few markets in late 2001. We currently have DSL equipment installed in all of our 288 incumbent exchanges. We estimate that we are currently capable of providing DSL Internet access service to approximately 78% of our access lines. Approximately 35% of our access line customers subscribe to our dial-up or DSL Internet service. The following table shows our number of dial-up and DSL Internet access service subscribers as of the dates shown.

	Subscribers as of December 31,
Service	2005	2006	2007
Dial-up Internet	41,700	31,500	22,500
DSL	31,200	50,000	62,800

Total	72,900	81,500	85,300
Penetration rate(1)	28%	32%	35%

(1)	Penetration rate is computed by dividing the total of our dial-up and DSL internet access subscribers by the total access lines served at the end of the period.

Other Services and Sales

Other services and sales consists largely of revenues generated by the sale, installation and maintenance of the customer premise voice and data equipment, satellite video, inside line care and leasing of office space.

Competitive Local Exchange Carrier Services

We currently provide competitive local exchange carrier services through our wholly-owned subsidiaries, ITC and IT Communications. The CLEC currently offers a broad range of traditional and enhanced wireline communications services to business and residential customers. Between ITC and IT Communications, the CLEC is certified in all markets served by Qwest in Iowa. As of December 31, 2007, the CLEC served approximately 26,400 total access lines. We view our competitive local exchange carrier business as a cost-effective way to leverage our Iowa Telecom brand and corporate infrastructure into markets in close proximity to those served by our incumbent local exchange carrier operations. Our primary strategy has been to target contiguous markets that historically have been underserved and subject to minimal competition. In these markets, we can compete cost effectively through our interconnection agreements with the incumbent provider, pursuant to which we may lease lines on a “wholesale” basis.

We have historically entered selected exchanges by utilizing a low-risk unbundled network element platform. This entry strategy permitted us to use the incumbent carrier’s existing loop and switches and thus required minimal upfront capital investment on our part. Although the FCC has revised the rules that govern the availability of the unbundled network element platform, we believe we can continue to profitably provide competitive local exchange services as a result of a contractual arrangement entered into in with the incumbent provider for switching services and leased lines. Our current contracted rates, which include volume discounts are effective until December 2008, range from $15.40 to $32.45 per line per month. Our agreement with Qwest expires in 2011. We intend to consider installing owned communications equipment in a community only after we have achieved sufficient scale and we believe such investment can be cost effective. ITC began operations in February 2002 and IT Communications began operations in January 2006. As of December 31, 2007, the CLEC served approximately 12,000 business and 14,400 residential access lines and currently accounts for 11% of Iowa Telecom’s total access lines. The cost to expand our competitive local exchange carrier operations is predominantly comprised of variable expenses such as marketing and sales expenses, which allows us to more readily control the level of cash flow required to support expansion of this business and provides the opportunity to lower spending levels if necessary. In 2008, we plan to maintain this limited investment approach as we continue to grow our competitive local exchange carrier business, focusing primarily on business customers.

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

We also offer local telephone services in bundled packages including long distance, enhanced local services, dial-up and DSL Internet access services and video services. We believe bundled services are popular with customers because they permit the purchase of a number of services at a discount to the pricing that would be available on an individual service basis. We intend to continue to expand this marketing strategy, which we expect will increase average revenue per access line. We also believe that integrated packages of quality services result in a more loyal and satisfied customer base, thereby reducing subscriber turnover.

Competition

Local Service. We currently face competition from other providers of local services in approximately 133 of the 417 communities our incumbent local exchange carrier serves. Of these 133 communities, we believe 108 communities have some voice service offered by Mediacom’s telephony affiliate, MCC Telephony of Iowa, Inc. (“MCC”), which initiated service in these markets during the second quarter of 2007. Additionally, we believe that in approximately 34 of these communities, independent local exchange carriers operating in mostly adjacent exchanges and municipal utilities have constructed networks to provide competitive local exchange carrier services to customers in our exchanges. In other communities, competitive local exchange carriers are reselling our services or using their own facilities in combination with ours to provide telecommunications services.

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

Wireless and Emerging Technology Competition. We estimate that wireless service providers served approximately 2.01 million subscribers in Iowa as of December 2006, based on the most recent FCC data available. We expect that wireless providers will continue to provide services that compete with ours. Technological developments in cellular telephone features, personal communications services, telephone services over cable television systems, satellite, voice over Internet protocol, high-speed fiber optic networks and other technologies will continue to provide our customers with alternatives to the traditional local telephone services we provide.

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

Our Competitive Local Exchange Carrier Subsidiaries. We have two competitive local exchange carrier subsidiaries—ITC and IT Communications. The CLEC is authorized to provide services in all of Qwest’s Iowa exchanges and generally offers the same local exchange services as those offered by Qwest. It also provides DSL Internet access service in all exchanges in which it operates, using either Qwest’s wholesale service or owned facilities.

Long Distance. We face significant competition in the long distance market. The FCC lists approximately 500 interexchange (toll) carriers in Iowa, a substantial number of which are, or are affiliated with, providers of local exchange services in Iowa. AT&T, Sprint, and Verizon Business currently are the other major long distance providers in our service territory. We believe that wireless service also competes with the traditional wireline long distance service that we provide. Although the long distance market is competitive, we believe we are in a good position relative to our competitors given our local presence, strong brand and ability to offer both long distance and local services in a single bill. Approximately 60% of our local access lines also subscribe to one of our long distance services.

Dial-up and DSL Internet Access. In many markets we face competition from other dial-up and broadband Internet access service providers. Many dial-up competitors are neighboring incumbent local exchange carriers, small proprietors with service in only a few communities or, in some circumstances near larger Iowa communities, national providers such as America Online and the Microsoft Network. In some of our markets, broadband competition exists from cable television providers (principally Mediacom), wireless broadband providers using non-licensed spectrum and competitive local exchange carriers that either have their own facilities or have collocated DSL equipment in our central offices. We believe our ability to sell dial-up or broadband services on a bundled basis with local and long distance service enhances our competitive position for continued growth in sales of Internet access service.

Customers

Our incumbent local exchange carriers currently operate 288 local telephone exchanges in 417 rural Iowa communities. Our business is largely concentrated in the eastern and southern portions of Iowa. According to the 2000 U.S. Census, our service area includes four communities with a population over 9,000; ten communities with a population between 5,001 and 9,000; 25 communities with a population between 2,000 and 5,000; and 378 communities with a population under 2,000. The largest five communities in our service area in Iowa are (2000 population figures in parentheses): Newton (15,579); Pella (9,832); Fairfield (9,509); Grinnell (9,105); and Mount Pleasant (8,751). These five communities represent approximately 14% of the access lines we serve.

Approximately 74% of our incumbent local exchange carrier access lines serve residential customers. We also provide services to several large businesses in our service area, including, Pella Corporation and Vermeer Manufacturing Company, both headquartered in Pella. In addition, Grinnell and Pella are each home to four-year universities, namely Grinnell College and Central College. No single local service customer represented more than 5% of our revenues from 2005 to 2007.

As a competitive local exchange carrier, we are authorized to provide services in all Iowa local telephone exchanges served by Qwest. Approximately 55% of the access lines in our competitive local exchange carrier markets serve residential customers and approximately 45% serve business customers.

Network access charges historically have been one of our largest sources of revenues. During 2005 and 2006, the Company had one carrier customer that represented approximately 12% and 11% of total revenue and sales, respectively. During 2007, the Company did not have any access carrier customer that represented more than 10% of total revenue and sales.

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

The network facility upgrades we have completed since the GTE Midwest Incorporated acquisition in June 2000 include the following:

•	We have deployed DSL Internet access service to all 288 exchanges. We believe approximately 78% of our access lines are now DSL eligible.

•	We have built a data network to support our dial-up and DSL Internet access services customers.

•

We have migrated most of the interexchange communications traffic originating from or terminating to our switches onto our own network facilities, reducing costs paid to third parties and increasing our network access charge revenues.

•

We have reduced the number of access lines utilizing analog carrier technology from approximately 4,600 to approximately 776. Analog carrier lines are not fully compatible with advanced telephone services such as high-speed Internet.

•	We have deployed voice-mail services to additional exchanges and are now able to offer voice-mail services to 281 exchanges.

•	We have entered into a long term lease to acquire fiber transport facilities between Chicago and Omaha, utilizing facilities which cross the state of Iowa.

•	We have deployed local Number Portability capabilities in each of our exchanges.

The additional revenues made available by the settlement of our rate proceeding in April 2004 have helped fund our network improvement plans and allowed us to accelerate the rate at which we deployed DSL and other broadband services, replaced analog carrier technology, upgraded switching platforms, installed fiber, and otherwise supported and deployed new voice and data services. Such expenditures are governed by network improvement plans that we must file with the Iowa Utilities Board, the most recent of which became effective January 13, 2008 and concludes on June 30, 2008 unless otherwise extended. The extent to which we must file further network improvement plans depends on whether single-line flat-rated business and residential service rates remain regulated past June 30, 2008 (See Regulation—State Regulation—Incumbent Local Exchange Carrier).

Employees

We employ approximately 642 full-time employees, of which 634 are based in Iowa and 8 are based in Nebraska. A total of approximately 330 employees are located at our headquarters in Newton, Iowa.

We have a collective bargaining agreement with the Communications Workers of America, or CWA, which covers 181 of our employees and expires in May 2012. We also have a collective bargaining agreement with the International Brotherhood of Electrical Workers, or IBEW, which covers 22 of our employees and expires in June 2009. There have been no work stoppages or strikes by our IBEW or CWA employees in the past 10 years, and we consider our labor relations to be good.

Intellectual Property

We believe we have the trademarks, trade names and licenses that are necessary for the operation of our business. The Iowa Telecom logo is a registered trademark in the United States. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

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

Overview

We are subject to federal, state and local government regulation. We hold various authorizations for our service offerings. At the federal level, the FCC has jurisdiction over common carriers, such as us, to the extent that their facilities are used to originate, terminate or provide interstate and international telecommunications services. The Iowa Utilities Board exercises jurisdiction over our intrastate telecommunications services within Iowa. The Missouri Public Service Commission exercises similar jurisdiction over the intrastate telecommunications services we provide to a small number of customers in Missouri. In addition, under the Telecommunications Act of 1996, or “the Telecom Act,” federal and state regulators share responsibility for regulating such matters as interconnection between carriers. Municipalities and other local government agencies regulate certain aspects of our business, such as our use of public rights-of-way, and by requiring that we obtain construction permits and comply with building codes.

The following description discusses some of the major telecommunications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may influence our business. When we refer to “our incumbent local exchange carrier,” we mean Iowa Telecommunications Services, Inc., and when we refer to “our independent local exchange carrier,” we mean our incumbent local exchange carrier operations other than those of Iowa Telecommunications Services, Inc. such as Montezuma Mutual Telephone Company which is a subsidiary of Iowa Telecommunication Services Inc. When we refer to “our competitive local exchange carriers,” we mean our Iowa Telecom Communications, Inc. and IT Communications, LLC subsidiaries.

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

Our incumbent local exchange carrier files tariffs for its interstate access charges with the FCC annually. Our 2007 filing became effective on June 30, 2007 without objection.

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

Our competitive local exchange carriers also charge for interstate access in accordance with FCC requirements. These rules allow ITC to set its rates at the current National Exchange Carrier Association rates for switched access. IT Communications, by the nature of the larger markets it serves, is required to mirror the interstate access rates of the ILEC with which it competes (Qwest).

In April 2001, the FCC released a Notice of Proposed Rulemaking to determine whether to adopt a unified regime that would apply to all of these intercarrier compensation arrangements; such a regime could be a successor to the five-year transitional access charge system established by the CALLS Order, as well as the rules applicable to non-price-cap ILECs (such as our independent incumbent local exchange carrier—see Regulation of Our Independent Incumbent Local Exchange Carrier) and by competitive local exchange carriers (such as ITC and IT Communications).

We are currently a party to one of the major industry intercarrier compensation reform proposals under consideration by the FCC—the proposal known as the Missoula Plan, filed with the FCC on July 24, 2006. The FCC received comments on the Missoula Plan in December 2006 and February 2007. The outcome of the FCC’s proceedings is uncertain, but it could result in significant changes to the way in which we receive compensation from other carriers and our end users. At this time, we cannot predict whether the FCC or Congress will change the current system and, if so, whether and to what extent any changes will affect our incumbent local exchange carriers’ or our competitive local exchange carriers’ access charge revenues and other reciprocal compensation receipts and payments.

The Telecommunications Act of 1996. The Telecom Act, which amended the Communications Act, changed the regulatory and competitive landscape in which we operate. The most important of these changes are: removing most legal barriers to market entry into local telephone services; requiring that incumbent local exchange carriers, such as our incumbent local exchange carrier, interconnect with competitors and offer unbundled network elements; establishing procedures for the Regional Bell Operating Companies to provide long distance services within their home regions; and creating greater opportunities for competitive providers, such as our competitive local exchange carriers, to compete with other incumbent local exchange carriers. These changes are discussed below:

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

The Telecom Act affords small local exchange carriers (those with less than two percent of the nation’s access lines) the opportunity to petition the state regulatory agency for suspension or modification of any of the requirements imposed on local exchange carriers. In March 2004, we filed with the Iowa Utilities Board a request for permission to delay implementation of thousand block number pooling in certain switch locations. On September 17, 2004, the Iowa Utilities Board extended the deadline for Iowa Telecom to complete its implementation of thousand block number pooling to May 2008. We believe we are otherwise in compliance with all other interconnection requirements of the Telecom Act.

As of December 31, 2007, our incumbent local exchange carrier had interconnection agreements with 37 of the competitive local exchange carriers authorized to offer local service in our service area, and 12 active interconnection agreements in force with wireless carriers. We are currently negotiating one additional interconnection agreement with a wireless carrier.

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

Under the FCC’s current unbundled network element rules, which became effective March 11, 2005, an incumbent local exchange carrier’s obligation to provide access to high capacity loops and dark fiber is eliminated immediately, and the obligation to provide access to unbundled switching and, by implication, to the unbundled network element platform was phased-out. The new rules, however, will continue to impose an obligation to provide unbundled access to DS-1 loops and certain forms of dedicated transport. These rules are currently subject to appeal. We are unable to predict what impact, if any, such proceedings may have on our incumbent local exchange carrier or on our competitive local exchange carriers.

In light of the phase-out of incumbent local exchange carrier obligations to provide access to the unbundled network element platform, we entered into arrangements with Qwest in which our CLECs have continuing access to an equivalent Qwest product for current and new customers regardless of future FCC or judicial action regarding the availability of unbundled network elements. However, the rates we must pay under the agreements are somewhat higher than before we entered into the agreements. The agreements with Qwest expire in 2011.

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

The CALLS Order also provided for a phase-out of implicit universal service support mechanisms (which had, in part, relied on setting rates for interstate access above cost), to be replaced with more explicit subsidy mechanisms. The CALLS Order created an Interstate Access Support fund as part of the Universal Service Fund to accomplish this objective. For 2007, our incumbent local exchange carrier received approximately $4.7 million in universal service support from this portion of the fund.

Our competitive local exchange carriers are certified to offer service in all Iowa exchanges served by Qwest and have been certified as eligible telecommunications carriers in all such areas by the Iowa Utilities Board. ITC receives no high-cost or Interstate Access Support for the Qwest markets it has entered because Qwest currently receives no high cost support and only nominal Interstate Switched Access Support for the exchanges served by ITC. Qwest receives no high cost support and no Interstate Switched Access Support for the exchanges served by IT Communications, and therefore IT Communications receives no universal service support.

Our incumbent local exchange carrier and competitive local exchange carriers are required to make contributions to the federal universal service program based on methodologies and procedures established by the FCC. Contributions to the federal universal service fund are based on revenues from interstate and international services. In accordance with FCC rules, we recover our contributions from our customers through a surcharge on interstate and international revenues. The surcharge is adjusted each quarter and has increased in recent quarters. In 2007, our incumbent local exchange carrier and competitive local exchange carriers collected and contributed to the universal service fund approximately $2.4 million and $175,000, respectively. While suspensions of some universal service fund payments to schools and libraries pursuant to the Federal Anti-Deficiency Act in the Fall of 2004 were thought by industry experts to foreshadow potential related delays or suspensions of payments from other support programs administered by the Universal Service Administrative Company, perhaps including Interstate Access Support payments received by our incumbent local exchange carrier, Congress has prevented any suspensions of such payments through at least December 31, 2008. We cannot predict whether and for how long Interstate Access Support payments might be delayed or suspended or how actions to address this problem may affect us.

In 2000, the FCC implemented new rules requiring the high cost universal service support received by non-rural telephone companies to be based on forward-looking costs. In May 2001, the FCC adopted a proposal from the Rural Task Force to reform universal service support for rural areas. Although the rules adopted in response to the Rural Task Force proposal were to expire July 1, 2006, no replacement rules have been established, leaving the current regime temporarily in place. Under the currently-effective rules, eligible rural carriers will continue to receive support based on a modified embedded cost mechanism. The FCC has indicated that, upon replacement of the rules adopted in response to the Rural Task Force proposal, it will develop a comprehensive plan for high-cost support mechanisms for rural and non-rural carriers, which may rely on forward-looking cost estimates. On January 29, 2008 the FCC sought comment on several proposals for reforming how high-cost support is distributed. We do not expect the FCC to act on the broader aspects of these proposals until at least the fourth quarter of 2008. We cannot predict the timing of any FCC action or its effect on us.

Internet. We provide Internet access services as an Internet service provider (“ISP”). Historically, the FCC has regulated wireline carrier provision of broadband Internet service as comprising two components—a “telecommunications” component representing the transmission function that is subject to common carrier regulation, including contributing to the Universal Service Fund, and an “information service” component, which is not regulated (either with respect to price or the terms and conditions of service). The FCC concluded in an order effective November 16, 2005 that wireline carrier provision of broadband Internet access service comprises only “information service” and does not include a regulated telecommunications component. Therefore, pursuant to a regulatory election by our incumbent local exchange carrier, effective November 16, 2005, all portions of our DSL service are now deregulated and detariffed, which provides us with enhanced pricing flexibility. We cannot predict the outcome or the effect of FCC or judicial decisions on our ISP, incumbent local exchange carrier or competitive local exchange carrier businesses. Our ISP business is, and may become, subject to a variety of other legal requirements relating to privacy, copyrights, the conveyance of obscenity, indecent speech, unsolicited electronic messages and taxation.

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

Customer Information. Companies such as our incumbent local exchange carrier and competitive local exchange carriers are subject to statutory and regulatory limitations on the use of customer information we acquire by virtue of providing telecommunications services, including information related to the quantity, technical configuration, type, destination and amount of a customer’s use of services. Under these rules, we may not use such information acquired through one of our service offerings to market other service offerings without the approval of the affected customers. New FCC rules requiring carriers to take additional measures to protect customer data became effective on December 6, 2007. We believe that we are in compliance with these obligations, which may affect our incumbent local exchange carrier’s ability to market some services to our customers.

Communications Assistance for Law Enforcement Act. Under the Communications Assistance for Law Enforcement Act (“CALEA”) and related federal statutes, we are required to provide law enforcement officials with call content and call identifying information under a valid electronic surveillance warrant and to reserve a sufficient number of circuits for use by law enforcement officials in executing court-authorized electronic surveillance. We believe we are in compliance with the laws and regulations, including those relating to broadband service with which we have been required to comply since May 14, 2007. We cannot predict whether and when the FCC might modify such regulations or any other rules, or what compliance with new rules might cost.

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

Emergency Back-up Power. In response to the Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks, the FCC adopted rules on May 31, 2007, requiring incumbent local exchange carriers, competitive local exchange carriers, and wireless carriers to, among other things, maintain emergency back-up power for a minimum of eight hours for cell sites, remote switches, and digital loop carrier system remote terminals that normally are powered from local AC commercial power. Five days prior to the new rules taking effect, the FCC on October 4, 2007, released an order amending some of these new requirements to provide greater compliance flexibility. We do not anticipate incurring significant costs in complying with the FCC’s requirements.

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

Regulation Applicable to our Advanced Wireless Service Licenses

We currently hold 15 FCC Advanced Wireless Services licenses in Iowa. Our ownership of these licenses subjects us to FCC regulation of the wireless services we may choose to provide and the technical operating characteristics of the network equipment we may utilize. In addition, our right to renew these licenses depends on our compliance with build-out requirements promulgated by the FCC. We cannot predict changes that may occur in the FCC’s regulation of our Advanced Wireless Services licenses, the network we may build or the services we may provide over the period of time we may hold the licenses.

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

In 2004 we discovered that groundwater near the underground diesel fuel storage tank located at our Mount Pleasant, Iowa facility contained levels of Total Extractable Hydrocarbons (“TEH”) for diesel and waste oil that exceeded the Tier 1 target levels established by the Iowa Department of Natural Resources. Subsequent testing has confirmed the presence of diesel and waste oil TEH and also revealed the presence of free diesel product. As a result of a Tier 2 evaluation and free product assessment, the site has been assigned a “No Action Required” classification by the Iowa Department of Natural Resources, and inspection for the presence or absence of free product is no longer required. We do not believe that any expense relating to the Mount Pleasant underground storage tank will result in a material adverse effect on our financial condition.

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

The jurisdiction of the Iowa Utilities Board over our local retail rates changed dramatically as a result of state deregulatory legislation that became effective on July 1, 2005. Pursuant to this legislation, each telephone utility then subject to rate regulation, such as Iowa Telecom, was permitted to elect to deregulate its charges for all of its retail business and residential local exchange services except single line flat-rated residential and business service and Extended Area Services, which will remain rate regulated until at least June 30, 2008. We exercised this option effective July 1, 2005. For services that remain rate-regulated, monthly rates may be adjusted annually by one dollar for residential lines and two dollars for business lines, plus an inflation increment, up to a monthly rate cap of $19.00 for residential lines and $38.00 for business lines. Pursuant to a January 25, 2007 interpretation by the Iowa Utilities Board, the $19.00 and $38.00 limits are inclusive of any incremental inflationary adjustments and, therefore, once met, do not permit further inflationary adjustments. Upon request by a utility, however, rates may be modified by the Iowa Utilities Board to reflect exogenous factors beyond the control of the utility. These rates do not include charges for Extended Area Services, which, to the extent that it is offered in conjunction with single line flat-rate service, remains regulated by the Iowa Utilities Board. Single line flat-rated business and residential service and EAS will also be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. On February 11, 2008, the Iowa Utilities Board opened a proceeding to consider whether to extend such regulation. If the Iowa Utilities Board decides to continue price regulation to 2010, both residential and business monthly rates may be increased up to two dollars during each twelve-month period of the extension and the overall rate caps of $19.00 and $38.00 will be eliminated. We cannot predict the outcome of the pending Iowa Utilities Board proceeding regarding single line flat-rated service rate regulation.

Pursuant to Iowa Telecom’s election, all retail offerings other than single line flat-rate residential and business service (and associated Extended Area Services), such as calling features, second residential lines, Centrex, and bundled packages, were deregulated effective July 1, 2005.

The rates, terms and conditions governing our local incumbent exchange carrier’s provision of intrastate switched access service, which is not a local retail service, continue to be regulated by the Iowa Utilities Board in the same manner as was the case prior to July 1, 2005. That is, intrastate switched access service is provided subject to a statutory price regulation plan that applied to the GTE Midwest Incorporated exchanges at the time we acquired them on June 30, 2000. Under the terms of the price regulation plan, intrastate switched access service is provided pursuant to a tariff approved by the Iowa Utilities Board containing rates described in the statute that authorized GTE Midwest Incorporated to elect price regulation. In accordance with the price regulation statute, our local incumbent exchange carrier may not increase its intrastate switched access service rates and cannot be required to decrease them.

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

Competitive Local Exchange Carriers. We have two competitive local exchange carrier subsidiaries—ITC and IT Communications. The CLEC offers services in all of Qwest’s Iowa exchanges and generally offers the same local exchange services as those offered by Qwest, using unbundled network facilities provided by Qwest pursuant to our agreement with them, and provides DSL Internet access service in all the exchanges in which it operates, using either Qwest’s wholesale service or owned facilities. IT Communications began operations in January 2006. IT Communications operates similarly to ITC, but is focused on larger markets in Iowa. The Iowa Utilities Board does not have jurisdiction over the rates for local basic communications service of our competitive local exchange carriers, but our competitive local exchange carriers do file tariffs regarding the terms and conditions for such service with the Iowa Utilities Board.

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

Independent Incumbent Local Exchange Carrier. As a provider of fewer than 15,000 access lines, our independent incumbent local exchange carrier, Montezuma Telephone, is not subject to the retail and access rate regulation of the Iowa Utilities Board, although it is subject to the Board’s complaint jurisdiction. Neither Montezuma Telephone’s mobile wireless nor cable television service is subject to state rate regulation. Montezuma Telephone provides cable television service pursuant to franchise agreements with the cities of Barnes City, Deep River and Montezuma which include certain operational requirements.

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

Our board of directors adopted a dividend policy, effective upon closing of our initial public offering in November 2004, which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our shareholders. As a result, we may not retain a sufficient amount of cash to finance a material expansion of our business, or to fund our operations consistent with past levels of funding in the event of a significant business downturn. In addition, because a significant portion of cash available to pay dividends will be distributed to holders of our common stock under our dividend policy, our ability to pursue any material expansion of our business, through acquisitions or increased capital spending, will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at all, or at an acceptable cost.

Our equity owners may not receive any dividends.

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

Covenants in our credit facilities impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:

•	the incurrence of additional indebtedness and the issuance of preferred stock and certain redeemable capital stock;

•	the payment of dividends on, and purchase or redemption of, capital stock;

•	a number of other restricted payments, including investments and acquisitions;

•	specified sales of assets;

•	specified transactions with affiliates;

•	the creation of liens on our assets;

•	consolidations, mergers and transfers of all or substantially all of our assets;

•	our ability to change the nature of our business; and

•	our ability to make capital expenditures.

These restrictions could limit our ability to obtain future financing, make acquisitions or fund capital expenditures, withstand downturns in our business or take advantage of business opportunities. Furthermore, the credit facilities also require us to maintain specified total leverage and fixed charge coverage ratios and to satisfy specified financial condition tests, and may require us to make annual mandatory prepayments with a portion of our available cash. See “Long-Term Debt and Revolving Credit Facilities” in Item 7 of this report. Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

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

Members of our management and other employees hold fully vested options to purchase a total of 677,579 shares of our common stock as of December 31, 2007, all of which have been registered under the Securities Act of 1933 and may be exercised and sold at any time.

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

Factors requiring us to pay cash taxes in future periods, may affect our ability to pay dividends.

We currently are able to take deductions of approximately $40.0 million from taxable income associated with the amortization of intangibles through June 2015. In addition, as of December 31, 2007, we have net operating losses to offset taxable income of $159.8 million which will expire in 2021 through 2024. Consequently, in the future we may be required to pay cash income taxes because all of our net operating losses have been used or have expired, or because our intangible assets have been fully amortized. Any of the foregoing would have the effect of increasing our taxable income and potentially reducing our after-tax cash flow available for payment of dividends in future periods, and may require us to reduce dividend payments on our common stock in such future periods.

Risks Relating to Our Business and Industry

Competition in the telecommunications industry could result in access line losses or reduce our customer base, possibly requiring that we lower our rates, increase marketing expenditures, invest in new technologies or capabilities or use discounting and promotional campaigns that adversely affect our margins.

We face actual or potential competition from other telecommunications service providers, including wireless service providers, who have entered and may continue to enter our service areas. Such competition has resulted in access line losses. In general, when we lose a customer to a competitor for local service we also lose that customer for all related services, such as long distance and Internet service, and may also lose the access charge revenues for that customer. We have interconnection agreements with 37 of the competitive local exchange carriers authorized to offer local service in our service area, of which four are authorized to provide service statewide and 33 are authorized to provide service only in specific exchanges or regions.

Six of the 37 competitive local exchange carriers are municipal telephone utilities and other communities we serve may in the future evaluate the establishment of a municipal telephone utility. We cannot predict the likelihood of further competition from municipal telecommunications utilities on our business.

MCC Telephony of Iowa, Inc. (Mediacom’s telephony affiliate) is offering voice services through a business arrangement with Sprint Communications L.P. (“Sprint”). On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U.S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into our interconnection agreement with Sprint and asking the court to invalidate the agreement. Notwithstanding the filing of our federal complaint, we have negotiated, mediated and litigated with Sprint and, at times, with MCC to resolve issues relating to interpretation and implementation of the interconnection agreement. On January 22, 2007, we filed a second complaint against the Iowa Utilities Board and Sprint in U.S. District Court asking the court to rule that the Iowa Utilities Board acted unlawfully when it interpreted the interconnection agreement to require Iowa Telecom to provide certain services to Sprint, particularly in the manner requested by Sprint. In addition to the disputes pending in federal district court and before the Iowa Utilities Board, we are also defending a complaint filed by MCC on July 31, 2006, in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The state court complaint seeks unspecified damages and costs and additional relief as warranted. This state court proceeding is currently stayed pending resolution of the federal complaints. How and when the disputes regarding interpretation and implementation of the interconnection agreement are ultimately resolved is uncertain, as is the ultimate outcome of the federal and state litigation. The outcome of these proceedings could adversely affect our business.

We also face competition from sources other than wireline competition and wireline competitive local exchange carriers. Wireless providers for example, currently compete in most of our markets. We expect this competition to continue, and likely become more acute, in the future. We also compete, or may in the future compete, with companies that provide other close substitutes for the traditional telephone services we provide, like cable television, voice over Internet protocol, high-speed fiber optic networks or satellite telecommunications services, and companies that might provide traditional telephone services over nontraditional network infrastructures, like electric utilities. We are subject to regulations, like those requiring us to provide number portability for wireless carriers, that reduce the barriers to entry faced by some providers of substitute services, and may be subject to other regulations favoring substitute services in the future.

We may lose access lines due to general economic conditions and competition.

Our business generates revenue by delivering voice and data services over access lines. In the past, we have experienced net access line loss due to challenging economic conditions and increased competition. Our total access line count decreased by 2.6% during 2006, and 4.5% during 2007. Access lines decreased 4.1% for 2006, and 6.1% for 2007, if we exclude lines served by our competitive local exchange carrier. We are affected both by the economic effects of general demographic trends in rural Iowa as well as, to some extent, more general economic downturns. Continued access line losses could adversely affect our revenues and earnings.

We may lose access lines due to the economic conditions and a declining population in many rural Iowa communities.

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

The Iowa Communications Network, a state-owned limited use network with more than 3,000 miles of fiber optic cable extending into all 99 Iowa counties, and capable of providing a variety of voice, data and video communication services, currently is prohibited by state law from providing telephone service to parties other than school districts, higher education institutions, state and federal agencies, the United States Post Office, hospitals and physicians’ clinics and public libraries. The assets now owned by the Iowa Communications Network could be used to provide voice, data and video communications to other users, and the state of Iowa has previously considered modifying state law to remove some of the usage restrictions applicable to the Iowa Communications Network or permit the sale of the Iowa Communications Network to a private party. A sale of the Iowa Communications Network or its assets, or a change in the law permitting broader use of the Iowa Communications Network, could provide additional competition for us.

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

To be successful, we will need to continue providing our customers with a high capacity, reliable and secure network. Some of the risks to our network and infrastructure and the networks and infrastructures of our third party service providers include:

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

We are dependent on rights-of-way and other permits from railroads, utilities, state highway authorities, local governments and transit authorities to install conduit and related telecommunications equipment for any expansion of our network. We may need to renew current rights-of-way for our network and cannot assure you that we would be successful in renewing these agreements on acceptable terms. Some of our agreements may be short-term, revocable at will, or subject to termination upon customary default provisions, and we may not have access to existing rights-of-way after they have expired or terminated. If any of these agreements were terminated or could not be renewed, we may be required to remove our existing facilities from existing locations such as under the streets or be forced to abandon our networks. Similarly, we may not be able to obtain right-of-way agreements on favorable terms, or at all, in new service areas, and, if we are unable to do so, our ability to expand our network, if we decide to do so, could be impaired. In addition, we may be required to relocate our facilities to comply with state or local laws or to allow for public infrastructure changes. Such relocations may require significant expenditures that are not reimbursed.

Our competitive local exchange carrier strategy may adversely affect our profitability.

We intend to expand our operations in both telephone and Internet services through our two competitive local exchange carrier subsidiaries into areas in close proximity to our incumbent local exchange carrier territory. As of December 31, 2007, we had approximately 26,400 competitive local exchange carrier access lines focusing primarily on business customers. Competitive local exchange carrier profitability is contingent on obtaining customers from the incumbent local exchange service provider in a cost-effective manner. Our CLEC utilizes wholesale contracts with Qwest to purchase certain services from Qwest. CLEC profitability could be negatively impacted if such wholesale contracts were either not available, or available only at a higher cost than we incur today. Either an incumbent provider or another competitive local exchange carrier may diminish our profitability by expanding its marketing efforts or offering additional products. Furthermore, as a result of the recently enacted statutory provisions regarding deregulation of basic local services, the incumbent provider will have greater flexibility to respond to competition from our competitive local exchange carriers, which may reduce our margins and have other negative impacts on our profitability.

We face risks associated with the planned acquisition of Bishop Communications and with our strategy of growth through acquisitions.

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

Any future acquisitions of access lines will likely be subject to prior approvals from the Federal Communications Commission, the Iowa Utilities Board, and other applicable state regulatory commissions. We may not be able to obtain such approvals, in which case the acquisition could be delayed or not consummated.

We may not be able to raise the capital to grow through acquisitions.

We may need additional capital to continue growing through acquisitions. Such additional capital may be in the form of additional debt, which would increase our leverage. We may not be able to raise sufficient additional capital at all or on terms that we consider acceptable.

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

We originate and terminate calls for long distance carriers and other interexchange carriers over our network and for that service we receive payments called access charges. Some of the carriers that pay us these access charges are our largest customers in terms of revenues. Several such carriers have declared bankruptcy in recent years. Our inability to collect access charges from these bankrupt or financially distressed carriers has had a negative effect on our financial results and cash flows, as would any subsequent bankruptcies or disruptions in the businesses of these or other interexchange carriers. Our ability to collect past due amounts of access billings from carriers is hampered by federal and state regulations governing business relationships of these bankrupt or financially distressed carriers.

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

We face risks associated with our reliance on third party telecommunications service providers.

We currently rely on a combination of interexchange carriers to provide long distance service and a local exchange carrier to provide service in the communities served by our CLEC Operations. These third party service providers could cancel or not renew our current agreements or require significant price increases to continue providing services. Any increase in costs from these carriers could have an adverse impact on our business.

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

We have a collective bargaining agreement with the Communications Workers of America, or CWA, which covers 181 of our employees and expires in May 2012. We also have a collective bargaining agreement with the International Brotherhood of Electrical Workers, or IBEW, which covers 22 of our employees and expires in June 2009. If we negotiate acceptable terms with the CWA or IBEW at the expiration of the current agreements, our operating costs could increase as a result of higher wages or benefits paid to union members, and if we fail to reach an agreement with the unions our operations could be disrupted. Also, we may experience labor disputes over recognition of types of work performed or additional organizing efforts. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

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

Our business may be adversely affected by laws and regulations that impose new or greater obligations related to assisting in law enforcement, bolstering homeland security, reducing environmental impacts, or other aspects of our business. For example, existing provisions of the Communications Assistance for Law Enforcement Act and FCC regulations implementing the Communications Assistance for Law Enforcement Act require telecommunications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance. We cannot predict whether and when the FCC might modify such regulations or any other rules, or what compliance with new rules might cost. Similarly, we cannot predict whether or when federal or state legislators or regulators might impose new security, environmental or other obligations on our business. Such new obligations include FCC outage reporting obligations, stayed by the FCC on December 20, 2004, pending reconsideration that may, if enacted, require substantial compliance expenditures.

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

Access charges, which are intended to compensate us for providing other carriers with originating, terminating or transport services for their calls on our local network, accounted for approximately 40% of our revenues in 2007. Access charges are collected as fees charged to providers of long distance services, fees charged to business and residential customers, and fees charged to wireless providers and other local exchange carriers for originating and terminating their interexchange calls.

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

The emerging technology known as voice over Internet protocol can be used to carry user-to-user voice communications over dial-up or broadband service. The FCC has determined that a particular type of entirely Internet-based voice over Internet protocol service also is an information service and exempt from such regulatory obligations, but that another, more widely-used, version of voice over Internet protocol service is an interstate service, and therefore, outside the jurisdiction of state telecommunications regulations. Certain aspects of the FCC’s determination have been challenged in judicial proceedings. The FCC is currently considering the regulatory status of a variety of voice over Internet protocol service configurations in the context of a comprehensive proceeding launched in February 2004 as well as several more application and issue-specific proceedings. These proceedings concern, among other things, what, if any, intercarrier compensation must be paid by providers of such service and what, if any, universal service contributions such providers must make. Expanded use of voice over Internet protocol technology could reduce the access revenues received by local exchange carriers like us. We cannot predict the outcome of these proceedings or the effect of FCC or judicial decisions on any of our ISP, incumbent local exchange carrier or competitive local exchange carrier businesses.

Because we are subject to extensive laws and regulations relating to the protection of the environment, natural resources and worker health and safety, we may face significant liabilities or compliance costs in the future.

Our operations and properties are subject to federal, state and local laws and regulations relating to protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to, the management, storage and disposal of hazardous materials, asbestos, petroleum products and other regulated materials. As a result, we face several risks, including but not limited to the following:

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

•

Adoption of new environmental laws or regulations or changes in existing laws or regulations or their interpretations could result in significant compliance costs or as yet unidentified environmental liabilities.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own most of our administrative and maintenance facilities, central offices and remote switching platforms, and transport and distribution network facilities. Our corporate headquarters is located in Newton, Iowa in a complex consisting of 8 buildings with approximately 500,000 square feet of office space that we own. We are currently using approximately half of the space for our corporate headquarters, including our customer contact centers, and intend to lease the remainder to third parties. We also own a 41,600 square foot facility in Newton, Iowa, a 63,100 square foot building in Grinnell, Iowa, of which approximately 50% is leased to a third party, and a 35,900 square foot warehouse and distribution center in Grinnell, Iowa.

Our transport and distribution network facilities include a fiber optic and copper wire backbone, and a distribution network that connects customers both to remote switch locations or the central office in their exchange and to network points of presence or interconnections with interexchange carriers. These facilities are located on land either owned by us or used by us pursuant to permits, rights-of-way, easements or other authorizations.

ITEM 3. Legal Proceedings

We currently, and from time to time, are involved in litigation and regulatory proceedings incidental to the conduct of our business. See “Business-Regulation.” We are not a party to any lawsuit or proceeding that, in the opinion of our management, is likely to have a material adverse effect on us.

On February 20, 2008, MCImetro Transmission Access Transmission Services LLC, d/b/a Verizon Access Transmission Services and MCI Communications Services, Inc. d/b/a Verizon Business Services filed a complaint at the Iowa Utilities Board against our local incumbent exchange carrier, our CLEC, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that the tariffed intrastate switched access rates of each are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. While we have not yet filed an answer to the complaint, we believe it to be without merit in light of our legislated price plan, and the absence of any rationale for the proposed decrease.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Common Stock is listed on the New York Stock Exchange and is traded under the symbol “IWA.” As of February 14, 2008, we had approximately 135 shareholders of record. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The high and low reported sales prices per share of our common stock are set forth in the following table for the periods indicated.

Quarter Ended	High	Low
March 31, 2006	$19.43	$15.52
June 30, 2006	19.22	17.15
September 30, 2006	20.24	18.05
December 31, 2006	20.38	18.00
March 31, 2007	20.74	18.75
June 30, 2007	23.84	19.70
September 30, 2007	23.13	16.55
December 31, 2007	20.99	15.00

Dividend Policy and Restrictions

Our board of directors has adopted a dividend policy which reflects an intention to distribute, as regular quarterly dividends to our shareholders, a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness and capital expenditures, rather than retaining all of such cash for other purposes.

We believe that our dividend policy may limit, but not preclude, our ability to pursue growth. If we continue paying dividends at the level currently anticipated under our dividend policy, we expect that we would need additional financing to fund significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations. However, we intend to retain sufficient cash after the distribution of dividends to permit the pursuit of growth opportunities that do not require material capital investment.

The table below reflects the dividends declared or paid by the Company during 2006 and 2007:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 16, 2005	$0.405	December 30, 2005	January 17, 2006
March 17, 2006	$0.405	March 31, 2006	April 17, 2006
June 15, 2006	$0.405	June 30, 2006	July 17, 2006
September 15, 2006	$0.405	September 29, 2006	October 16, 2006
December 15, 2006	$0.405	December 29, 2006	January 16, 2007
March 15, 2007	$0.405	March 30, 2007	April 16, 2007
June 15, 2007	$0.405	June 29, 2007	July 16, 2007
September 14, 2007	$0.405	September 28, 2007	October 15, 2007
December 14, 2007	$0.405	December 31, 2007	January 15, 2008

Dividends on our common stock are not cumulative.

Despite our dividend policy, our shareholders may not receive dividends in the future for reasons that may include any of the following factors:

•	we may not have enough cash to pay dividends due to changes in our operating earnings, working capital requirements and anticipated cash needs;

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

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2007, concerning compensation plans previously approved by security holders and not previously approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights Column A(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights Column B	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) Column C(2)
Equity compensation plans approved by security holders	677,579	$3.10	1,063,845
Equity compensation plans not approved by security holders	—	—	—

Total	677,579	$3.10	1,063,845

(1)	Excludes 378,475 shares of common stock that have been issued as restricted stock, subject to certain vesting requirements.
(2)	The number of securities noted represents the remaining shares available for future issuance under the Company’s 2005 Stock Incentive Plan. Although the 2002 Stock Incentive Plan permits the issuance of options to purchase 32,354 additional shares, the board has determined that no further options will be granted under the 2002 Plan.

2007 Performance Graph

COMPARISON OF 37 MONTH CUMULATIVE TOTAL RETURN*

AMONG IOWA TELECOMMUNICATIONS SERVICES, INC., THE S & P 500 INDEX
AND THE DOW JONES US FIXED-LINE TELECOMMUNICATIONS INDEX

200
180
160
140
120
100
80
60
DOLLARS
11/04
12/04
12/05
12/06
12/07
IOWA TELECOMMUNICATIONS SERVICES, INC.
S & P 500
DOW JONES US FIXED-LINE TELECOMMUNICATIONS

* $100 invested on 11/18/04 in stock or on 10/31/04 in index-including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	11/18/04	12/05	12/06	12/07
Iowa Telecommunications Services, Inc.	$104.54	$82.16	$113.65	$101.79
S & P 500	$107.59	$112.87	$130.70	$137.88
Dow Jones US Fixed-Line Telecommunications	$105.94	$99.70	$148.84	$173.03

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2003 through 2007 has been derived from our consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and our consolidated financial statements for 2005, 2006 and 2007 and the related notes thereto contained under Item 8. The figures in the table below reflect rounding adjustments.

	Iowa Telecommunications Services, Inc. and Subsidiaries Year Ended December 31,
	2003	2004(a)	2005	2006	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenues & sales	$205,509	$228,119	$231,640	$234,085	$251,401
Operating costs & expenses:
Cost of services & selling general and administrative expenses	83,775	93,184	105,826	108,670	120,473
Depreciation & amortization	45,849	47,941	48,600	47,736	48,992

Total operating costs & expenses	129,624	141,125	154,426	156,406	169,465

Operating income	75,885	86,994	77,214	77,679	81,936
Other income (expense):
Interest and dividend income	4,034	4,057	1,078	953	928
Interest expense	(51,838)	(55,654)	(31,089)	(31,708)	(31,885)
Other, net	—	(21,193)	(813)	(572)	(719)

Total other expense, net	(47,804)	(72,790)	(30,824)	(31,327)	(31,676)

Earnings before income taxes	28,081	14,204	46,390	46,352	50,260
Income tax expense	—	—	—	12,309	20,945

Net income	28,081	14,204	46,390	34,043	29,315
Gain on redemption of redeemable convertible preferred stock	—	57,681	—	—	—
Preferred dividend	(8,750)	(2,056)	—	—	—

Income available for common stockholders	$19,331	$69,829	$46,390	$34,043	$29,315

Per Share Data:
Net income per share:
Basic	$0.86	$2.97	$1.50	$1.09	$0.93
Diluted	$0.79	$2.64	$1.46	$1.06	$0.91
Cash dividends declared	$—	$0.175	$1.62	$1.62	$1.62

	Iowa Telecommunications Services, Inc. and Subsidiaries Year Ended December 31,
	2003	2004(a)	2005	2006	2007
	(in thousands)
Balance Sheet Data (at end of period):
Cash & cash equivalents	$36,849	$2,874	$26,782	$13,613	$21,919
Property, plant and equipment, net	341,515	331,736	315,499	298,975	278,665
Total assets	931,738	852,784	864,522	859,529	831,559
Long-term senior debt	645,750	477,778	477,778	477,778	477,778
Redeemable convertible preferred stock	125,000	—	—	—	—
Stockholders’ equity	76,675	275,962	280,531	267,699	242,967
Cash Flow Data:
Net cash provided by operating activities	$79,780	$76,635	$97,321	$89,493	$100,201
Net cash provided by (used in) investing activities	(24,805)	5,722	(30,235)	(44,423)	(26,903)
Net cash used in financing activities	(31,625)	(116,332)	(43,178)	(58,239)	(64,992)
Other Financial Data:
Adjusted EBITDA(b)	$124,683	$137,935	$127,864	$124,317	$134,263
Interest expense	51,838	55,654	31,089	31,708	31,885
Capital expenditures	23,761	34,803	30,141	28,122	26,903

(a)	Includes the recognition, as a result of our rate settlement agreement with the Iowa Utilities Board in April 2004, of $7.1 million of revenues that we had collected in prior periods subject to refund pending such agreement. In addition, Other, net includes $22.4 million of costs associated with our initial public offering and related debt refinancing.
(b)	We present Adjusted EBITDA because we believe it is a useful indicator of our historical debt capacity and our ability to service debt and pay dividends. We also present Adjusted EBITDA because covenants in our credit facilities contain ratios based on Adjusted EBITDA.

Adjusted EBITDA is defined in our credit facilities as: (1) consolidated net income, as defined therein; plus (2) the following items, to the extent deducted from consolidated net income: (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) transaction expenses related to our initial public offering and the related debt refinancing and other limited expenses related to permitted securities offerings, investments and acquisitions incurred after the closing date of the our initial public offering, to the extent not exceeding $5.0 million; (e) unrealized losses on financial derivatives recognized in accordance with SFAS No. 133; (f) non-cash stock-based compensation expense; (g) extraordinary or unusual losses (including extraordinary or unusual losses on permitted sales of assets and casualty events); (h) losses on sales of assets other than in the ordinary course of business; and (i) all other non-cash charges that represent an accrual for which no cash is expected to be paid in the next twelve months; minus (3) the following items, to the extent any of them increases consolidated net income: (w) extraordinary or unusual gains (including extraordinary or unusual gains on permitted sales of assets and casualty events); (x) gains on asset disposals not in the ordinary course of business; (y) unrealized gains on financial derivatives recognized in accordance with SFAS No. 133; and (z) all other non-cash income (including the non-cash portion of any RTFC patronage capital allocation). If our Adjusted EBITDA were to decline below certain levels, covenants in our new credit facilities that are based on Adjusted EBITDA, including our fixed charge coverage and total leverage ratio covenants, may be violated and could cause, among other things, a default or mandatory prepayment under our credit facilities, or result in our inability to pay dividends. We believe that net income is the most directly comparable financial measure to Adjusted EBITDA under generally accepted accounting principles. Adjusted EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with GAAP. Adjusted EBITDA is not a complete measure of an entity’s profitability because it does not include costs and expenses identified above; nor is Adjusted EBITDA a complete net cash flow measure because it does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, make capital expenditures and make acquisitions or pay its income taxes and dividends.

The following table sets forth a reconciliation of Net Income to Adjusted EBITDA:

	Iowa Telecommunications Services, Inc. and Subsidiaries Year Ended December 31,
	2003	2004(1)	2005	2006	2007
	(in thousands, except per share data)
Net Income	$28,081	$14,204	$46,390	$34,043	$29,315
Income tax expense	—	—	—	12,309	20,945
Interest expense	51,838	55,654	31,089	31,708	31,885
Depreciation and amortization	45,849	47,941	48,600	47,736	48,992
Unrealized (gains) losses on financial derivatives	—	(1,452)	234	572	719
Non-cash stock-based compensation expense	—	141	1,828	2,354	2,687
Extraordinary or unusual (gains) losses	—	—	—	—	—
Non-cash portion of RTFC Capital Allocation	(1,085)	(1,142)	(277)	(211)	(280)
Other non-cash losses (gains)	—	—	—	—	—
Loss (gain) on disposal of assets not in ordinary course	—	—	—	(4,194)	—
Transaction costs	—	22,589 (2)	—	—	—

Adjusted EBITDA	$124,683	$137,935	$127,864	$124,317	$134,263

(1)	Includes the recognition, as a result of our rate settlement agreement with the Iowa Utilities Board in April 2004, of $7.1 million of revenues that we had collected in prior periods subject to refund pending such agreement.
(2)	Transaction costs related to our initial public offering and the related debt refinancing. Includes $22.4 million reflected in Other, Net and $148,000 reflected in Operating Expense on the Consolidated Statement of Income.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with the selected financial data and the consolidated financial statements and notes thereto included in Items 6 and 8 herein.

Overview

General

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa. We are the second-largest local exchange carrier in Iowa. Iowa Telecom currently operates 288 telephone exchanges serving 417 communities as the incumbent or “historical” local exchange carrier and is the sole telecommunications company providing wireline services in approximately 68% of those communities. Together with our competitive local exchange carrier subsidiaries, we provide services to approximately 240,700 access lines in Iowa.

Our core business is the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 69% of our total revenues in 2007, we provide long distance service, dial-up and DSL Internet access and other communications services. As part of our strategy of pursuing growth beyond our current service area, we compete for customers in mostly adjacent markets in Iowa through our competitive local exchange carrier subsidiaries, Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Together, ITC and IT Communications are referred to as the “CLEC” or our “CLEC Operations”.

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

Access Line Trends

The number of access lines served is a factor that can affect a telecommunications provider’s revenues. Consistent with a general trend in the rural local exchange carrier industry in the past few years, the number of access lines we serve as an incumbent local exchange carrier has been decreasing. We expect that this trend will continue. Because substantially all of our revenues result from our relationships with customers who utilize our access lines and the level of activity recorded on those lines, the access line trend has an adverse impact on our revenues. Our response to this trend will have an important impact on our future revenues. Our primary strategy to respond to this trend is to leverage our strong incumbent market position to increase our revenue by selling additional services to our customer base and to promote our DSL Internet access service offering, which is often used in lieu of additional access lines devoted to Internet usage. In addition, we expect to add new access lines as we pursue expansion of our service area through our competitive local exchange carrier subsidiaries and, potentially, through selected acquisitions of other telecommunications companies or lines from other telecommunications companies. However, we believe that the number of access lines served is not the sole meaningful indicator of our operating prospects and that, given our relatively stable subscriber base and ability to offer additional services, the number of long distance, and dial-up and DSL Internet subscribers are also meaningful indicators for us.

The table below indicates the total number of access lines we serve and the number of customers subscribing to the indicated types of service as of the dates and for the periods shown:

	As of and for the Year Ended December 31,
	2005	2006	2007
Incumbent local exchange access lines(1)	237,900	228,200	214,300
Competitive local exchange carrier access lines(2)	20,800	23,800	26,400

Total access lines	258,700	252,000	240,700

Long distance subscribers	142,800	146,600	143,600
Dial-up Internet subscribers	41,700	31,500	22,500
DSL subscribers	31,200	50,000	62,800

(1)

Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 2,900 wholesale lines subscribed at December 31, 2007; 3,100 at December 31, 2006; and 3,200 at December 31, 2005.
(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiaries.

We intend to continue our strategy of increasing revenues by cross-selling services to our existing customer base, in the form of both bundled service packages and individual additional services. Between December 31, 2005 and December 31, 2007, total long distance service subscribers increased by 800, total DSL Internet access service subscribers increased by 31,600, and total dial-up Internet access service subscribers decreased by 19,200, with much of the decrease in total dial-up subscribers being a reflection of customer migration from dial-up to DSL service.

The following is a discussion of the major factors affecting our access line counts:

Competition. We currently face competition from other providers of local services in approximately 133 of the 417 incumbent local exchange communities that we serve. Of these 133 communities, we believe 108 communities have some voice service offered by Mediacom’s telephony affiliate, MCC Telephony of Iowa, Inc. (“MCC”), which initiated service in these markets during the second quarter of 2007.

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

Retail local exchange service deregulation of our business began on July 1, 2005, pursuant to our election to deregulate our rates for all of our retail local exchange services except for single line flat-rated business and residential service and extended area service (“EAS”) in accordance with legislation enacted by the Iowa General Assembly in March 2005. In addition, single line flat-rated business and residential service and EAS will also be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. On February 11, 2008, the Iowa Utilities Board opened a proceeding to consider whether to extend such regulation. If the Iowa Utilities Board chooses to extend regulation, this legislation also provides us the opportunity to increase rates for services that remain price regulated, as discussed in more detail below. We believe that the gradual deregulation of our business, on an exchange-by-exchange, and a service-by-service basis, will enable us to better respond to competitive offerings by other providers. We cannot predict the outcome of the pending Iowa Utilities Board proceeding regarding single line flat-rated service rate regulation.

MCC is offering voice services through a business arrangement with Sprint Communications L. P. (“Sprint”). On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U.S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into an interconnection agreement with Sprint and asking the court to invalidate the agreement. Notwithstanding the filing of our federal complaint, we have negotiated, mediated and litigated with Sprint and, at times, with MCC to resolve issues relating to interpretation and implementation of the interconnection agreement. On January 22, 2007, we filed a second complaint against the Iowa Utilities Board and Sprint in U.S. District Court asking the court to rule that the Iowa Utilities Board acted unlawfully when it interpreted the interconnection agreement to require Iowa Telecom to provide certain services to Sprint, particularly in the manner requested by Sprint. In addition to the disputes pending in federal district court and before the Iowa Utilities Board, we are also defending a complaint filed by MCC on July 31, 2006, in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The state court complaint seeks unspecified damages and costs and additional relief as warranted. This state court proceeding is currently stayed pending resolution of the federal complaints. How and when the disputes regarding interpretation and implementation of the interconnection agreement are ultimately resolved is uncertain, as is the ultimate outcome of the federal and state litigation.

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

Ancillary Effects of our Data Businesses. Part of our decreasing line count has been an ancillary effect of our strategic focus on growing our dial-up and DSL Internet access service business. As our Internet service provider business expanded, some competitors offering dial-up internet service have cancelled their connections to our network. These connections had historically been counted as access lines. Moreover, as we increase DSL Internet access service penetration, customer demand for second lines for dial-up Internet access service decreases accordingly because DSL Internet access service often replaces a second line dedicated to Internet usage. We believe that the revenue generated by our dial-up and DSL Internet access services outweighs the effect of these types of access line losses.

Our Retail Local Rate and Pricing Structure

As described under “Overview—Competition” above, effective July 1, 2005, the rates for all of our retail local exchange service except for single line flat-rated business and residential service and EAS were deregulated. Beginning July 1, 2005, monthly rates for single line services remaining under price regulation could be adjusted annually by one dollar for residential lines and two dollars for business lines, plus an inflation increment, up to a monthly rate cap of $19.00 for residential lines and $38.00 for business lines. Pursuant to a January 25, 2007 interpretation by the Iowa Utilities Board, the $19.00 and $38.00 limits are inclusive of any incremental inflationary adjustments and, therefore, once met, do not permit further inflationary adjustments. These rates do not, however, include charges for EAS, which, to the extent that it is offered in conjunction with single line flat-rate service, remains regulated by the Iowa Utilities Board. Single line flat-rated business and residential service and EAS will also be deregulated as of July 1, 2008 unless the Iowa Utilities Board determines that the public interest requires it to extend its jurisdiction over such services to July 1, 2010. If the Iowa Utilities Board decides to continue price regulation to 2010, both residential and business monthly rates may be increased up to two dollars during each twelve-month period of the extension and the overall rate caps of $19.00 and $38.00 will be eliminated.

Effective January 1, 2007, our regulated monthly single line flat-rated business rate became $37.96. Effective February 1, 2007, our regulated monthly single line flat-rated residential rate became $18.99. Both rates are exclusive of EAS, taxes, fees and regulatory surcharges.

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our operating margins. We anticipate that operating expenses generally will remain stable and in line with revenue growth. Because some of our operating expenses, such as those relating to sales and marketing, are variable, we believe we can calibrate expenses to growth in the business to a significant degree.

Development of our Competitive Local Exchange Carrier Strategy

Part of our business strategy is to use our competitive local exchange carrier subsidiaries, ITC and IT Communications, to pursue customers in markets in close proximity to our rural local exchange carrier markets. We plan to continue this strategy by seeking growth opportunities on a low-cost, selective basis.

As of December 31, 2007, our CLEC Operations served 26,400 access lines. Our CLEC Operations accounted for 11.0% of Iowa Telecom’s total access lines as of December 31, 2007. Throughout 2008, we plan to maintain a limited investment approach as we continue to grow our competitive local exchange carrier business.

Revenues

We derive our revenues from five sources:

Local Services. We receive revenues from providing local exchange telephone services. These revenues include monthly subscription charges for basic service, as well as charges for extended area service (mandatory expanded calling service to select nearby communities at a flat monthly rate), local private line services and enhanced calling features, such as voice mail, caller ID and 3-way calling.

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others. We receive federally administered universal service support, representing approximately 2% of our total revenue in 2007, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject in 2000. In addition, Montezuma Telephone received high cost loop universal service support amounting to less than 1% of our revenue. Our incumbent local exchange carrier switched access charges for services within Iowa are based on rates approved by the Iowa Utilities Board. Our incumbent local exchange carrier switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers to our incumbent local exchange carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

Toll Services. We receive revenues for providing toll, or long distance, services to our customers. This revenue category also includes fees relating to our provision of directory assistance, operator assistance and long distance private lines.

Data and Internet Services. We receive revenues from monthly recurring charges for dial-up and DSL Internet access services, as well as for providing enhanced data solutions to our customers.

Other Services and Sales. We receive revenues from directory publishing, inside line care and the sale, installation and maintenance of customer premise voice and data equipment (“CPE”), and the lease of office space to third parties.

The following table summarizes our revenues and sales from these sources:

	Revenue and Sales for Year Ended December 31,			% of Total Revenues and Sales for Year Ended December 31,
	2005	2006	2007	2005	2006	2007
	(dollars in thousands)
Local services	$75,581	$76,428	$73,918	33%	33%	29%
Network access services	101,227	96,217	100,636	44%	41%	40%
Toll services	23,813	21,804	21,213	10%	9%	9%
Data and internet services	20,980	25,016	29,512	9%	11%	12%
Other services and sales	10,039	14,620	26,122	4%	6%	10%

Total	$231,640	$234,085	$251,401	100%	100%	100%

Operating Expenses

Our operating expenses are categorized as cost of services and sales; selling, general and administrative expense; gain on sale of properties; and depreciation and amortization.

Cost of services and sales. This includes expense for salaries and wages relating to plant operations and maintenance; other plant operations, maintenance and administrative costs; network access costs paid to other carriers; bad debt expense; operating tax expense and cost of sales for our dial-up and DSL Internet access services and customer premise equipment products and services.

Selling, general and administrative expense. This includes expense for salaries, wages and benefits and contract service payments (e.g., legal fees) relating to customer and corporate operations; recruiting costs; expenses for travel, lodging and meals; internal communications costs; insurance premiums; and supplies and postage.

Gain on sale of properties. This includes gains recorded when properties are sold.

Depreciation and amortization. This includes depreciation of our telecommunications network and equipment, and amortization of intangible assets.

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of income for the periods indicated, expressed as a percentage of total revenues and sales:

	Year Ended December 31,
	2005	2006	2007
Total revenue and sales	100%	100%	100%
Cost of services and sales (excluding expenses listed separately below)	28	29	31
Selling, general and administrative	18	20	17
Gain on sale of exchanges	—	(2)	—
Depreciation and amortization	21	20	19

Operating income	33	33	33
Total other expenses, net	13	13	13
Income tax expense	—	5	8

Net income	20%	15%	12%

Year ended December 31, 2007 compared to year ended December 31, 2006

Revenues and Sales

The table below sets forth the components of our revenues and sales for 2007 as compared to 2006:

	For the year ended December 31,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Revenue and Sales
Local services	$76,428	$73,918	$(2,510)	-3.3%
Network access services	96,217	100,636	4,419	4.6%
Toll services	21,804	21,213	(591)	-2.7%
Data and internet services	25,016	29,512	4,496	18.0%
Other services and sales	14,620	26,122	11,502	78.7%

Total revenues and sales	$234,085	$251,401	$17,316	7.4%

Local Services. Local services revenues decreased $2.5 million, or 3.3%, for 2007 as compared to 2006. The decrease was primarily attributable to the loss of access lines. From December 31, 2006 to December 31, 2007, total access lines decreased by 11,300, including the loss of 13,900 incumbent local exchange carrier lines offset by an increase in lines served by our competitive local exchange carriers of 2,600. The decrease in revenue resulting from the access line loss was partially offset by local rate increases combined with higher revenue from enhanced calling features due to greater bundled offering sales.

Network Access Services. Our network access services revenues increased $4.4 million, or 4.6%, for 2007 as compared to 2006. The increase was primarily due to $5.8 million of revenue from certain non-recurring network access billing matters with connecting carriers. This was partially offset by a decrease in minutes of use resulting from the loss of access lines.

Toll Services. Our toll services revenues decreased by $591,000, or 2.7%, for 2007 as compared to 2006. The number of long distance customers decreased by approximately 3,000, or 2.0%. In addition, average minutes of use per access line decreased.

Data and Internet Services. Data and Internet Services revenues increased by $4.5 million, or 18.0%, for 2007 as compared to 2006, primarily as a result of growth in our DSL Internet access service of $5.8 million. This increase was partially offset by decreases in dial-up Internet revenue of $1.9 million. We believe the decline in dial-up Internet access service customers was the result of customer migration to broadband products such as our DSL service.

Other Services and Sales. Other services and sales revenues increased by $11.5 million, or 78.7%, for 2007 as compared to 2006. The revenue increase was in part due to growth of our CPE and data business, primarily as a result of our acquisition of Baker Communications in August 2006. Also contributing to the increase was $3.5 million of revenue from the lease of office space to another entity during 2007.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for 2007 as compared to 2006.

	For the year ended December 31,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$66,528	$78,246	$11,718	17.6%
Selling, general and administrative	46,336	42,227	(4,109)	-8.9%
Gain on sale of properties	(4,194)	—	4,194	NA %
Depreciation and amortization	47,736	48,992	1,256	2.6%

Total operating costs and expenses	$156,406	$169,465	$13,059	8.3%

Cost of Services and Sales. Cost of services and sales increased $11.7 million, or 17.6%, for 2007 as compared to 2006. The increase was principally due to growth of our CPE and data business, primarily as a result of our acquisition of Baker Communications in August 2006. Additionally, the operating costs for the newly acquired corporate headquarters facilities contributed to the increase in cost of services and sales.

Selling, General and Administrative. Selling, general and administrative expenses decreased $4.1 million, or 8.9%, for 2007 as compared to 2006. The 2006 period included a pension settlement charge of approximately $3.0 million. During the second quarter of 2007, the Company amended its postretirement welfare plan. The amendment reduced expense $1.1 million compared to 2006.

Gain on sale of Properties. The 2006 period included a $4.2 million gain on the sale of exchanges.

Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 2.6%, for 2007 as compared to 2006. The increase was primarily due to depreciation and amortization related to Montezuma Mutual Telephone Company and Baker Communications, which were acquired in July 2006 and August 2006, respectively.

Other Income (Expense)

The table below sets forth other income (expense) for 2007 as compared to 2006.

	For the year ended December 31,		Change
	2006	2007	Amount	Percent
	(dollars in thousands)
Other Income (Expense)
Interest and dividend income	$953	$928	$(25)	-2.6%
Interest expense	(31,708)	(31,885)	(177)	0.6%
Other, net	(572)	(719)	(147)	25.7%

Total other expense, net	$(31,327)	$(31,676)	$(349)	1.1%

Interest and Dividend Income. Interest and dividend income decreased $25,000, or 2.6% for 2007 as compared to 2006, primarily due to lower dividend income.

Interest Expense. Interest expense increased $177,000, or 0.6%, for 2007 as compared to 2006 principally as a result of higher interest rates on our variable rate debt.

Other, Net. Other, net was a net expense of $719,000 for 2007, compared to $572,000 in 2006.

Income Tax Expense

Income tax expense increased $8.6 million to $20.9 million for 2007 as compared to 2006.

A valuation allowance had been recorded at December 31, 2005 for our deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. We determined that, based upon the evidence available as of December 31, 2007, the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will more likely than not, be sufficient to utilize the entire deferred tax asset. As such, we determined that no valuation allowance was required for our deferred tax assets, and we reversed the remaining allowance during 2006. During the years ended December 31, 2006 and 2007, cash income taxes paid were $964,000, and $633,000, respectively, and relate to payments of alternative minimum tax (AMT).

At December 31, 2007, we had unused tax net operating loss carryforwards of approximately $159.8 million which expire in 2021 to 2024. Furthermore, we expect that we will continue to be able to take deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $40 million annually through June 2015.

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenues and Sales

The table below sets forth the components of our revenues and sales for 2006 as compared to 2005:

	For the year ended December 31,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Revenue and Sales
Local services	$75,581	$76,428	$847	1.1%
Network access services	101,227	96,217	(5,010)	-4.9%
Toll services	23,813	21,804	(2,009)	-8.4%
Data and internet services	20,980	25,016	4,036	19.2%
Other services and sales	10,039	14,620	4,581	45.6%

Total revenues and sales	$231,640	$234,085	$2,445	1.1%

Local Services. Local services revenues increased $847,000, or 1.1%, for 2006 as compared to 2005. The increase is primarily attributable to higher revenue from enhanced local services, which increased by $900,000 due to growth of our bundled product offerings. Local rate increases also helped to offset the impact of access line losses. During 2006, total access lines decreased by 6,700, including the loss of 9,700 incumbent local exchange carrier lines offset by an increase in lines served by our competitive local exchange carriers of 3,000.

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

Data and Internet Services. Data and Internet Services revenues increased by $4.0 million, or 19.2%, for 2006 as compared to 2005, primarily as a result of growth in our DSL Internet access service of $5.8 million. This increase was partially offset by decreases in dial-up Internet revenue of $2.0 million. We believe the decline in dial-up Internet access service customers was generally the result of customer migration to broadband products such as our DSL service.

Other Services and Sales. Other services and sales revenues increased by $4.6 million, or 45.6%, for 2006 as compared to 2005. The revenue increase was in part due to growth of our CPE and data business, primarily as a result of our acquisition of Baker Communications in August 2006.

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

Other Income (Expense)

The table below sets forth other income (expense) for 2006 as compared to 2005.

	For the year ended December 31,		Change
	2005	2006	Amount	Percent
	(dollars in thousands)
Other Income (Expense)
Interest and dividend income	$1,078	$953	$(125)	-11.6%
Interest expense	(31,089)	(31,708)	(619)	2.0%
Other, net	(813)	(572)	241	-29.6%

Total other expense, net	$(30,824)	$(31,327)	$(503)	1.6%

Interest and Dividend Income. Interest and dividend income decreased $125,000, or 11.6%, for 2006 as compared to 2005 primarily due to higher dividend income from the RTFC during 2005.

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

At December 31, 2006, we had unused tax net operating loss carryforwards of approximately $185 million which expire in 2021 to 2024. Furthermore, we expect that we will continue to be able to take deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $40 million annually through June 2015.

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements arise primarily from: (i) interest payments related to our credit facilities; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our common stock; (v) potential acquisitions and (vi) our pension obligation as described below.

The table below reflects the dividends declared or paid by the Company during 2007:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 15, 2006	$0.405	December 29, 2006	January 16, 2007
March 15, 2007	$0.405	March 30, 2007	April 16, 2007
June 15, 2007	$0.405	June 29, 2007	July 16, 2007
September 14, 2007	$0.405	September 28, 2007	October 15, 2007
December 14, 2007	$0.405	December 31, 2007	January 15, 2008

Our intention is to distribute a substantial portion of the cash generated by our business to our shareholders in regular quarterly dividends to the extent we generate cash in excess of operating needs, interest and principal payments on our indebtedness, and capital expenditures.

We intend to fund our operations, interest expense, capital expenditures, working capital requirements and dividend payments on our common stock with cash from operations. For 2007 and 2006, cash provided by operating activities was $100.2 million and $89.5 million, respectively.

On February 7, 2008, the Company announced a definitive agreement to acquire Bishop Communications, subject to regulatory approvals. The total purchase price of $43.9 million will be subject to certain future adjustments. Bishop Communications is a privately held holding company headquartered in Annandale, Minnesota whose subsidiaries provide a full array of regulated and non-regulated advanced telecommunications services to business and residential customers. As of December 31, 2007, Bishop Communications served 12,000 ILEC access lines, 5,100 CLEC lines, 4,300 data customers and 3,600 video customers, primarily in communities and rural areas covering 378 square miles located in central Minnesota.

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

We have historically funded our operations and capital expenditure requirements primarily with cash from operations and our revolving line of credit. The following table summarizes our short-term liquidity and Adjusted Total Debt and Adjusted EBITDA, as defined in our credit agreement, as of December 31, 2006 and 2007:

	As of December 31,
	2006	2007
	(in thousands)
Short-Term Liquidity:
Current assets	$40,115	$47,454
Current liabilities	(81,060)	(68,531)

Net working capital deficit	$(40,945)	$(21,077)

Cash and cash equivalents	$13,613	$21,919
Available on revolving credit facility	$69,000	$82,000

Adjusted Total Debt:
Long-term debt	$477,778	$477,778
Revolving credit facility	31,000	18,000

Total debt	508,778	495,778
Minus:
RTFC Capital Certificates	$(7,778)	$(7,778)
Cash and cash equivalents	(13,613)	(21,919)

Adjusted Total Debt	$487,387	$466,081

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Adjusted EBITDA:
Net income	$46,390	$34,043	$29,315
Income tax expense	—	12,309	20,945
Interest expense	31,089	31,708	31,885
Depreciation and amortization	48,600	47,736	48,992
Unrealized losses on financial derivatives	234	572	719
Non-cash stock-based compensation expense	1,828	2,354	2,687
Extraordinary or unusual (gains) losses	—	—	—
Non-cash portion of RTFC Capital Allocation	(277)	(211)	(280)
Other non-cash losses (gains)	—	—	—
Loss (gain) on disposal of assets not in ordinary course	—	(4,194)	—
Transaction costs	—	—	—

Adjusted EBITDA	$127,864	$124,317	$134,263

The increase in net working capital from December 31, 2006 to December 31, 2007 is primarily due to the lower balance on the revolving credit facility and higher cash balance as of December 31, 2007.

The following table summarizes our sources and uses of cash for the years ended December 31, 2005, 2006 and 2007.

	For the year ended December 31,
Description	2005	2006	2007
	(in thousands)
Net Cash Provided by (Used in)
Operating activities	$97,321	$89,493	$100,201
Investing activities	(30,235)	(44,423)	(26,903)
Financing activities	(43,178)	(58,239)	(64,992)

Cash Provided by Operating Activities

For the years ended December 31, 2005, 2006, and 2007, cash provided by operating activities was $97.3 million, $89.5 million, and $100.2 million, respectively. The decrease of $7.8 million for 2006 as compared to 2005 was primarily attributable to the additional funding for the pension Spin-Off Plan of approximately $5.9 million. The increase of $10.7 million for 2007 as compared to 2006 was primarily attributable to the funds received related to the resolution of certain network access disputes in 2007 and the pension contribution in 2006.

Cash Used in Investing Activities

The table below sets forth the components of cash used in investing activities for the years ended December 31, 2005, 2006, and 2007:

	As of December 31,
	2005	2006	2007
	(in thousands)
Network and support assets	$26,627	$24,120	$21,078
Other	3,514	4,002	5,825

Total capital expenditures	30,141	28,122	26,903
Business acquisitions, net of cash acquired	94	18,115	—
Purchase of wireless licenses	—	11,473	—
Proceeds from sale of properties	—	(13,287)	—

Total	$30,235	$44,423	$26,903

In April 2004, our incumbent local exchange carrier reached a rate settlement agreement with the Iowa Utilities Board and other parties. Pursuant to the settlement agreement, we are obligated to invest substantially all additional revenues generated by the allowed increase in our rates, except for revenues resulting from inflation adjustments, on capital improvements identified in our network improvement plan. We expect that a minimum annual capital investment of approximately $19 million will satisfy the ongoing commitments.

We expect that total capital expenditures, including those pursuant to the settlement agreement will be between approximately $26 million and $28 million in fiscal 2008. We expect to fund all of these capital expenditures through cash generated by our operations. Our capital expenditures can fluctuate from quarter to quarter, and are impacted to some extent by factors beyond our control, such as customer demand, the level of construction activity in our region, and weather.

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

Cash Used in Financing Activities

For the year ended December 31, 2007, net cash used in financing was $65.0 million, consisting primarily of dividends on common stock of $51.5 million and a reduction in the balance outstanding on the revolving credit facility of $13.0 million. For the year ended December 31, 2006, net cash used in financing was $58.2 million, consisting primarily of dividends on common stock of $51.0 million and a reduction in the balance outstanding on the revolving credit facility of $9.0 million. For the year ended December 31, 2005, net cash used in financing activities was $43.2 million, consisting primarily of dividends on common stock.

Long-Term Debt and Revolving Credit Facilities

Credit Facilities

As a part of our initial public offering and the related debt refinancing in 2004, we entered into an Amended and Restated Credit Agreement with the Rural Telephone Finance Cooperative, as administrative agent, and a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities, and simultaneously retired the previously outstanding senior credit facility with the Rural Telephone Finance Cooperative. In August 2005, we entered into amendments to the credit agreement that reduced the applicable interest rates and clarified certain definitions. As of December 31, 2007, we had outstanding $477.8 million of senior debt under the term facilities, and had $18.0 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of December 31, 2007, $18.0 million was outstanding on the revolving credit facility and $82.0 million was available. Borrowings under the revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of December 31, 2007, we had $18.0 million outstanding under an Alternative Base Rate (“ABR”) election at an all-in rate of 8.25%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of December 31, 2007, $350.0 million was outstanding under Term Loan B based upon a LIBOR election effective through March 28, 2008, at an all-in rate of 6.60%. We have entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of December 31, 2007, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through March 12, 2008 at an all-in rate of 7.23%.

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of December 31, 2007, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of December 31, 2007.

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

Other Items

On February 20, 2008, MCImetro Transmission Access Transmission Services LLC, d/b/a Verizon Access Transmission Services and MCI Communications Services, Inc. d/b/a Verizon Business Services filed a complaint at the Iowa Utilities Board against our local incumbent exchange carrier, our CLEC, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that the tariffed intrastate switched access rates of each are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. While we have not yet filed an answer to the complaint, we believe it to be without merit in light of our legislated price plan, and the absence of any rationale for the proposed decrease.

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

Obligations and Commitments

Our ongoing capital commitments include capital expenditures and debt service requirements. For 2007, our capital expenditures were $26.9 million; see “—Liquidity and Capital Resources—Cash Used in Investing Activities.”

The following table sets forth our contractual obligations as of December 31, 2007, together with cash payments due in each period indicated.

	Payments Due by Period
Obligation	Total	2008	2009-2010	2011-2012	2013 and after
	(dollars in thousands)
Current Debt:
Revolving credit facility(1)	$18,000	$—	$—	$18,000	$—
Long-Term Debt:
Senior debt payments	477,778	—	—	477,778	—
Interest Payments(2)	98,878	25,933	51,866	21,079	—
Operating Lease Payments	523	248	218	14	43

Total Contractual Obligations	$595,179	$26,181	$52,084	$516,871	$43

(1)	Advances on the line of credit mature in periods within one year. The terms of the line of credit are a component of our senior debt agreement which expires in November 2011.
(2)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.

As of December 31, 2007, no letters of credit were outstanding.

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

We performed an annual impairment review of goodwill and indefinite-lived intangible assets as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as of August 31, 2007, primarily using discounted cash flow and market value of debt methodologies. No impairment of goodwill or other long-lived assets resulted from the annual valuation.

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

Interest Rate Swap Agreements. The Company has entered into interest rate swap agreements which the Company designated as a hedge against the variability in future interest payments due on $350 million of Term

Loan B. The purpose of the swap agreements is to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt.

The swap agreements are accounted for in accordance with Statement of Financial Accounting Standard SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and qualify for cash flow hedge accounting of a variable-rate debt. In accordance with this standard, all changes in fair market value of the swap instruments attributable to hedge ineffectiveness are reported currently in earnings and are recorded in the Other Income (Expense) section of the Company’s Consolidated Statements of Income. Changes in fair market value of the swap instruments attributable to hedge effectiveness are recorded, net of income tax effects, in the Accumulated Other Comprehensive Income section of the Company’s Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

In the event that the swap agreements no longer qualify for cash flow hedge accounting treatment, all changes in fair market value would be reported currently in earnings and would be recorded in the Other Income (Expense) section of the Company’s Consolidated Statements of Income. Additionally, the net gain or loss remaining in accumulated other comprehensive income would be reclassified into earnings over the remainder of the term of the swap agreements. For the period ended December 31, 2007, the Company would have recognized in earnings a loss of $9.6 million, had the interest rate swaps ceased to qualify for hedge accounting.

The fair value of the Company’s interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a nationally recognized financial institution. The fair value of the interest rate swap is recorded in the Other Long-Term Liabilities section of the Company’s Consolidated Balance Sheets.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Guidance is provided on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Adoption of FIN 48 on January 1, 2007, had no effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this pronouncement to have a material impact on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company evaluated the provisions of this statement and did not elect to adopt the fair value option on any financial instruments or other items held by the Company on January 1, 2008.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The amendment had no impact on our financial position, results of operations or cash flows.

In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF Issue No. 06-11 to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding their interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have an impact on its financial position, results of operations or cash flows as all of the company’s current subsidiaries are wholly owned.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company will evaluate the impact of this pronouncement on its consolidated financial statements as it considers any future acquisitions that would occur for reporting periods after fiscal year 2008.

ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk

Our short-term excess cash balance, if any, is typically invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

Under the terms of our credit facilities, as amended, our long-term secured debt facilities will mature November 2011. Our $400.0 million of indebtedness under Term Loan B, maturing in 2011, bears interest per year at either (a) LIBOR plus 1.75% or (b) a base rate plus 0.75%. On August 26, 2005, we entered into an interest rate swap agreement with nationally recognized counterparties for the purpose of fixing the interest on a portion of these borrowings. Pursuant to the swap agreement, we will pay a fixed rate of interest of 5.865% on a notional $350.0 million of Term Loan B from August 31, 2005 through November 23, 2011.

We pay interest at a fixed rate on all borrowings under Term Loans C and D through June 2011. Thereafter, we expect our interest rates under Term Loans C and D to convert to the Rural Telephone Finance Cooperative variable rate then in effect, as provided in the credit facilities.

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to $50.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $18.0 million of borrowings drawn under the revolving credit facility at December 31, 2007. With respect to our $77.8 million of borrowings under Terms Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from July 2011 through maturity in November 2011. A one percent change in the underlying interest rates for the variable rate debt that was outstanding on December 31, 2007 would have an impact of approximately $680,000 per year on our interest expense while our fixed rates and swaps are in place.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Iowa Telecommunications Services, Inc. and subsidiaries

Newton, Iowa

We have audited the accompanying consolidated balance sheets of Iowa Telecommunications Services, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Iowa Telecommunications Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Des Moines, Iowa

February 29, 2008

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2007

(Dollars in Thousands, Except Per Share Amounts)

	2006	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,613	$21,919
Accounts receivable, net	20,828	20,252
Inventories	3,124	2,995
Prepayments and other current assets	2,550	2,288

Total Current Assets	40,115	47,454

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	521,556	542,949
Accumulated depreciation	(222,581)	(264,284)

Property, Plant and Equipment, net	298,975	278,665

GOODWILL	466,554	466,554
INTANGIBLE ASSETS AND OTHER, NET	39,982	24,888
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	13,903	13,998

Total Assets	$859,529	$831,559

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$31,000	$18,000
Accounts payable	9,565	9,062
Advanced billings and customer deposits	8,460	9,365
Accrued and other current liabilities	32,035	32,104

Total Current Liabilities	81,060	68,531

LONG-TERM DEBT	477,778	477,778
DEFERRED TAX LIABILITIES	18,716	35,255
OTHER LONG-TERM LIABILITIES	14,276	7,028

Total Liabilities	591,830	588,592

COMMITMENTS AND CONTINGENCIES (Notes 7, 12 and 16)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,379,670 and 31,440,215 issued and outstanding, respectively	314	314
Additional paid-in capital	322,016	324,170
Retained deficit	(59,976)	(82,154)
Accumulated other comprehensive income	5,345	637

Total Stockholders’ Equity	267,699	242,967

Total Liabilities and Stockholders’ Equity	$859,529	$831,559

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(Dollars in Thousands, Except Per Share Amounts)

	2005	2006	2007
REVENUE AND SALES	$231,640	$234,085	$251,401

OPERATING COSTS AND EXPENSES:
Cost of services and sales (exclusive of items shown separately below)	64,118	66,528	78,246
Selling, general and administrative	41,708	46,336	42,227
Gain on sale of properties	—	(4,194)	—
Depreciation and amortization	48,600	47,736	48,992

Total Operating Costs and Expenses	154,426	156,406	169,465

OPERATING INCOME	77,214	77,679	81,936

OTHER INCOME (EXPENSE):
Interest and dividend income	1,078	953	928
Interest expense	(31,089)	(31,708)	(31,885)
Other, net	(813)	(572)	(719)

Total Other Expense, net	(30,824)	(31,327)	(31,676)

EARNINGS BEFORE INCOME TAXES	46,390	46,352	50,260
INCOME TAX EXPENSE	—	12,309	20,945

NET INCOME	$46,390	$34,043	$29,315

EARNINGS PER SHARE:
Basic	$1.50	$1.09	$0.93

Diluted	$1.46	$1.06	$0.91

Dividends Declared Per Share	$1.62	$1.62	$1.62

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(Dollars in Thousands, Except Per Share Amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2004	30,864,195	$309	$314,634	$(38,897)	$(84)	$275,962
Net Income	—	—	—	46,390	—	46,390
Unrealized gains on derivatives	—	—	—	—	11,119	11,119
Minimum pension liability adjustment	—	—	—	—	(5,818)	(5,818)

Total comprehensive income	—	—	—	46,390	5,301	51,691
Compensation from compensatory stock plans	1,356	—	1,828	—	—	1,828
Exercise of employee stock options	200,412	2	1,415	—	—	1,417
Dividends declared ($1.62 per share)	—	—	—	(50,367)	—	(50,367)

BALANCE, December 31, 2005	31,065,963	311	317,877	(42,874)	5,217	280,531
Net Income	—	—	—	34,043	—	34,043
Unrealized loss on derivatives, net of taxes	—	—	—	—	(3,388)	(3,388)
Minimum pension liability adjustment, net of taxes	—	—	—	—	5,192	5,192

Total comprehensive income	—	—	—	34,043	1,804	35,847
Compensation from compensatory stock plans	779	—	2,354	—	—	2,354
Exercise of employee stock options	312,928	3	1,737	—	—	1,740
Income tax benefit related to stock options	—	—	48	—	—	48
Dividends declared ($1.62 per share)	—	—	—	(51,145)	—	(51,145)

Initial impact upon adoption of SFAS No. 158
Pension, net of taxes	—	—	—	—	(1,071)	(1,071)
Other postretirement obligations, net of taxes	—	—	—	—	(605)	(605)

BALANCE, December 31, 2006	31,379,670	314	322,016	(59,976)	5,345	267,699
Net Income	—	—	—	29,315	—	29,315
Unrealized loss on derivatives, net of taxes	—	—	—	—	(8,629)	(8,629)
Post retirement benefit plan adjustment, net of taxes	—	—	—	—	3,921	3,921

Total comprehensive income (loss)	—	—	—	29,315	(4,708)	24,607
Compensation from compensatory stock plans	82,447	—	2,687	—	—	2,687
Shares reacquired	(26,902)	—	(561)	—	—	(561)
Exercise of employee stock options	5,000	—	21	—	—	21
Income tax benefit related to stock options	—	—	7	—	—	7
Dividends declared ($1.62 per share)	—	—	—	(51,493)	—	(51,493)

BALANCE, December 31, 2007	31,440,215	$314	$324,170	$(82,154)	$637	$242,967

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(Dollars in Thousands)

	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,390	$34,043	$29,315
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	46,213	45,627	47,243
Amortization of intangible assets	2,387	2,109	1,749
Amortization of debt issuance costs	591	591	591
Gain on sale of properties	—	(4,194)	—
Deferred income taxes	—	11,680	19,973
Non-cash stock based compensation expense	1,828	2,354	2,687
Changes in operating assets and liabilities, net of effects of business acquisitions:
Receivables	1,295	(199)	576
Inventories	257	(214)	129
Accounts payable	(5,473)	(1,742)	(503)
Other assets and liabilities	3,833	(562)	(1,559)

Net Cash Provided by Operating Activities	97,321	89,493	100,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,141)	(28,122)	(26,903)
Business acquisitions (net of cash acquired)	(94)	(18,115)	—
Purchase of wireless licenses	—	(11,473)	—
Proceeds from sale of properties	—	13,287	—

Net Cash Used in Investing Activities	(30,235)	(44,423)	(26,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	(1,507)	(9,000)	(13,000)
Proceeds from exercise of stock options	1,417	1,740	21
Shares reacquired	—	—	(561)
Dividends paid	(43,088)	(50,979)	(51,452)

Net Cash Used in Financing Activities	(43,178)	(58,239)	(64,992)

NET CHANGE IN CASH AND CASH EQUIVALENTS	23,908	(13,169)	8,306
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,874	26,782	13,613

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,782	$13,613	$21,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$31,930	$31,024	$31,269

Cash paid for income taxes	$140	$964	$633

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

•	Dividends on common stock of $12,680 were declared on December 16, 2005 for shareholders of record as of December 30, 2005 and paid on January 17, 2006.

•	Dividends on common stock of $12,846 were declared on December 15, 2006 for shareholders of record as of December 29, 2006 and paid on January 16, 2007.

•	Dividends on common stock of $12,887 were declared on December 14, 2007 for shareholders of record as of December 31, 2007 and paid on January 15, 2008.

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

1. ORGANIZATION

Business Description—Iowa Telecommunications Services, Inc. and subsidiaries (“Iowa Telecom” or the “Company”) is the second largest incumbent local exchange carrier (“ILEC”) in the State of Iowa and is estimated to be one of the top 20 largest ILECs in the United States, with an integrated telecommunications network serving approximately 240,700 total access lines. Iowa Telecom provides local, long distance and Internet access and communications equipment primarily to rural residential and business customers, and provides access services to interexchange carriers (“IXCs”) and other communications companies. The Company primarily operates on a regulatory basis under intrastate price cap regulation in the State of Iowa and under various FCC regulations for its interstate services. The Company manages its business as one operating segment.

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Iowa Telecommunications Services, Inc., the parent company, is an operating company. For 2007, the parent company represents approximately 86% of total revenues, approximately 93% of net income and over 96% of total assets of the consolidated company. The subsidiaries, individually and in the aggregate, are not material as they represent less than 14% of consolidated revenue, earnings and total assets.

Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, the earning process is complete and collectability is reasonably assured. The prices for regulated services are filed in tariffs with the appropriate regulatory bodies that exercise jurisdiction over the various services.

Local Services—Monthly recurring local line charges are billed to end users in advance. Revenue is recognized during the period these services are rendered. Billed but unearned revenue is deferred and recorded as a current liability included in advanced billings and customer deposits.

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

Data and Internet Sales—Monthly recurring charges for dial-up and DSL Internet access services are billed to end users in advance. Revenue is recognized during the period these services are provided. Billed but unearned revenue is included in advanced billings and customer deposits

Other Services and Sales—Other services and sales consist primarily of revenues from directory publishing, inside line care, the sale, installation and maintenance of customer premise voice and data equipment(“CPE”), and the lease of office space. The monthly recurring charges for inside line care are billed to end users in advance. Revenue is recognized during the period these services are provided. Billed but unearned revenue is included in advanced billings and customer deposits. The Company recognizes directory services revenue on a

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

straight-line basis over the twelve month period in which the corresponding directory is distributed. The Company recognizes the revenue from the sale and maintenance of CPE in the period the sale or service is rendered. Rent is recognized on a straight-line basis over the term of the lease agreement.

Cash and Cash Equivalents—Cash and cash equivalents include cash and temporary investments with maturities of three months or less from the acquisition date of the instrument.

Estimating Valuation Allowances—The Company must make estimates of the uncollectability of its accounts receivables. The Company specifically analyzes accounts receivables and historic bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Inventories—Inventories, which consist mainly of cable, supplies and replacement parts, are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

Property and Depreciation—Property, plant and equipment are carried at cost. Depreciation has been calculated using the composite remaining life methodology and straight-line depreciation rates. This method depreciates the remaining net investment in telephone plant, less anticipated net salvage value, over remaining economic asset lives by asset category. This method requires the periodic review and revision of depreciation rates. The economic asset lives used are as follows: buildings—20 years; cable and wire—7-20 years; switching and circuit equipment—10 years; and other property—5-10 years. When depreciable telephone plant is retired in the normal course of business, the amount of such plant is deducted from the respective plant and accumulated depreciation accounts with no gain or loss recognized.

The Company completed a review of the depreciation rates during the first quarter of 2006. The revised depreciation rates were made effective January 1, 2006 and decreased the composite depreciation rates from 9.8% to 9.6%. The effect of this change in accounting estimate reduced depreciation expense approximately $500,000 on an annualized basis, based on the levels of property, plant, and equipment as of December 31, 2005.

Goodwill and Other Intangible Assets—Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently under various conditions) for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Impairment occurs when the fair value of the asset is less than its carrying value. The Company performs its annual goodwill and other indefinite-lived-intangible asset impairment test during the third quarter, primarily using discounted cash flow and market value of equity and debt methodologies. Intangible assets with definite lives include the value assigned to customer base and easements at the date of acquisition, which are being amortized using a straight-line method over 6 to 20 years.

While our wireless licenses are issued for only a fixed time, such licenses are subject to renewal by the FCC. Renewals of licenses occur routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, we treat the wireless licenses as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and test for impairment using the “Greenfield” approach.

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

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

the expected cash flows (undiscounted and without interest) resulting from the use of the asset are less than the carrying amount, an impairment loss is recognized based on the difference between the carrying amount and the fair value of the assets. No impairment loss has been recognized to date.

Debt Issuance Costs—Deferred financing costs are amortized over the term of the related debt issuance.

Income Taxes—Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent that it is unlikely they will be realized. See footnote 10, Income Taxes, for further discussion.

Stock-Based Compensation—The Company adopted SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”), effective January 1, 2006. This statement replaced SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased, or cancelled after that date. Adoption of SFAS 123(R) standard on January 1, 2006 did not have a material effect on the Company’s financial position, results of operations or cash flows because all of the Company’s outstanding stock options were fully vested at the date of issuance of SFAS 123(R). The Company had adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), during 2004 using the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, effective January 1, 2004. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is recognized as expense over the vesting period. In connection with the use of the retroactive restatement method, the Company calculated the fair value of outstanding awards using the minimum value method as if the fair value method of SFAS No. 123 had been applied from its original effective date.

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

Interest Rate Swap Agreements—The Company has entered into interest rate swap agreements which the Company designated as a hedge against the variability in future interest payments due on $350 million of Term Loan B. The purpose of the swap agreements is to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt.

The swap agreements are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and qualify for cash flow hedge accounting of a variable-rate debt. In accordance with this standard, all changes in fair market value of the swap instruments attributable to hedge ineffectiveness are reported currently in earnings and are recorded in the Other Income (Expense) section of the Company’s Consolidated Statements of Income. Changes in fair market value of the swap instruments attributable to hedge effectiveness are recorded, net of income tax effects, in the Accumulated Other Comprehensive Income section of the Company’s Consolidated Statements of Stockholders’ Equity and Comprehensive Income. Accordingly, in the event that the swap agreements no longer qualify for cash flow

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

hedge accounting treatment, all changes in fair market value would be reported currently in earnings and are recorded in the Other Income (Expense) section of the Company’s Consolidated Statements of Income.

The fair value of the Company’s interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a nationally recognized financial institution. The fair value of the interest rate swap is recorded in the Other Long-Term Liabilities section of the Company’s Consolidated Balance Sheets.

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

Recently Issued Accounting Pronouncements—In September 2006, the FASB released SFAS. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106, and 132 (“SFAS 158”). SFAS 158 requires that the Company recognize the over-funded or under-funded status of its defined benefit and retiree medical plans as an asset or liability in its 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. The Company has adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. See footnote 13, Employee Benefit Plans, for further discussion.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). Guidance is provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Adoption of FIN 48 on January 1, 2007, had no effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this pronouncement to have a material impact on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS 159 also requires entities to display the fair value of those assets and liabilities on the face of the balance sheet. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company evaluated the provisions of this statement and did not elect to adopt the fair value option on any financial instruments or other items held by the Company on January 1, 2008.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The amendment had no impact on the Company’s financial position, results of operations or cash flows.

In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF Issue No. 06-11 to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding their interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have an impact on its financial position, results of operations or cash flows as all of the Company’s current subsidiaries are wholly owned.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions and also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company will evaluate the impact of this pronouncement on its consolidated financial statements as it considers any future acquisitions that would occur for reporting periods after fiscal year 2008.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

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

	For the Years Ended December 31,
	2005	2006	2007
	(in thousands except per share amounts)
Net Income	$46,390	$34,043	$29,315

Weighted average shares outstanding—basic	30,937	31,221	31,415

Diluted shares outstanding:
Weighted average shares outstanding	30,937	31,221	31,415
Add shares issuable upon exercise of stock options, net	682	580	540
Add unvested compensatory stock shares	101	303	90

Weighted average shares outstanding—diluted	31,720	32,104	32,045

Earnings Per Share:
Basic	$1.50	$1.09	$0.93
Diluted	$1.46	$1.06	$0.91

As of December 31, 2005, 2006, and 2007, total options outstanding were 995,507, 682,579, and 677,579, respectively.

3. REVENUES

The table below sets forth the components of our revenues and sales for the years ended December 31, 2005, 2006, and 2007:

	Year Ended December 31,
	(in thousands)
	2005	2006	2007
Local services	$75,581	$76,428	$73,918
Network access services	101,227	96,217	100,636
Toll services	23,813	21,804	21,213
Data and internet services	20,980	25,016	29,512
Other services and sales	10,039	14,620	26,122

Total revenues and sales	$231,640	$234,085	$251,401

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31:

	2006	2007
	(in thousands)
Customers	$14,151	$15,132
Connecting companies	7,051	5,125
Other	789	600
Allowance for doubtful accounts	(1,163)	(605)

Total	$20,828	$20,252

The following is a summary of activity for the allowance of doubtful accounts during each of the three years ended December 31, 2007:

	Beginning Balance	Additional Charges to Income	Deduction from Reserve	Ending Balance
Year ended December 31, 2005	$3,147	$1,964	$(4,027)	$1,084
Year ended December 31, 2006	1,084	1,224	(1,145)	1,163
Year ended December 31, 2007	1,163	53	(611)	605

The Company grants credit to its customers in the normal course of business. At December 31, 2006 and 2007, had outstanding trade receivables from telecommunications companies which totaled $7.1 million and $5.1 million, respectively. During 2005 and 2006, the Company had one customer that represented approximately 12% and 11% of total revenue and sales, respectively. During 2007, the Company did not have any customers that represented more than 10% of total revenue and sales.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

	Estimated Useful Lives in Years	2006	2007
		(in thousands)
Land	—	$3,345	$3,796
Buildings	20	21,904	26,418
Plant and equipment	7-20	471,219	489,514
Furniture, vehicles and other	5-10	10,103	13,348
Construction in progress	7-20	14,985	9,873

Total property, plant and equipment		521,556	542,949
Less accumulated depreciation		(222,581)	(264,284)

Total property, plant and equipment, net		$298,975	$278,665

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

6. GOODWILL, INTANGIBLE ASSETS AND OTHER

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets as required by SFAS No. 142, Goodwill and Other Intangible Assets, as of August 31, 2006 and 2007.

Total goodwill at December 31, 2005 was $460.1 million. During 2006, the purchases of Montezuma Mutual Telephone Company (“Montezuma Telephone”), and Baker Communications, Inc. (“Baker Communications”) increased goodwill by $6.6 million and $5.4 million, respectively. The sale of exchanges reduced goodwill by $5.5 million, which resulted in a goodwill balance of $466.6 million at December 31, 2006. Total goodwill at December 31, 2007 was $466.6 million.

Intangible assets and other consisted of the following at December 31:

		2007
	Life	Cost	Accumulated Amortization	Net Book Value
			(in thousands)
Definite-lived intangible assets	6-20 years	$14,755	$(4,966)	$9,789
Debt issuance costs	7 years	4,138	(1,836)	2,302
Wireless licenses	—	11,753	—	11,753
Other assets	—	1,044	—	1,044

Total		$31,690	$(6,802)	$24,888

		2006
	Life	Cost	Accumulated Amortization	Net Book Value
			(in thousands)
Definite-lived intangible assets	6-20 years	$16,251	$(4,713)	$11,538
Debt issuance costs	7 years	4,138	(1,245)	2,893
Wireless licenses	—	11,753	—	11,753
Fair value of swap agreements	—	13,553	—	13,553
Other assets	—	245	—	245

Total		$45,940	$(5,958)	$39,982

Amortization expense for definite-lived intangible assets was $2.4 million, $2.1 million and $1.7 million for the years ended December 31, 2005, 2006 and 2007, respectively. Estimated annual amortization expense for definite-lived-intangible assets for each of the next five years and cumulative thereafter is as follows (in thousands):

2008	$1,400
2009	1,140
2010	987
2011	983
2012	851
Thereafter	4,428

Total	$9,789

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

7. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following at December 31:

	2006	2007
	(in thousands)
Property tax payable	$7,871	$8,414
Dividends payable	12,846	12,887
Accrued compensation	5,717	7,564
Other	5,601	3,239

Total	$32,035	$32,104

8. LONG-TERM DEBT

Long-term debt obligations consisted of the following at December 31:

	2006	2007
	(in thousands)
Credit Facility Term Loan B	$400,000	$400,000
Credit Facility Term Loan C	70,000	70,000
Credit Facility Term Loan D	7,778	7,778

	477,778	477,778
Less current portion	—	—

Long-term debt obligations, net of current portion	$477,778	$477,778

The aggregate maturities of long-term obligations for each of the next five years and thereafter subsequent to December 31, 2007 are as follows:

Year Ended December 31,	Term Loan B	Term Loan C	Term Loan D	Total
(in thousands)
2008	$—	$—	$—	$—
2009	—	—	—	—
2010	—	—	—	—
2011	400,000	70,000	7,778	477,778
2012	—	—	—	—

Total	$400,000	$70,000	$7,778	$477,778

Long-Term Debt and Revolving Credit Facilities

Credit Facilities

As a part of the Company’s initial public offering and the related debt refinancing in 2004, we entered into the Amended and Restated Credit Agreement with the Rural Telephone Finance Cooperative, as administrative agent, and a group of lenders, including the Rural Telephone Finance Cooperative, providing for a total of up to $577.8 million in term and revolving credit facilities, and simultaneously retired the previously outstanding senior credit facility with the Rural Telephone Finance Cooperative. In August 2005, the Company entered into

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

amendments to the credit agreement that reduced the applicable interest rates and clarified certain definitions. As of December 31, 2007, the Company had outstanding $477.8 million of senior debt under the term facilities, and had $18.0 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of December 31, 2007, $18.0 million was outstanding on the revolving credit facility and $82.0 million was available. Borrowings under the revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of December 31, 2007, the Company had $18.0 million outstanding under an ABR election at an all-in rate of 8.25%. As of December 31, 2006, the Company had $31.0 million outstanding under LIBOR elections at an average all-in rate of 7.36%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of December 31, 2007, $350.0 million was outstanding under Term Loan B based upon a LIBOR election effective through March 28, 2008, at an all-in rate of 6.60%. The Company entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of December 31, 2007, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through March 12, 2008, at an all-in rate of 7.23%.

Term Loan C is a $70.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. The interest rate on Term Loan C was fixed at 6.65% until November 2007. Effective August 1, 2007, the Company elected a new all-in fixed interest rate of 6.95% through June 2011 on Term Loan C. Upon the expiration of the fixed interest rate period, the term loan will convert to the Rural Telephone Finance Cooperative base variable rate plus 0.85%.

Term Loan D is a $7.8 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. The interest rate on Term Loan D was fixed at 6.65% until November 2007. Effective August 1, 2007, the Company elected a new all-in fixed interest rate of 6.95% through June 2011 on Term Loan D. Upon the expiration of the fixed interest rate period, the term loan will convert to the Rural Telephone Finance Cooperative variable rate plus 0.85%.

As a condition of borrowing under Term Loans C and D, the Company is required to invest $7.8 million, representing 10% of the total amounts of Term Loans C and D, in Subordinated Capital Certificates (“SCCs”) of the Rural Telephone Finance Cooperative. SCCs are non-interest bearing but, as a member of the Rural Telephone Finance Cooperative, the Company shares proportionately in the institution’s net earnings. The Rural Telephone Finance Cooperative will redeem the SCCs in proportion to principal repayments on Term Loans C and D.

The Company’s share of Rural Telephone Finance Cooperative net earnings, included in interest and dividend income was $924,000, $740,000 and $543,000 for the years ended December 31, 2005, 2006, and 2007, respectively.

The credit facilities are secured by substantially all of the Company’s tangible and intangible assets, properties and revenues as well. The credit facilities are guaranteed by all of the Company’s subsidiaries.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

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

The credit facilities require the Company, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require the Company, subject to certain exceptions, to make prepayments under the credit facilities for equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of December 31, 2007, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which the Company was in compliance with as of December 31, 2007.

Interest Rate Swap

On August 26, 2005, the Company amended the swap arrangements that were originally entered into on November 4, 2004. The amended swap arrangements effectively fixed the interest rate the Company will pay on $350 million of its indebtedness under its Term Loan B. The purpose of the swap agreements are to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt. As a result of these arrangements, the effective all-in interest rate on $350.0 million of indebtedness under the Company’s Term Loan B for the period beginning August 31, 2005 and ending November 23, 2011 will be 5.865%.

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

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

9. COMMON AND PREFERRED STOCK

Common Stock—The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value. Holders of common stock have one vote per share. As of December 31, 2007, the Company had 31,440,215 shares of common stock issued and outstanding.

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

10. INCOME TAXES

The Company’s provision for income taxes for the years ended December 31, 2005, 2006 and 2007 differed from the amounts determined by applying the statutory federal income tax rate of approximately 35% to income before taxes for the following reasons:

	2005	2006	2007
	(in thousands)
Expense at Federal Rate	$16,236	$16,223	$17,591
Increase (Decrease) resulting from:
State Income Tax	2,813	1,864	3,190
Valuation Allowance	(19,359)	(5,903)	—
Other, net	310	125	164

Total income tax expense	$—	$12,309	$20,945

Income tax (benefit) expense consisted of the following for the years ended December 31:

	2005	2006	2007
	(in thousands)
Current Tax Expense:
Federal	$110	$467	$712
State	30	162	260
Deferred Income Tax Expense:
Federal	(110)	9,942	17,032
State	(30)	1,738	2,941

Total income tax expense	$—	$12,309	$20,945

Current income tax expense for 2005, 2006 and 2007 was due pursuant the alternative minimum tax requirements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

The Company’s deferred income tax asset (liability) consisted of the following temporary differences at December 31:

	2006	2007
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$76,232	$65,984
Allowance for doubtful accounts	390	140
Alternative minimum tax credit carryforward	821	1,793
Stock-based compensation	1,464	1,932
Loss on interest rate swap	—	691
Other	1,276	639

Total	$80,183	$71,179

Deferred Tax Liabilities:
Depreciation and amortization	$(91,303)	$(101,711)
Gain on interest rate swap	(5,381)	—
Other	(2,360)	(4,983)

Total	$(99,044)	$(106,694)

Net deferred tax liability	$(18,861)	$(35,515)

Current portion of deferred tax liability	$(145)	$(260)
Long-term deferred tax liability	(18,716)	(35,255)

Total deferred tax liability	$(18,861)	$(35,515)

The Company files income tax returns in the U.S. federal jurisdiction and three state jurisdictions. The Company is not currently under income tax examination in any jurisdiction. For federal and state tax purposes, the Company’s 2001 through 2006 tax years remain open for examination by the tax authorities due to net operating losses remaining to be utilized. The adoption of FIN 48 on January 1, 2007, had no effect on the Company’s financial position, results of operations, or cash flows.

The Company had no unrecognized tax benefits at the time of adoption of FIN 48 on January 1, 2007, or as of December 31, 2007.

The following is a summary of activity for the valuation allowance of deferred tax assets for the years ended December 31, 2005, 2006, and 2007:

Year Ended December 31,	Beginning Balance	Additional Charges to Income	Deduction from Reserve	Ending Balance
2005	$26,126	$—	$(20,571)	$5,555
2006	5,555	—	(5,555)	—
2007	—	—	—	—

A valuation allowance had been provided at December 31, 2005 for the deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. The Company has determined that, based upon the evidence available as of June 30, 2006, and as of the end of each period thereafter, the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will be, more likely than not, sufficient to utilize the entire deferred tax asset. As such, the Company determined that no valuation allowance was required for its deferred tax assets, and reversed the remaining valuation allowance during 2006.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

At December 31, 2007, the Company had unused tax net operating loss carryforwards of approximately $159.8 million which expire in 2021 to 2024.

11. OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income was comprised of the following components as of December 31:

	2006	2007
	(in thousands)
Cumulative unrealized earnings (loss) on derivative	$7,647	$(982)
Minimum pension liability adjustment	(1,697)	(792)
Minimum other postretirement benefit obligation	(605)	2,411

	$5,345	$637

Components of other comprehensive income (loss) for the twelve months ended December 31 were:

	Other Comprehensive Income
	2005	2006	2007
	(in thousands)
Unrealized earnings (loss) on derivatives	$11,119	$1,992	$(14,700)
Income tax benefit (expense) including reversal of valuation allowance	—	(5,380)	6,071
Minimum pension liability adjustment	(5,818)	4,751	6,680
Income tax benefit (expense) including reversal of valuation allowance	—	441	(2,759)

Total other comprehensive income	$5,301	$1,804	$(4,708)

Initial impact upon adoption of SFAS No. 158:
Pension	$—	$(1,825)	$—
Income tax benefit	—	754	—
Other postretirement obligations	—	(1,031)	—
Income tax benefit	—	426	—

Total	$5,301	$128	$(4,708)

12. LEASES

The Company leases property in various locations throughout its service area. Future minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year are as follows as of December 31, 2007:

(in thousands)
2008	$248
2009	152
2010	66
2011	13
2012	1
Thereafter	43

Total	$523

Rental expense for the years ended December 31, 2005, 2006 and 2007 was $332,000, $403,000, and $415,000, respectively.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

13. EMPLOYEE BENEFIT PLANS

SFAS 158

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The Company adopted SFAS 158 prospectively on December 31, 2006. SFAS 158 requires that the Company recognize all obligations related to defined benefit pensions and other postretirement benefits. This statement requires that the Company quantify the plans’ funding status as an asset or a liability on its consolidated balance sheet.

SFAS 158 requires that the Company measure the plans’ assets and obligations that determine its funded status as of the end of the fiscal year. The Company was also required to recognize as a component of other comprehensive income the changes in funded status that occurred during the year that was not recognized as part of net periodic benefit cost as explained in SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

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

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan, that covers many former GTE employees. The provisions of the Plan were assumed by the Company in connection with the GTE Acquisition. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump-sum benefits, and various annuity options.

During the second quarter of 2005, the Company amended the Plan to freeze the accrued benefit for all salaried participants and for certain hourly participants, and permit certain other hourly participants to elect to discontinue further benefit accruals. As a result of the amendment, the benefits to be paid to salaried participants at their normal retirement age of 65 in the form of a life annuity are fixed. The accrued benefits for hourly employees subject to the mandatory benefit freeze and for those who elected to discontinue further benefit accruals were transferred to a separate plan (the “Spin-Off Plan”). The Spin-Off-Plan was terminated during the third quarter of 2006, with almost all benefits distributed in the fourth quarter of 2006. As a result of the Plan amendment and Spin-Off Plan termination, the number of employees accruing further benefits under the defined benefit pension plan has been reduced to approximately 40 from 175.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

Components of pension benefit costs and weighted average actuarial assumptions at December 31, were:

	2005	2006	2007
	(in thousands)
Pension benefit cost:
Service cost	$581	$234	$236
Interest cost	1,491	1,256	738
Expected return on plan assets	(1,004)	(687)	(615)
Amortization of unrecognized actuarial loss	740	473	168

Net periodic benefit cost	1,808	1,276	527

Settlement loss	1,485	2,985	—

Net periodic benefit cost, with adjustments	$3,293	$4,261	$527

Actuarial assumptions:
Discount rate	5.75/5.25%	5.50%	5.75%
Expected return on plan assets	7.00%	6.26%	7.00%
Long-term rate of compensation increase	4.00%	4.00%	4.00%

Due to the Plan amendment during 2005, the pension costs estimate for the period beginning June 1, 2005 through December 31, 2005 was determined using a discount rate of 5.25%. The pension costs estimate beginning January 1, 2005 through May 31, 2005 was determined using a discount rate of 5.75%.

During 2005 and 2006, the lump-sum distributions from the Plan exceeded the settlement threshold equal to the sum of the service cost and interest cost components of net periodic pension cost resulting in an additional charge to income of $1.5 million and $3.0 million, respectively. Lump-sum distributions during 2007 did not exceed the settlement threshold and therefore no settlement loss was recorded and income was not impacted by a settlement loss.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

The change in projected benefit obligation, change in plan assets, and funded status of the plan at December 31, were:

	2006	2007
	(dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$25,711	$12,646
Service cost	234	236
Interest cost	1,256	738
Actuarial gain	(1,193)	(1,716)
Benefits paid	(13,362)	(731)
Amendments	—	277

Projected benefit obligation at end of year	$12,646	$11,450

Change in plan assets:
Fair value of plan assets at beginning of year	$12,071	$7,355
Actual return on plan assets	819	549
Employer contributions	7,827	2,403
Benefits paid	(13,362)	(731)

Fair value of plan assets at end of year	$7,355	$9,576

Funded status at end of year:
Benefit obligation in excess of plan assets	$(5,291)	$(1,874)

Amounts recognized in accumulated other comprehensive income:
Net Loss	$2,891	$1,073
Prior Service Cost	—	277

Net amount recognized at year end	$2,891	$1,350

Actuarial assumptions:
Discount rate	5.75%	6.50%
Lump sum conversion rate-Salaried Employees	4.75%	6.00%
Lump sum conversion rate-Hourly Employees	4.75%	5.50%
Long-term rate of compensation increase	4.00%	4.00%

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into the net periodic benefit cost over the next fiscal year are $0 and $27,000, respectively.

The discount rate the Company used is based on the yield of a portfolio of high quality, fixed income debt instruments matched against the timing and amounts of projected future benefits. The expected return on plan assets is based on the Company’s asset allocation mix and historical returns, taking into account current and expected market conditions. The actual return on pension plan assets, net of trust paid expenses, was approximately 6.9% in 2007, and 8.80% in 2006. During 2006, the Company’s expected return on plan assets was 6.26% and included a 5.70% expected return on plan assets for the Spin-Off Plan and a 7.00% expected return on plan assets for the continuing plan.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31, were:

	2006	2007
	(in thousands)
Projected benefit obligation	$12,646	$11,450
Accumulated benefit obligation	10,821	9,735
Fair value of plan assets	7,355	9,576

Cash Contributions

The following table details the Company’s cash contributions for the years ended December 31, 2006 and 2007, and the expected contributions for 2008 (in thousands):

2006	$7,827
2007	2,403
2008 (expected)	1,000

The Company contributed $5.9 million during 2006 due to the termination of the Spin-Off Plan. The Company’s policy with respect to funding the qualified plans is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes.

Benefit Payments

The following table details expected benefit payments for the years 2008 through 2017 (in thousands):

2008	$553
2009	616
2010	696
2011	812
2012	851
Years 2013 – 2017	6,466

Asset Allocation Strategy

The Company’s pension plan asset allocation at December 31, 2006 and 2007 and target allocation for 2008 were as follows:

	Target Allocation	Percentage of Plan Assets December 31,
Assets Category	2008	2006	2007
Equity securities	35%	35%	29%
Debt securities	65%	64%	71%
Other	0%	1%	0%

Total	100%	100%	100%

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

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

Defined Contribution Plan

The Company participates in two 401(k) employee savings plans, which allow for voluntary contributions into designated investment funds by eligible employees. The Iowa Telecom Savings Plan covers full-time salaried employees, with the Company matching employees’ contributions at the rate of 75% on the first 6% of contributions. The Iowa Telecom Hourly Savings Plan covers members of the Communication Workers of America (CWA) and International Brotherhood of Electrical Workers (IBEW), with the Company matching employees’ contributions at the rate of 66% on the first 6% of contributions. The Company may make additional contributions on behalf of both 401(k) employee savings plans’ participants who are not participants in the Iowa Telecom Pension Plan. For fiscal 2005, 2006 and 2007, the Company made additional contributions of either 3%, 4% or 11% of eligible compensation. Company contributions for both plans were $1.6 million, $1.5 million and $1.9 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Postretirement Benefits

The Company assumed a postretirement benefit obligation plan for employees who qualified for benefits at the date of the GTE Acquisition. This plan provides for certain medical and life insurance benefits to select employees who satisfy the requirements for an early or normal pension under the defined benefit pension plan.

During the second quarter of 2007, the Company amended its post retirement welfare plan. The amendment eliminated medical benefits for certain retirees and reduced benefits for others. Life insurance benefits were eliminated for most retirees covered under the agreement. At the time of the plan amendment, approximately 58% of employees covered under the plan chose to opt out of the postretirement welfare plan. The significant change in the number of plan participants required a re-measurement of the benefit obligations. The re-measurement resulted in a one time curtailment gain of $247,000 and reduction in the liability recorded for prior service costs of $5.6 million, which will be amortized over 5.31 years as a component of the annual cost.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

Components of postretirement benefit costs and weighted average actuarial assumptions at December 31, were:

	2005	2006	2007
	(dollars in thousands)
Postretirement benefit cost:
Service cost	$176	$182	$76
Interest cost	506	485	306
Amortization of unrecognized prior service cost	(154)	(155)	(757)
Amortization of unrecognized net actuarial loss	152	95	88

Net periodic benefit costs	680	607	(287)
Curtailment gain	—	—	(247)

Total postretirement benefit cost, with adjustments	$680	$607	$(534)

Actuarial assumptions:
Discount rate	5.50%	5.25%	5.50%

The change in accumulated benefit obligation, change in plan assets, and funded status of the plans at December 31, were:

	2006	2007
	(dollars in thousands)
Change in accumulated benefit obligation:
Accumulated benefit obligation at beginning of year	$9,849	$9,464
Service cost	182	76
Interest cost	485	306
Actuarial loss	(749)	(730)
Benefits paid	(303)	(246)
Amendments	—	(5,325)

Accumulated benefit obligation at end of year	$9,464	$3,545

Amounts recognized in the balance sheet:
Current liabilities	$525	$329
Non-current liabilities	8,939	3,216

Net amount recognized at year end	$9,464	$3,545

Amounts recognized in accumulated other comprehensive income:
Net loss	1,468	$649
Prior service cost (credit)	(437)	(4,757)

Net amount recognized at year end	$1,031	$(4,108)

Actuarial assumptions:
Discount rate	5.50%	6.00%

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $48,000 and ($1,058,000), respectively.

The health care cost trend rate used in determining the accumulated postretirement benefit obligation at December 31, 2006 and 2007 was assumed to be 9.5%, decreasing incrementally until reaching an ultimate rate of 5.0% in 2016 and 2017, respectively.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

Assumed health care cost trend rates have a minor effect on the amount reported for health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects as of and for the year ended December 31, 2007:

	One Percent Increase	One Percent Decrease
	(in thousands)
Effect on total service and interest cost components	$95	$(40)
Effect on accumulated postretirement benefit obligation	0	0

Cash Contributions and Benefit Payments

The Company’s postretirement benefits are unfunded, and therefore cash contributions for postretirement benefits are equal to the benefit payments.

The following table details the cash contributions and benefit payments for the years ended December 31, 2005, 2006 and 2007, and the expected cash contributions and benefit payments for 2008 through 2017 (in thousands):

2005	$114
2006	303
2007	246
2008 (expected)	329
2009 (expected)	332
2010 (expected)	349
2011 (expected)	368
2012 (expected)	348
Years 2013 – 2017 (expected)	1,508

All benefit payments for other postretirement benefits are voluntary, as the postretirement plans are not funded, and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent claims paid for medical and life insurance, and the Company anticipates the 2008 postretirement benefit payments will be made from cash generated from operations.

Changes In Medicare

The effects, if any, of the Medicare Prescription Drug Improvement and Modernization Act of 2003 on the plan were not reflected in the above measures of the benefit obligation or benefit cost. Recent regulations provide guidance on whether plans may qualify for the federal subsidy provided to employers who provide prescription drug benefits that are at least actuarial equivalent to those provided under the Act. The Company did not apply for the subsidy for 2007 and has not determined whether it qualifies for the subsidy for subsequent years. If the Company qualifies for the subsidy, it could require the Company to change previously reported information to reflect lower expected Company-paid benefits.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

14. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s initial public offering, 518,340 have been exercised and 677,579 remained outstanding as of December 31, 2007. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

The Company recorded $1.4 million, $1.1 million, and $1.0 million of stock-based compensation expense during 2005, 2006, and 2007, respectively, to reflect the change in the fair value of the options from the reduction of the exercise price resulting from the declaration of cash dividends.

The fair value of each option grant and subsequent modification is estimated using the Black-Scholes option-pricing model. The table below depicts the weighted-average assumptions used in determining the options’ fair value at the time of the exercise price reductions.

	Year Ended December 31,
	2005		2006		2007
Weighted Average Expected Life (in years)	3.93	yr	2.84	yr	2.23	yr
Risk free interest rate	4.03%		4.87%		4.14%
Volatility(1)	29	%(1)	22	%(1)	22	%(1)
Dividend yield	0%		0%		0%

(1)	Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate for a pool of similar entities was used.

A summary of the status of options granted under the 2002 Incentive Plan as of December 31, 2006 and 2007, and the changes during the years then ended, is presented below:

	Year Ended December 31, 2006		Year Ended December 31, 2007
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	995,507	$6.29	682,579	$4.72
Exercised	(312,928)	$5.56	(5,000)	$4.14

OUTSTANDING AT DECEMBER 31,	682,579	$4.72	677,579	$3.10

Options exercisable at DECEMBER 31,	682,579	$4.72	677,579	$3.10

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life In Years	Number	Weighted Average Exercise Price per Share	Weighted Average Aggregate Intrinsic Value
$2.51 to $3.00	533,005	4.3	533,005	$2.93	$7,105,000
$3.01 to $3.50	129,379	4.7	129,379	$3.48	$1,654,000
$6.01 to $6.50	15,195	6.1	15,195	$6.06	$155,000

The weighted average exercise price of options exercisable at December 31, 2007 reflects the reductions required by the plan, as a result of the declaration of cash dividends. Pursuant to the 2002 Incentive Plan, all options became fully vested on November 23, 2004 as a result of the change in share ownership resulting from the Company’s initial public offering of common stock.

The total intrinsic value of options exercised during 2005, 2006, and 2007 was $2.3 million, $4.0 million, and $93,000, respectively. The Company received total cash proceeds of $1.4 million, $1.7 million, and $21,000, respectively, related to the exercise of options during 2005, 2006, and 2007. The income tax benefit realized as a result of options exercised was $61,000, $48,000, and $7,000 during 2005, 2006, and 2007, respectively.

2005 Stock Incentive Plan

The Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) allows for the issuance of up to an aggregate of 1.5 million shares of restricted or unrestricted stock, of which 460,300 shares of restricted stock, net of forfeitures and cancellations, have been awarded to various officers and employees of the Company and 2,757 shares of unrestricted stock have been issued to members of the Company’s Board of Directors.

A summary of the status of the restricted shares awarded pursuant to the 2005 Incentive Plan as of December 31, 2006 and 2007, and the changes during the years then ended is presented below:

	Year Ended December 31, 2006			Year Ended December 31, 2007
	Shares		Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
OUTSTANDING AT BEGINNING OF YEAR	242,500		$18.66	339,300	$18.50
Granted	96,800	(1)	18.10	133,000 (2)	21.80
Vested	—		—	(81,825)	18.47
Cancelled/Forfeited	—		—	(12,000)	19.32

OUTSTANDING AT END OF YEAR	339,300		$18.50	378,475	$19.64

(1)	Weighted average vesting period at grant date for shares granted is 47 months.
(2)	Weighted average vesting period at grant date for shares granted is 59 months.

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award. The Company recorded $388,000, $1.2 million, and $1.7

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

million of stock-based compensation expense related to the 2005 Incentive Plan during 2005, 2006, and 2007, respectively. The remaining amount to be charged to expense for unvested awards over the remaining service periods of 5.31 years is $5.7 million. The Company also recorded $25,000, $13,000, and $13,000 respectively, of expense during 2005, 2006, and 2007 related to the unrestricted shares issued to members of its Board of Directors. The total fair value of shares vested during 2007 was $1.7 million. No shares vested during 2005 or 2006.

The Company has a policy that permits the repurchase of a portion of vested shares from participants upon their vesting in order to satisfy tax withholding obligations. The aggregate fair market value of such repurchases may not exceed the participant’s minimum statutory tax withholding obligation due upon vesting. During 2007, the Company reacquired 26,902 shares for this purpose. No shares were reacquired by the Company during 2005 or 2006.

During 2005, a valuation allowance had been provided for our deferred tax assets that expire over time to the extent they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. Accordingly, no income tax benefit was recognized related to stock-based compensation arrangements. During 2006, the Company recognized $831,000 of income tax benefit related to all stock-based compensation arrangements, excluding the effects related to the reversal of our income tax valuation allowance. During 2007, the Company recognized $1.0 million of income tax benefit related to all stock-based compensation arrangements.

15. RELATED PARTY TRANSACTIONS

During 2005, 2006 and 2007, the Company sold network and special access services to a significant stockholder. The Company also purchased certain services including switch monitoring and telecommunication circuits from the related party and resold certain products obtained from the related party. During 2006, the significant stockholder reduced its holdings of the Company’s common stock, and therefore, as of December 31, 2006, is no longer considered a related party. During 2007, there were no material related party transactions. The following table summarizes the amounts included in the accompanying financial statements related to these services:

	2005	2006	2007
	(in thousands)
Revenues	$2,136	$2,317	$—
Expenses	$12,146	$10,203	$—
Accounts receivable	$119	$—	$—
Accounts payable	$2,218	$—	$—

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

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

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

Interest Rate Swaps—See footnote 18 for information regarding the fair value of the Company’s interest rate swap agreements.

The estimated fair value of the Company’s financial instruments as of December 31, 2006 and 2007 was as follows:

	2006		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$13,613	$13,613	$21,919	$21,919
Financial Liabilities:
Fixed Rate long-term debt:
Term Loan C	$70,000	$69,276	$70,000	$72,533
Term Loan D	$7,778	$7,697	$7,778	$8,059
Floating rate debt:
Term Loan B	$400,000	$400,000	$400,000	$400,000
Interest rate swap	$13,553	$13,553	$(1,865)	$(1,865)

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

The Company has entered into interest rate swap agreements to adjust the interest rate profile of its debt obligations and to achieve a targeted mix of floating and fixed rate debt. The floating rate payers under the interest rate swap agreements are nationally recognized counterparties. They have been accorded ratings similar to other large commercial banks and the Company periodically monitors these credit ratings. While the Company may be exposed to losses due to non-performance of the banks (the calculation agents), it considers the risk remote and does not expect the settlement of these transactions to have a material effect on its financial condition or results of operations.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

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

During 2007, the fair market value of the swap instrument decreased by $15.4 million. The portion of the change in fair value attributable to hedge ineffectiveness, which for 2007 was a loss of $522,000, is recorded in the Other Income section of the Company’s Consolidated Statements of Income. The portion of the change in fair value attributable to hedge effectiveness is recorded, net of income tax effects, in the Accumulated Other Comprehensive Income section of the Company’s Consolidated Statements of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

During 2006, the fair market value of the swap instrument increased by $1.4 million. The portion of the change in fair value attributable to hedge ineffectiveness, which for 2006 was a loss of $368,000, is recorded in the Other Income section of the Company’s Consolidated Statements of Income. The portion of the change in fair value attributable to hedge effectiveness is recorded, net of income tax effects, in the Accumulated Other Comprehensive Income section of the Company’s Consolidated Statements of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

During 2005, the Company recognized a gain of $10.8 million, resulting from changes in the fair market value of the swap instrument. The portion of the change in fair value attributable to hedge ineffectiveness, which for 2005 was $1,000, is recorded in the Other Income section of the Company’s Consolidated Statements of Income. The portion of the change in fair value attributable to hedge effectiveness is recorded in the Accumulated Other Comprehensive Income section of the Company’s Consolidated Statements of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

The fair value of the Company’s interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a nationally recognized financial institution. The fair value of the interest rate swap was a liability position of $1.9 million as of December 31, 2007 and is recorded in the Other Long-Term Liabilities section of the Company’s Consolidated Balance Sheets. The fair value of the interest rate swap was an asset position of $13.6 million as of December 31, 2006 and is recorded in the Intangible and Other Assets section of the Company’s Consolidated Balance Sheets.

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

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

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

The allocation of the purchase price of Montezuma Mutual Telephone Company was as follows:

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

The allocation of the purchase price of Baker Communications was as follows:

Allocation
(dollars in thousands)
Property, plant & equipment	$881
Current assets	$3,338
Liabilities	$(4,353)
Amortizable intangible assets	$3,450
Goodwill	$5,441
Weighted average useful life of amortizable intangibles	6 yr

21. SUBSEQUENT EVENT

On February 7, 2008, the Company announced a definitive agreement to acquire Bishop Communications Corporation (“Bishop Communications”) for a total purchase price of $43.9 million, subject to certain future adjustments and regulatory approvals.

Bishop Communications is a privately held holding company headquartered in Annandale, Minnesota whose subsidiaries provide a full array of regulated and non-regulated advanced telecommunications services to business and residential customers. As of December 31, 2007, Bishop Communications served 12,000 ILEC access lines, 5,100 CLEC lines, 4,300 data customers and 3,600 video customers, primarily in communities and rural areas covering 378 square miles located in central Minnesota.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

22. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED)

	2007
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
Operating revenues	$66,496	$62,735	$60,780	$61,390
Operating income	$25,611	$19,184	$18,772	$18,369
Net income	$10,473	$6,574	$6,291	$5,977
Earnings per share—basic	$0.33	$0.21	$0.20	$0.19
Earnings per share—diluted	$0.33	$0.20	$0.20	$0.19

	2006
	First Quarter	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
	(in thousands except per share amounts)
Operating revenues	$57,439	$57,172	$59,631	$59,843
Operating income	$19,691	$20,922	$21,663	$15,403
Net income	$12,018	$10,496	$8,032	$3,497
Earnings per share—basic	$0.39	$0.34	$0.26	$0.11
Earnings per share—diluted	$0.38	$0.33	$0.25	$0.11

(1)	Operating revenues included $4.8 million of revenue from certain non-recurring network access billing matters with connecting carriers.
(2)	Operating income and net income for the second quarter of 2006 included a $1.3 million gain on the sale of exchanges. Net income for the second quarter of 2006 included a charge of $2.8 million in income tax expense.
(3)	Operating income and net income for the third quarter of 2006 included a $2.9 million gain on the sale of exchanges. Net income for the third quarter of 2006 included a charge of $5.6 million in income tax expense.
(4)	Operating income and net income for the fourth quarter of 2006 included a pension settlement charge of approximately $2.7 million for distributions related to the retirement pension plan. Net income for the fourth quarter of 2006 included a charge of $3.9 million in income tax expense.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls And Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of our internal control over financial reporting as stated in their report that follows.

(b) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Iowa Telecommunications Services, Inc. and subsidiaries

Newton, Iowa

We have audited the internal control over financial reporting of Iowa Telecommunications Services, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

/s/ Deloitte & Touche LLP

Des Moines, Iowa

February 29, 2008

******

ITEM 9B. Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 29, 2008.

IOWA TELECOMMUNICATIONS SERVICES, INC.

/s/ ALAN L. WELLS
Alan L. Wells President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN L. WELLS Alan L. Wells	President, Chief Executive Officer and Director Principal Executive Officer	February 29, 2008

/S/ CRAIG A. KNOCK Craig A. Knock	Vice President, Chief Financial Officer and Treasurer, Principal Accounting Officer	February 29, 2008

/S/ NORMAN C. FROST Norman C. Frost	Director	February 29, 2008

/S/ BRIAN G. HART Brian G. Hart	Director	February 29, 2008

/S/ H. LYNN HORAK H. Lynn Horak	Director	February 29, 2008

/S/ CRAIG A. LANG Craig A. Lang	Director	February 29, 2008

/S/ KENDRIK E. PACKER Kendrik E. Packer	Director	February 29, 2008

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc.*

3.2	Amended and Restated By-Laws of Iowa Telecommunications Services, Inc.*

10.1	Settlement Agreement dated as of April 2, 2004, between Iowa Telecommunications Services, Inc., the Iowa Utilities Board, the Office of Consumer Advocate, and Coon Rapids Municipal Utilities, Grundy Center Municipal Communications Utility, Harlan Municipal Utilities, Reinbeck Municipal Telecommunications Utility, Manning Municipal Communication and Television System Utility, and The Community Cable Television Agency of O’Brien County.*

10.2	Amended and Restated Credit Agreement, dated as of November 23, 2004, among Iowa Telecommunications Services, Inc., the several lenders from time to time parties thereto, CIBC World Markets Corp. and Lehman Brothers Inc., as co-lead arrangers, National Rural Utilities Cooperative Finance Corporation, as co-arranger, CIBC World Markets Corp., as syndication agent, and the Rural Telephone Finance Cooperative, as administrative agent.*

10.3	Amendment No. 1 dated as of August 26, 2005 to the Amended and Restated Credit Agreement dated as of November 23, 2004 between the Company, the several lenders from time to time party thereto, and Rural Telephone Finance Cooperative, as administrative agent—incorporated by reference to Exhibit 10.1 to Iowa Telecom’s Current Report on Form 8-K dated August 26, 2005

10.4	Form of Mortgage and Security Agreement, dated as of November 23, 2004, by and between Iowa Telecommunications Services, Inc., as mortgagor and Rural Telephone Finance Cooperative, as mortgage.*

10.5	Amended and Restated Pledge and Security Agreement, dated as of November 23, 2004, by and between Iowa Telecommunications Services, Inc., as pledgor and Rural Telephone Finance Cooperative, as collateral agent.*

10.6	Amended and Restated Security Agreement, dated as of November 23, 2004, among Iowa Telecommunications Services, Inc., Iowa Telecom Communications, Inc., Iowa Telecom Data Services, L.C., Iowa Telecom Technologies, LLC, and Rural Telephone Finance Cooperative.*

10.7	Employment Agreement dated August 3, 2005 between Iowa Telecommunications Services, Inc. and Alan L. Wells - incorporated by reference to Exhibit 10.1 to Iowa Telecom’s Current Report on Form 8-K dated August 2, 2005. #

10.8	Iowa Telecommunications Services, Inc. Stock Incentive Plan, adopted on April 26, 2002.*

10.9	Amendment to Iowa Telecommunications Services, Inc. Stock Incentive Plan, approved as of October 29, 2004.* #

10.10	Non-Competition Agreement, dated as of November 16, 2004, between Iowa Telecommunications Services, Inc. and Iowa Networks Services, Inc.*

10.11	2005 Stock Incentive Plan—incorporated by reference to Exhibit A to Iowa Telecom’s Definitive Proxy Statement for the 2005 Annual Meeting filed on Schedule 14A on April 29, 2005. #

10.12	Amendment No. 1 to Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan. #

10.24	Restricted Stock Agreement dated as of August 3, 2005 between Iowa Telecommunications Services, Inc. and Alan L. Wells—incorporated by reference to Exhibit 10.2 to Iowa Telecom’s Current Report on Form 8-K dated August 2, 2005. #

10.25	Form of Restricted Stock Agreement used under 2005 Stock Incentive Plan—incorporated by reference to Exhibit 10.3 to Iowa Telecom’s Current Report on Form 8-K dated August 2, 2005. #

Exhibit Number	Description
21	Subsidiaries of Iowa Telecommunications Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Previously filed as exhibits to Iowa Telecom’s Registration Statement on Form S-1 (File No. 333-114349) and incorporated herein by reference thereto.
#	Management agreement or compensatory plan or arrangement.