Form 10-Q
period 2008-03-31
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2008-05-01
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of April 22, 2008 was 31,990,606.

TABLE OF CONTENT S

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	December 31, 2007	March 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,919	$5,461
Accounts receivable, net	20,252	18,474
Inventories	2,995	3,413
Prepayments and other current assets	2,288	2,792

Total Current Assets	47,454	30,140

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	542,949	547,591
Accumulated depreciation	(264,284)	(275,349)

Net Property, Plant and Equipment	278,665	272,242

GOODWILL	466,554	466,554
INTANGIBLE ASSETS AND OTHER, net	24,888	26,516
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	13,998	13,786

Total Assets	$831,559	$809,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$18,000	$3,000
Accounts payable	9,062	7,998
Advanced billings and customer deposits	9,365	8,862
Accrued and other current liabilities	32,104	26,554

Total Current Liabilities	68,531	46,414
LONG-TERM DEBT	477,778	477,778
DEFERRED TAX LIABILITIES	35,255	34,707
OTHER LONG-TERM LIABILITIES	7,028	20,119

Total Liabilities	588,592	579,018

COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,440,215 and 31,445,215 issued and outstanding, respectively	314	314
Additional paid-in capital	324,170	325,040
Retained deficit	(82,154)	(88,156)
Accumulated other comprehensive income (loss)	637	(6,978)

Total Stockholders’ Equity	242,967	230,220

Total Liabilities and Stockholders’ Equity	$831,559	$809,238

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2007	2008
REVENUES AND SALES	$66,496	$60,845
OPERATING COSTS AND EXPENSES:
Cost of services and sales (exclusive of items shown separately below)	18,376	18,613
Selling, general and administrative	10,481	10,115
Depreciation and amortization	12,028	12,605

Total Operating Costs and Expenses	40,885	41,333

OPERATING INCOME	25,611	19,512

OTHER INCOME (EXPENSE):
Interest and dividend income	371	378
Interest expense	(8,012)	(7,698)
Other, net	(224)	(259)

Total Other Expense, net	(7,865)	(7,579)

EARNINGS BEFORE INCOME TAXES	17,746	11,933
INCOME TAX EXPENSE	7,273	4,976

NET INCOME	$10,473	$6,957

EARNINGS PER SHARE:
BASIC - Earnings Per Share	$0.33	$0.22

BASIC - Weighted Average Number of Shares Outstanding	31,380	31,444

DILUTED - Earnings Per Share	$0.33	$0.22

DILUTED - Weighted Average Number of Shares Outstanding	32,013	32,037

Dividends Declared Per Share	$0.405	$0.405

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31, 2007 and 2008
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance, December 31, 2006	31,379,670	$314	$322,016	$(59,976)	$5,345	$267,699
Net Income	—	—	—	10,473	—	10,473
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(1,284)	(1,284)

Total comprehensive income (loss)	—	—	—	10,473	(1,284)	9,189
Compensation from compensatory stock plans	622	—	603	—	—	603
Dividends declared ($.405 per share)	—	—	—	(12,846)	—	(12,846)

Balance, March 31, 2007	31,380,292	$314	$322,619	$(62,349)	$4,061	$264,645

Balance, December 31, 2007	31,440,215	$314	$324,170	$(82,154)	$637	$242,967
Net Income	—	—		6,957		6,957
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(7,471)	(7,471)
Postretirement benefit plan adjustment, net of tax effect	—	—	—	—	(144)	(144)

Total comprehensive income (loss)	—	—	—	6,957	(7,615)	(658)
Compensation from compensatory stock plans, net of tax	5,000	—	870	—	—	870
Dividends declared ($.405 per share)	—	—	—	(12,959)	—	(12,959)

Balance, March 31, 2008	31,445,215	$314	$325,040	$(88,156)	$(6,978)	$230,220

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,473	$6,957
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,495	12,231
Amortization of intangible assets	533	374
Amortization of debt issuance costs	148	148
Deferred income taxes	6,895	4,769
Non-cash stock based compensation expense	593	866
Changes in operating assets and liabilities:
Receivables	742	1,778
Inventories	(238)	(418)
Accounts payable	620	(1,064)
Other assets and liabilities	(5,286)	(6,448)

Net Cash Provided by Operating Activities	25,975	19,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,537)	(5,858)
Deposit for wireless licenses	—	(1,906)

Net Cash Used in Investing Activities	(6,537)	(7,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	(15,000)	(15,000)
Dividends paid	(12,846)	(12,887)

Net Cash Used in Financing Activities	(27,846)	(27,887)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,408)	(16,458)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,613	21,919

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,205	$5,461

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,908	$7,672

Cash paid for income taxes	$3	$4

SUPPLEMENTAL NON-CASH ACTIVITIES:

Dividends on Common Stock of $12,846 were declared on March 15, 2007 for shareholders of record as of March 30, 2007 and the dividends were paid on April 16, 2007.

Dividends on Common Stock of $12,959 were declared on March 14, 2008 for shareholders of record as of March 31, 2008 and the dividends were paid on April 15, 2008.

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Iowa Telecommunications Services, Inc. and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007, that are included in the Company’s most recently filed annual report on Form 10-K as filed with the SEC.

2. EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of common shares issued and outstanding during the period, excluding unvested restricted shares. Diluted earnings per share is computed based on the weighted average common shares issued and outstanding plus equivalent shares assuming exercise of stock options and vesting of unvested compensatory shares. The dilutive effect of stock options and unvested compensatory shares is computed by application of the treasury stock method. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2007	2008
	(in thousands, except per share amounts)
Net Income	$10,473	$6,957

Weighted average shares outstanding - basic	31,380	31,444

Diluted shares outstanding:
Weighted average shares outstanding	31,380	31,444
Add shares issuable upon exercise of stock options, net	521	549
Add unvested compensatory stock shares	112	44

Weighted average number of shares outstanding - diluted	32,013	32,037

Earnings Per Share:
Basic	$0.33	$0.22
Diluted	$0.33	$0.22

As of March 31, 2007 and 2008, total options outstanding were 682,579 and 677,579, respectively.

3. REVENUES AND SALES

The table below sets forth the components of our revenues and sales for the three months ended March 31, 2007 and 2008:

	Three Months Ended March 31,
	2007	2008
	(dollars in thousands)
Local services	$18,847	$17,691
Network access services	29,281	22,662
Toll services	5,390	5,870
Data and internet services	6,944	8,078
Other services and sales	6,034	6,544

Total revenues and sales	$66,496	$60,845

4. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan that covers many former GTE Midwest Incorporated (“GTE”) employees and many union employees. The provisions of the Plan were assumed by the Company in connection with the GTE acquisition on June 30, 2000. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum benefits, and various annuity options. There were no contributions to the Plan made during the first quarter of 2008.

Components of pension benefit cost are as follows:

	Three Months Ended March 31,
	2007	2008
	(dollars in thousands)
Pension Benefit Cost:
Service cost	$59	$55
Interest cost	185	185
Expected return on plan assets	(154)	(175)
Amortization of unrecognized actuarial loss	42	7

Net periodic benefit cost	$132	$72

The benefits to be paid to participants at their normal retirement age of 65 are fixed.

Postretirement Benefits

The Company assumed a postretirement benefit plan for employees who qualified for benefits at the date of the GTE acquisition. This plan provides for defined medical and life insurance benefits to employees who satisfy certain requirements for an early or normal pension under the defined benefit pension plan.

During the second quarter of 2007, the Company amended its postretirement welfare plan. The amendment eliminated medical benefits for certain retirees and reduced benefits for others. Life insurance benefits were eliminated for most retirees covered under the agreement. The plan amendment resulted in a significant change in the number of plan participants which required a re-measurement of both the plan assets and benefit obligations. The re-measurement resulted in a one time curtailment gain of $247,000 and reduction in the liability recorded for prior service costs of $5.6 million which is being amortized over 5.31 years as a component of the annual cost.

Components of postretirement benefit cost (income) are as follows:

	Three Months Ended March 31,
	2007	2008
	(dollars in thousands)
Postretirement Benefit Cost (Income):
Service cost	$42	$4
Interest cost	128	51
Amortization of unrecognized net actuarial loss	16	12
Amortization of unrecognized prior service cost	(39)	(264)

Net periodic benefit cost (income)	$147	$(197)

5. LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES

Credit Facilities

As of March 31, 2008, the Company had outstanding $477.8 million of senior debt under its term loan facilities, and had $3.0 million drawn under the $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of March 31, 2008, $3.0 million was outstanding on the revolving credit facility and $97.0 million was available. Borrowings under our revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of March 31, 2008, the Company had $3.0 million outstanding under LIBOR elections at an average all-in rate of 4.71%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of March 31, 2008, $350.0 million of the Term Loan B was based upon a LIBOR election effective through June 30, 2008 at an all-in rate of 4.43%. The Company has entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of March 31, 2008, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through September 12, 2008 at an all-in rate of 4.54%.

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and in cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of March 31, 2008, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which the Company was in compliance with as of March 31, 2008.

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

6. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s initial public offering, 518,340 have been exercised and 677,579 remained outstanding as of March 31, 2008. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the Company’s initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

The Company recorded $266,000 of stock-based compensation expense during the three-month period ended March 31, 2008 to reflect the change in the fair value of the options from the reduction of the exercise price resulting from the declaration of cash dividends. During the three-month period ended March 31, 2007, the Company recorded $248,000 of stock-based compensation expense to reflect the change in the fair value of the options from the reduction of the exercise price resulting from the declaration of cash dividends.

The fair value of each option grant and subsequent modification is estimated using the Black-Scholes option-pricing model. The table below depicts the weighted-average assumptions used in determining the options’ fair value at the time of the exercise price reductions.

	Three Months Ended March 31,
	2007(1)		2008
Weighted Average Expected Life (in years)	2.4	yr	1.7	yr
Risk free interest rate	4.5%		1.8%
Volatility	19%		30%
Dividend yield	0%		0%

(1)	Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate for a pool of similar entities was used.

A summary of the status of options granted under the 2002 Incentive Plan as of March 31, 2007 and 2008, and the changes during the three-month periods then ended, is presented below:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2008
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	682,579	$4.72	677,579	$3.10
Granted	—	—	—	—
Exercised	—	—	—	—

OUTSTANDING AT MARCH 31,	682,579	$4.32	677,579	$2.70

The following table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life In Years	Number	Weighted Average Exercise Price per Share	Weighted Average Aggregate Intrinsic Value
$2.51 to $3.00	533,005	4.1	533,005	$2.52	$8,105,000
$3.01 to $3.50	129,379	4.5	129,379	$3.07	$1,897,000
$5.51 to $6.00	15,195	5.8	15,195	$5.66	$183,000

The weighted average exercise price of options exercisable at March 31, 2008 reflects the reductions required by the plan as a result of the declaration of cash dividends.

2005 Stock Incentive Plan

The Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) allows for the issuance of up to an aggregate of 1.5 million shares of restricted or unrestricted stock, of which 634,800 shares of restricted stock, net of forfeitures and cancellations, have been awarded to various officers and employees of the Company, and 7,757 shares of unrestricted stock have been issued to members of the Company’s Board of Directors.

A summary of the status of the restricted shares awarded pursuant to the 2005 Incentive Plan as of March 31, 2007 and 2008, and the changes during the three-month periods then ended is presented below:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2008
	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
OUTSTANDING AT BEGINNING OF YEAR	339,300	$18.50	378,475		$19.64
Granted	—	—	174,500	(1)	16.73
Vested	—	—	—		—
Cancelled/Forfeited	—	—	—		—

OUTSTANDING AT MARCH 31,	339,300	$18.50	552,975		$18.72

(1)	Weighted average vesting period at grant date for shares granted is 61 months.

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award. The Company recorded $524,000 and $342,000, respectively, of stock-based compensation expense during the three-month periods ended March 31, 2008 and 2007. The remaining amount to be charged to expense for unvested awards over the remaining service periods is $8.1 million. The Company also recorded $77,000 and $3,000, respectively, of expense during the three-month periods ended March 31, 2008 and 2007 related to the unrestricted shares issued to members of its Board of Directors.

7. DISCLOSURES ABOUT FAIR VALUE OF INTEREST RATE SWAP

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

During the three-month period ended March 31, 2008, the fair market value of the swap instrument decreased by $13.0 million. The portion of the change in fair value attributable to hedge ineffectiveness, which for the three months ended March 31, 2008 was $259,000, was recorded in the Other Income (Expense) section of the Company’s Condensed Consolidated Statements of Income. The portion of the change in fair value attributable to hedge effectiveness was recorded, net of income tax effects, in the Accumulated Other Comprehensive Income (Loss) section of the Company’s Condensed Consolidated Statements of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

During the three-month period ended March 31, 2007, the fair market value of the swap instrument decreased by $2.4 million. The portion of the change in fair value attributable to hedge ineffectiveness, which for the three months ended March 31, 2007 was $174,000, was recorded in the Other Income (Expense) section of the Company’s Condensed Consolidated Statements of Income. The portion of the change in fair value attributable to hedge effectiveness was recorded, net of income tax effects, in the Accumulated Other Comprehensive Income (Loss) section of the Company’s Condensed Consolidated Statements of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

The fair value of the interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a nationally recognized financial institution. The fair value of the interest rate swap was in a liability position of $14.9 million as of March 31, 2008 and $1.9 million as of December 31, 2007. The swap was recorded in the Other Long-Term Liabilities section of the Company’s Condensed Consolidated Balance Sheets. The inputs used in determining the fair value fall within Level 2 of the fair value hierarchy, as defined in Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”).

8. INCOME TAXES

Income tax expense consists of the following for the three-month periods ended March 31:

	Three Months Ended March 31,
	2007	2008
	(dollars in thousands)
Current Tax Expense:
Federal	$287	$153
State	91	54

Total	378	207

Deferred Tax Expense:
Federal	5,877	4,064
State	1,018	705

Total	6,895	4,769

Income Tax Expense	$7,273	$4,976

Current income tax expense for 2007 and 2008 is primarily due to the alternative minimum tax requirements.

As of March 31, 2008, the Company had unused tax net operating loss carryforwards of approximately $151.6 million which expire between 2021 and 2024. Additionally, the Company expects continued goodwill amortization for tax purposes at the rate of approximately $40 million per year through June 2015. The Company determined that, based upon the evidence available as of March 31, 2008, the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will more likely than not, be sufficient to utilize the entire deferred tax asset.

Effective January 1, 2008, the Company adopted the provisions of EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. The Company now accounts for the income tax benefit related to dividend equivalents paid on unvested restricted stock units that are expected to vest as an increase to additional paid-in capital when the deduction reduces taxes payable. Prior to adoption, the Company accounted for this tax benefit as a reduction to its income tax provision. Adoption of EITF Issue No. 06-11 did not have a material impact on the Company’s financial position, results of operations or cash flows.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

During the first quarter of 2008, the Company participated in the FCC’s auction of 700 MHz Band licenses (Auction No.73) after depositing $1.9 million with the FCC. The Company was the high bidder on three Cellular Market Area licenses in the 704-710 MHz, and 734-740 MHz bands. The Company subsequently submitted the balance of the $5.9 million total winning bids on April 17, 2008. The FCC is still processing post-auction license applications and is expected to issue licenses sometime during the second quarter of 2008.

10. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, the Company held certain liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s interest rate swap derivative instruments. The fair values of our interest rate swap agreements are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. The fair value of the interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a nationally recognized financial institution. See Note 7 for further information on the Company’s derivative instruments.

The following table presents the Company’s liabilities measured at fair value subject to the disclosure requirements of SFAS 157 as of March 31, 2008:

	Fair Value Measurements as of March 31, 2008
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Interest Rate Swaps	$14,852	$14,852	$—	$14,852	$—

11. BUSINESS ACQUISITIONS

On February 7, 2008, the Company announced a definitive agreement to acquire Bishop Communications, subject to regulatory approvals. The total purchase price of $43.9 million will be subject to certain future adjustments relating to working capital, other long-term assets and long-term indebtedness as defined in the stock purchase agreement. Bishop Communications is a privately held holding company headquartered in Annandale, Minnesota whose subsidiaries provide a full array of regulated and non-regulated advanced telecommunications services to business and residential customers.

12. NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No.51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have an impact on its financial position, results of operations or cash flows because all of the Company’s current subsidiaries are wholly owned.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) – an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, “intend”, or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Overview

General

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa. We are the second-largest local exchange carrier in Iowa. We currently operate 288 telephone exchanges serving 417 communities as the incumbent or “historical” local exchange carrier and are the sole telecommunications company providing wireline services in approximately 68% of these communities. Together with our competitive local exchange carrier subsidiaries, we provide services to approximately 237,000 access lines in Iowa.

Our core business is the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 66% of our total revenues in the first three months of 2008, we provide long distance service, dial-up and DSL Internet access and other communications services. As part of our strategy of pursuing growth beyond our current service area, we compete for customers in mostly adjacent markets in Iowa through our competitive local exchange carrier subsidiaries, Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Together, ITC and IT Communications are referred to as the “CLEC” or our “CLEC Operations”.

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

Access Line Trends

The number of access lines served is a factor that can affect a telecommunications provider’s revenues. Consistent with a general trend in the rural local exchange carrier industry in the past few years, the number of access lines we serve as an incumbent local exchange carrier has been decreasing. We expect that this trend will continue. Because most of our revenues result from our relationships with customers who utilize our access lines and the level of activity utilized on those lines, the access line trend has an adverse impact on our revenues. Our response to this trend will have an important impact on our future revenues. Our primary strategy to respond to this trend is to leverage our strong incumbent market position to increase our revenue by selling additional services to our customer base and to promote our DSL Internet access service offering, which is often used in lieu of additional access lines devoted to Internet usage. In addition, we expect to add new access lines as we pursue expansion of our service area through our competitive local exchange carrier subsidiaries and, potentially, through selected acquisitions of other telecommunications companies or lines from other telecommunications companies. However, we believe that the number of access lines served is not the sole meaningful indicator of our operating prospects and that, given our relatively stable subscriber base and ability to offer additional services, the numbers of long distance, and dial-up and DSL Internet subscribers and the average revenue per unit, are also meaningful indicators for us.

The table below indicates the total number of access lines we serve and the number of customers subscribing to the indicated types of service as of the dates shown:

	As of March 31,
	2007	2008
Incumbent local exchange access lines(1)	226,800	210,300
Competitive local exchange carrier access lines(2)	24,600	26,700

Total access lines	251,400	237,000

Long distance subscribers	147,700	141,000
Dial-up Internet subscribers	29,200	20,800
DSL subscribers	55,200	65,800

(1)

Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 3,000 wholesale lines subscribed at March 31, 2007 and 2,800 at March 31, 2008.

(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiaries.

We intend to continue our strategy of increasing revenues by cross-selling additional services to our existing customer base, in the form of both bundled service packages and individual additional services. Between March 31, 2007 and March 31, 2008, total long distance service subscribers decreased by 6,700, total DSL Internet access service subscribers increased by 10,600, and total dial-up Internet access service subscribers decreased by 8,400, with much of the decrease in total dial-up subscribers being a reflection of customer migration from dial-up to DSL service.

The following is a discussion of the major factors affecting our access line counts:

Competition. We currently face competition from other providers of local services in approximately 135 of the 417 incumbent local exchange communities that we serve. Of these 135 communities, we believe 108 communities have some voice service offered by Mediacom’s telephony affiliate, MCC Telephony of Iowa, Inc. (“MCC”), which initiated service in these markets during the second quarter of 2007.

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

MCC is offering voice services through a business arrangement with Sprint Communications L. P. (“Sprint”). On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U.S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into an interconnection agreement with Sprint and asking the court to invalidate the agreement. On April 15, 2008, the court issued a ruling holding against us, therefore maintaining the status quo in which we are obligated to enter into an interconnection agreement with Sprint. We are currently considering our options regarding appeal to the U.S. Court of Appeals for the Eighth Circuit.

Notwithstanding the period in which our complaint was under consideration, we have negotiated, mediated and litigated with Sprint and, at times, with MCC to resolve issues relating to interpretation and implementation of the interconnection agreement. On January 22, 2007, we filed a second complaint against the Iowa Utilities Board and Sprint in U.S. District Court asking the court to rule that the Iowa Utilities Board acted unlawfully when it interpreted the interconnection agreement to require Iowa Telecom to provide certain services to Sprint, particularly in the manner requested by Sprint. Now that our first complaint has been resolved, we expect this complaint to move forward with briefing during the second or third quarters of 2008. We cannot predict how and when this litigation will be resolved.

In addition to the disputes pending in federal district court and before the Iowa Utilities Board, we are also defending a complaint filed by MCC on July 31, 2006, in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The state court complaint seeks unspecified damages and costs and additional relief as warranted. This state court proceeding had been stayed pending the result of our first federal complaint. We are currently in the process of extending the stay through resolution of the second federal complaint. We can neither predict the result of our request to extend the stay nor when and how this state court litigation will be resolved.

Ancillary Effects of our Data Businesses. Part of our decreasing line count has been an ancillary effect of our strategic focus on growing our Internet access service business. As our Internet service provider business has expanded, some competitors offering dial-up Internet service have cancelled their connections to our network. These connections had historically been counted as access lines. Moreover, as we increase DSL Internet access service penetration, customer demand for second lines for dial-up Internet access service decreases accordingly because DSL Internet access service often replaces a second line dedicated to Internet usage. We believe that the revenue generated by our dial-up and DSL Internet access services outweighs the effect of these types of access line losses.

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

As of March 31, 2008, our CLEC served 26,700 access lines and accounted for 11.3% of Iowa Telecom’s total access lines. We plan to maintain a limited investment approach as we continue to grow our competitive local exchange carrier business.

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

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others. We receive federally administered universal service support, representing approximately 2% of our total revenue in the first three months of 2008, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject in 2000. In addition, Montezuma Telephone received high cost loop universal service support amounting to less than 1% of our revenue. Our incumbent local exchange carrier switched access charges for services within Iowa are based on rates approved by the Iowa Utilities Board. Our incumbent local exchange carrier switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

Toll Services. We receive revenues for providing toll, or long distance, services to our customers. This revenue category also includes fees relating to our provision of directory assistance, operator assistance and long distance private lines.

Data and Internet Services. We receive revenues from monthly recurring charges for dial-up and DSL Internet access services as well as for providing enhanced data solutions to our customers.

Other Services and Sales. We receive revenues from directory publishing, inside line care and the sale, installation and maintenance of customer premise voice and data equipment, (“CPE”), and the lease of office space to third parties.

The following table summarizes our revenues and sales from these sources:

	Three Months Ended March 31,		% of Total Revenues and Sales for the Three Months Ended March 31,
	2007	2008	2007	2008
	(dollars in thousands)
Local services	$18,847	$17,691	28%	29%
Network access services	29,281	22,662	44%	37%
Toll services	5,390	5,870	8%	10%
Data and internet services	6,944	8,078	11%	13%
Other services and sales	6,034	6,544	9%	11%

Total	$66,496	$60,845	100%	100%

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of income for the periods indicated, expressed as a percentage of total revenues and sales:

	Three Months Ended March 31,
	2007	2008
Total revenues and sales	100%	100%
Cost of services and sales (excluding expenses listed separately below)	27%	31%
Selling, general and administrative	16%	17%
Depreciation and amortization	18%	21%

Operating income	39%	31%
Total other expenses, net	12%	12%

Income before income taxes	27%	19%
Income taxes	11%	8%

Net income	16%	11%

Three Months Ended March 31, 2008 and 2007

Revenues and Sales

The table below sets forth the components of our revenues and sales for the three months ended March 31, 2008 compared to the same period in 2007:

	Three Months Ended March 31,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Revenues and Sales:
Local services	$18,847	$17,691	$(1,156)	-6.1%
Network access services	29,281	22,662	(6,619)	-22.6%
Toll services	5,390	5,870	480	8.9%
Data and internet services	6,944	8,078	1,134	16.3%
Other services and sales	6,034	6,544	510	8.5%

Total revenues and sales	$66,496	$60,845	$(5,651)	-8.5%

Local Services. Local services revenues decreased $1.2 million, or 6.1%, for the three months ended March 31, 2008 as compared to the same period in 2007. The decrease was primarily due to access line erosion. From March 31, 2007 to March 31, 2008, total access lines decreased by 14,400, including the loss of 16,500 incumbent local exchange carrier lines and an increase in lines served by our competitive local exchange carriers of 2,100. The decrease in revenue resulting from the access line erosion was partially offset by higher revenue from enhanced calling features included in bundled offering sales.

Network Access Services. Our network access services revenues decreased $6.6 million, or 22.6%, for the three months ended March 31, 2008 as compared to the same period in 2007. The decrease was primarily due to $4.8 million of revenue from non-recurring network access billing matters with connecting carriers in 2007 and access line erosion.

Toll Services. Our toll services revenues increased by $480,000, or 8.9%, for the three months ended March 31, 2008 as compared to the same period in 2007. The increase in revenue was due to customer connection charges which were partially offset by fewer long distance customers combined with a decrease in the average minutes of use per customer.

Data and Internet Services. Data and Internet Services revenues increased by $1.1 million, or 16.3%, for the three months ended March 31, 2008 as compared to the same period in 2007. The increase was primarily a result of growth in our DSL Internet access service of $1.3 million and growth in our data solutions products of $252,000. This increase was partially offset by decreases in dial-up Internet revenue of $412,000. We believe the decline in dial-up Internet access service customers primarily was the result of customer migration to broadband products such as our DSL service.

Other Services and Sales. Other services and sales revenues increased by $510,000, or 8.5%, for the three months ended March 31, 2008 as compared to the same period in 2007. The revenue increase was primarily due to growth in our CPE and data business.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the three months ended March 31, 2008 compared to the same period in 2007:

	Three Months Ended March 31,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$18,376	$18,613	$237	1.3%
Selling, general and administrative	10,481	10,115	(366)	-3.5%
Depreciation and amortization	12,028	12,605	577	4.8%

Total operating costs and expenses	$40,885	$41,333	$448	1.1%

Cost of Services and Sales. Cost of services and sales increased $237,000, or 1.3%, for the three months ended March 31, 2008 as compared to the same period in 2007. The increase was principally due to growth of our CPE and data businesses.

Selling, General and Administrative. Selling, general and administrative costs decreased $366,000, or 3.5%, for the three months ended March 31, 2008 as compared to the same period in 2007. The decrease was primarily due to lower salary, wages, and benefits costs and lower marketing costs.

Depreciation and Amortization. Depreciation and amortization increased $577,000 or 4.8%, for the three months ended March 31, 2008 as compared to the same period in 2007. The increase was primarily due to higher plant balances.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the three months ended March 31, 2008 compared to the same period in 2007:

	Three Months Ended March 31,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$371	$378	$7	1.9%
Interest expense	(8,012)	(7,698)	314	-3.9%
Other, net	(224)	(259)	(35)	15.6%

Total other expense, net	$(7,865)	$(7,579)	$286	-3.6%

Interest and Dividend Income. Interest and dividend income increased $7,000, or 1.9%, primarily due to higher dividend income.

Interest Expense. Interest expense decreased $314,000, or 3.9%, for the three months ended March 31, 2008 as compared to the same period in 2007. The decrease was due to a lower average balance on the revolving credit facility and lower interest rates on the Company’s variable rate debt.

Other, Net. Other, net was a net expense of $259,000 related to ineffectiveness of the interest rate swap for the three months ended March 31, 2008 as compared to $224,000 in the same period in 2007.

Income Tax Expense

Income tax expense decreased $2.3 million to $5.0 million for the three months ended March 31, 2008 as compared to $7.3 million for the same period in 2007 due to lower income before taxes.

During the three months ended Mach 31, 2007 and 2008, cash income taxes paid were $3,000 and $4,000, respectively.

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements arise primarily from: (i) interest payments related to our credit facilities; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our common stock and (v) potential acquisitions.

The table below reflects the dividends declared or paid by the Company during 2007 and 2008:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 15, 2006	$0.405	December 29, 2006	January 16, 2007
March 15, 2007	$0.405	March 30, 2007	April 16, 2007
June 15, 2007	$0.405	June 29, 2007	July 16, 2007
September 14, 2007	$0.405	September 28, 2007	October 15, 2007
December 14, 2007	$0.405	December 31, 2007	January 15, 2008
March 14, 2008	$0.405	March 31, 2008	April 15, 2008

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

On February 7, 2008, the Company announced a definitive agreement to acquire Bishop Communications, subject to regulatory approvals. The total purchase price of $43.9 million will be subject to certain future adjustments relating to working capital, other long-term assets and long-term indebtedness as defined in the stock purchase agreement. Bishop Communications is a privately held holding company headquartered in Annandale, Minnesota whose subsidiaries provide a full array of regulated and non-regulated advanced telecommunications services to business and residential customers.

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

We have historically funded our operations and capital expenditure requirements primarily with cash from operations and our revolving line of credit. The following table summarizes our Short-Term Liquidity and Adjusted Total Debt, as defined in our credit agreement, as of December 31, 2007 and March 31, 2008:

	As of
	December 31, 2007	March 31, 2008
	(in thousands)
Short-Term Liquidity:
Current assets	$47,454	$30,140
Current liabilities	(68,531)	(46,414)

Net working capital deficit	$(21,077)	$(16,274)

Cash and cash equivalents	$21,919	$5,461
Available on revolving credit facility	$82,000	$97,000
Adjusted Total Debt:
Long-term debt	$477,778	$477,778
Revolving credit facility	18,000	3,000

Total debt	495,778	480,778
Minus:
RTFC Capital Certificates	(7,778)	(7,778)
Cash and cash equivalents	(21,919)	(5,461)

Adjusted Total Debt	$466,081	$467,539

The change in net working capital deficit from December 31, 2007 to March 31, 2008 is primarily due to the cash flow from operations. The reductions in current assets and current liabilities are primarily due to the use of cash and cash equivalents to reduce the balance outstanding on the revolving credit facility.

The following table summarizes our Adjusted EBITDA, as defined in our credit agreement, for the three months ended March 31, 2007 and 2008:

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Adjusted EBITDA:
Net income	$10,473	$6,957
Income tax expense	7,273	4,976
Interest expense	8,012	7,698
Depreciation and amortization	12,028	12,605
Unrealized losses on financial derivatives	224	259
Non-cash stock-based compensation expense	593	866
Extraordinary or unusual (gains) losses	—	—
Non-cash portion of RTFC Capital Allocation	(158)	(102)
Other non-cash losses (gains)	—	—
Loss (gain) on disposal of assets not in ordinary course	—	—
Transaction costs	—	—

Adjusted EBITDA	$38,445	$33,259

The following table summarizes our sources and uses of cash for the three months ended March 31, 2007 and 2008:

	Three Months Ended March 31,
Description	2007	2008
	(in thousands)
Net Cash Provided (Used) By:
Operating activities	$25,975	$19,193
Investing activities	$(6,537)	$(7,764)
Financing activities	$(27,846)	$(27,887)

Cash Provided by Operating Activities

For the three months ended March 31, 2007, and 2008, cash provided by operating activities was $26.0 million and $19.2 million, respectively. The decrease in cash provided by operating activities is primarily due to the funds received related to the resolution of certain network access disputes in 2007.

Cash Used in Investing Activities

The table below sets forth the components of cash used in investing activities for the three months ended March 31, 2007 and 2008:

	Three Months Ended March 31,
	2007	2008
	(in thousands)
Network and support assets	$4,551	$4,127
Other	1,986	1,731

Total capital expenditures	6,537	5,858
Deposit for wireless licenses	—	1,906

Total	$6,537	$7,764

Capital expenditures in the 2007 period included approximately $1.5 million incurred to acquire, refurbish and provide network facilities for our new headquarters facility.

In April 2004, our incumbent local exchange carrier reached a rate settlement agreement with the Iowa Utilities Board and other parties. Pursuant to the settlement agreement, we are obligated to invest substantially all additional revenues generated by the allowed increase in our rates, except for revenues resulting from inflation adjustments, on capital improvements identified in our network improvement plan. We expect these capital improvements to cost less than $17 million annually.

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

During the first quarter of 2008, we participated in the FCC’s auction of 700 MHz Band licenses (Auction No.73) after depositing $1.9 million with the FCC. We were high bidder on three Cellular Market Area licenses in the 704-710 MHz, and 734-740 MHz bands. We subsequently submitted the balance of our $5.9 million total winning bids on April 17, 2008. The FCC is still processing post-auction license applications and is expected to issue licenses during the second quarter of 2008.

We currently hold 15 FCC Advanced Wireless Service licenses and will hold three 700 MHz licenses in Iowa. Our ownership of these licenses subjects us to FCC regulation of the wireless services we may choose to provide and the technical operating characteristics of the network equipment we may utilize. In addition, our right to renew these licenses depends on our compliance with build-out requirements promulgated by the FCC. For the 700 MHz licenses, we must begin meeting such requirements in stages prior to the expiration of the initial ten-year license term. For our Advanced Wireless Service licenses, we must meet the FCC’s build-out requirements by the end of such licenses’ 15 year initial term. We cannot predict changes that may occur in the FCC’s regulation of our Advanced Wireless Services or 700 MHz licenses, the network we may build or the services we may provide over the period of time we may hold the licenses.

Cash Used in Financing Activities

For the three months ended March 31, 2007 and 2008, net cash used in financing activities was $27.8 million and $27.9 million, respectively.

Long-Term Debt and Revolving Credit Facilities

Credit Facilities

As of March 31, 2008, we had outstanding $477.8 million of senior debt under our term loan facilities, and had $3.0 million drawn under the $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of March 31, 2008, $3.0 million was outstanding on the revolving credit facility and $97.0 million was available. Borrowings under our revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of March 31, 2008, we had $3.0 million outstanding under LIBOR elections at an average all-in rate of 4.71%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of March 31, 2008, $350.0 million was outstanding under Term Loan B based upon a LIBOR election effective through June 30, 2008 at an all-in rate of 4.43%. We have entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of March 31, 2008, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through September 12, 2008 at an all-in rate of 4.54%.

Term Loan C is a $70.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. The interest rate on Term Loan C was fixed at 6.65% until November 2007. Effective August 1, 2007, we elected a new all-in fixed interest rate of 6.95% through June 2011 on Term Loan C. Upon the expiration of the fixed interest rate period, the term loan will convert to the Rural Telephone Finance Cooperative base variable rate plus 0.85%.

Term Loan D is a $7.8 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. The interest rate on Term Loan D was fixed at 6.65% until November 2007. Effective August 1, 2007, we elected a new all-in fixed interest rate of 6.95% through June 2011 on Term Loan D. Upon the expiration of the fixed interest rate period, the term loan will convert to the Rural Telephone Finance Cooperative variable rate plus 0.85%.

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and in cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of March 31, 2008, no prepayment amounts were due under these provisions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of March 31, 2008.

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

Other Items

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

On February 20, 2008, MCImetro Transmission Access Transmission Services LLC, d/b/a Verizon Access Transmission Services and MCI Communications Services, Inc. d/b/a Verizon Business Services filed a complaint at the Iowa Utilities Board against our local incumbent exchange carrier, our CLEC, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that the tariffed intrastate switched access rates of each are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We have filed a motion to dismiss the complaint and believe it to be without merit in light of our legislated price plan, and the absence of any rationale for the proposed decrease.

Obligations and Commitments

Our ongoing capital commitments include capital expenditures and debt service requirements. For the three months ended March 31, 2008, capital expenditures were $5.9 million; see “—Liquidity and Capital Resources—Cash Used in Investing Activities.”

The following table sets forth our contractual obligations as of March 31, 2008, together with cash payments due in each period indicated:

	Payments Due by Period
Obligation	Total	Apr. – Dec. 2008	2009 – 2010	2011 – 2012	2013 and after
	(dollars in thousands)
Current Debt:
Revolving credit facility(1) (3)	$3,000	$—	$—	$3,000	$—
Long-Term Debt:
Senior debt payments	477,778	—	—	477,778	—
Interest Payments(2)	92,395	19,450	51,866	21,079	—
Operating Lease Payments	513	204	253	14	42

Total Contractual Obligations	$573,686	$19,654	$52,119	$501,871	$42

(1)	Advances on the line of credit mature in periods within one year. The terms of the line of credit are a component of our senior debt agreement which expires in November 2011.
(2)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.
(3)	Excludes commitments for Bishop Communications of $43.9 million, subject to certain future adjustments, and wireless licenses of $4.0 million.

As of March 31, 2008, no letters of credit were outstanding.

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

We performed an annual impairment review of goodwill and indefinite lived intangible assets as required by SFAS No. 142, Goodwill and Other Intangible Assets as of August 31, 2007.

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

As of March 31, 2008, our unused tax net operating loss carry forward was $151.6 million, and will expire between 2021 and 2024. Additionally, the Company expects to be able to continue taking deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $40.0 million per year through June 2015. Based upon the evidence available as of March 31, 2008 the combination of the continued generation of taxable income from operations and reversing temporary differences will be, more likely than not, sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance was required for our deferred tax assets.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have an impact on its financial position, results of operations or cash flows because all of the Company’s current subsidiaries are wholly owned.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) – an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to $50.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $3.0 million of borrowings drawn under the revolving credit facility at March 31, 2008. With respect to our $77.8 million of borrowings under Term Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from July 2011 through maturity in November 2011. As of March 31, 2008 a one percent change in the underlying interest rates for all of the variable rate debt that was outstanding would have an impact of approximately $530,000 per year on our interest expense while our fixed rates and swaps are in place.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On February 20, 2008, MCImetro Transmission Access Transmission Services LLC, d/b/a Verizon Access Transmission Services and MCI Communications Services, Inc. d/b/a Verizon Business Services filed a complaint at the Iowa Utilities Board against our local incumbent exchange carrier, our CLEC, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that the tariffed intrastate switched access rates of each are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We have filed a motion to dismiss the complaint and we believe it to be without merit in light of our legislated price plan, and the absence of any rationale for the proposed decrease.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.	EXHIBITS

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2008	/s/ Alan L. Wells
Alan L. Wells
President, Chief Executive Officer and Chairman of the Board

May 1, 2008	/s/ Craig A. Knock
Craig A. Knock
Vice President,
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

IOWA TELECOMMUNICATIONS SERVICES, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2008

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc. - incorporated by reference to Exhibit 3.1 to Iowa Telecom’s Registration Statement on Form S-1/Amendment No. 6 (File No. 333-114349)

3.2	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc. - incorporated by reference to Exhibit 3.2 to Iowa Telecom’s Registration Statement on Form S-1/Amendment No. 6 (File No. 333-114349)

10.1*	Stock Purchase Agreement dated as of February 5, 2008 among Iowa Telecommunications Services, Inc., the sellers named in the Agreement and John M. Bishop as Sellers’ Representative

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.