Form 10-Q
period 2008-06-30
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2008-08-01
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended: June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of July 22, 2008 was 31,983,551.

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	December 31, 2007	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,919	$4,093
Accounts receivable, net	20,252	18,948
Inventories	2,995	3,434
Prepayments and other current assets	2,288	2,445

Total Current Assets	47,454	28,920

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	542,949	552,981
Accumulated depreciation	(264,284)	(285,908)

Net Property, Plant and Equipment	278,665	267,073

GOODWILL	466,554	466,554
INTANGIBLE ASSETS AND OTHER, net	24,888	30,493
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	13,998	13,934

Total Assets	$831,559	$806,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$18,000	$1,000
Accounts payable	9,062	10,150
Advanced billings and customer deposits	9,365	8,838
Accrued and other current liabilities	32,104	27,793

Total Current Liabilities	68,531	47,781
LONG-TERM DEBT	477,778	477,778
DEFERRED TAX LIABILITIES	35,255	44,354
OTHER LONG-TERM LIABILITIES	7,028	6,588

Total Liabilities	588,592	576,501

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,440,215 and 31,476,776 issued and outstanding, respectively	314	315
Additional paid-in capital	324,170	325,670
Retained deficit	(82,154)	(95,816)
Accumulated other comprehensive income	637	304

Total Stockholders’ Equity	242,967	230,473

Total Liabilities and Stockholders’ Equity	$831,559	$806,974

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
REVENUES AND SALES	$62,735	$58,177	$129,231	$119,022
OPERATING COSTS AND EXPENSES:
Cost of services and sales (exclusive of items shown separately below)	20,200	18,744	38,576	37,357
Selling, general and administrative	11,121	10,150	21,602	20,265
Depreciation and amortization	12,230	12,665	24,258	25,270

Total Operating Costs and Expenses	43,551	41,559	84,436	82,892

OPERATING INCOME	19,184	16,618	44,795	36,130

OTHER INCOME (EXPENSE):
Interest and dividend income	182	172	553	550
Interest expense	(7,965)	(7,463)	(15,977)	(15,161)
Other, net	(49)	—	(273)	(259)

Total Other Expense, net	(7,832)	(7,291)	(15,697)	(14,870)

EARNINGS BEFORE INCOME TAXES	11,352	9,327	29,098	21,260
INCOME TAX EXPENSE	4,778	4,034	12,051	9,010

NET INCOME	$6,574	$5,293	$17,047	$12,250

EARNINGS PER SHARE:
BASIC - Earnings Per Share	$0.21	$0.17	$0.54	$0.39

BASIC - Weighted Average Number of Shares Outstanding	31,406	31,471	31,393	31,457

DILUTED - Earnings Per Share	$0.20	$0.16	$0.53	$0.38

DILUTED - Weighted Average Number of Shares Outstanding	32,072	32,133	32,043	32,085

Dividends Declared Per Share	$0.405	$0.405	$0.81	$0.81

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30, 2007 and 2008
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance, March 31, 2007	31,380,292	$314	$322,619	$(62,349)	$4,061	$264,645
Net Income	—	—	—	6,574	—	6,574
Unrealized gains on derivatives, net of tax effect	—	—	—	—	3,505	3,505
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	3,085	3,085

Total comprehensive income	—	—	—	6,574	6,590	13,164
Compensation from compensatory stock plans	46,200	—	676	—	—	676
Shares reacquired	(15,179)	—	(316)	—	—	(316)
Exercise of employee stock options	5,000	—	21	—	—	21
Dividends declared ($.405 per share)	—	—	—	(12,893)	—	(12,893)

Balance, June 30, 2007	31,416,313	$314	$323,000	$(68,668)	$10,651	$265,297

Balance, March 31, 2008	31,445,215	$314	$325,040	$(88,156)	$(6,978)	$230,220
Net Income	—	—	—	5,293	—	5,293
Unrealized gains on derivatives, net of tax effect	—	—	—	—	7,431	7,431
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(149)	(149)

Total comprehensive income	—	—	—	5,293	7,282	12,575
Compensation from compensatory stock plans, net of tax	47,200	1	908	—	—	909
Shares reacquired	(15,639)	—	(278)	—	—	(278)
Dividends declared ($.405 per share)	—	—	—	(12,953)	—	(12,953)

Balance, June 30, 2008	31,476,776	$315	$325,670	$(95,816)	$304	$230,473

	Six Months Ended June 30, 2007 and 2008
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance, December 31, 2006	31,379,670	$314	$322,016	$(59,976)	$5,345	$267,699
Net Income	—	—	—	17,047	—	17,047
Unrealized gains on derivatives, net of tax effect	—	—	—	—	2,221	2,221
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	3,085	3,085

Total comprehensive income	—	—	—	17,047	5,306	22,353
Compensation from compensatory stock plans	46,822	—	1,279	—	—	1,279
Shares reacquired	(15,179)	—	(316)	—	—	(316)
Exercise of employee stock options	5,000	—	21	—	—	21
Dividends declared ($.81 per share)	—	—	—	(25,739)	—	(25,739)

Balance, June 30, 2007	31,416,313	$314	$323,000	$(68,668)	$10,651	$265,297

Balance, December 31, 2007	31,440,215	$314	$324,170	$(82,154)	$637	$242,967
Net Income	—	—	—	12,250	—	12,250
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(40)	(40)
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(293)	(293)

Total comprehensive income (loss)	—	—	—	12,250	(333)	11,917
Compensation from compensatory stock plans, net of tax	52,200	1	1,778	—	—	1,779
Shares reacquired	(15,639)	—	(278)	—	—	(278)
Dividends declared ($.81 per share)	—	—	—	(25,912)	—	(25,912)

Balance, June 30, 2008	31,476,776	$315	$325,670	$(95,816)	$304	$230,473

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,047	$12,250
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	23,267	24,523
Amortization of intangible assets	991	747
Amortization of debt issuance costs	296	296
Deferred income taxes	11,274	8,594
Non-cash stock based compensation expense	1,273	1,770
Changes in operating assets and liabilities:
Receivables	(1,081)	1,304
Inventories	(499)	(439)
Accounts payable	1,459	1,088
Other assets and liabilities	(3,856)	(5,904)

Net Cash Provided by Operating Activities	50,171	44,229

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,212)	(12,993)
Purchase of wireless licenses	—	(5,938)

Net Cash Used in Investing Activities	(13,212)	(18,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	(19,000)	(17,000)
Proceeds from exercise of stock options	21	—
Shares reacquired	(316)	(278)
Dividends paid	(25,692)	(25,846)

Net Cash Used in Financing Activities	(44,987)	(43,124)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,028)	(17,826)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,613	21,919

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,585	$4,093

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,815	$15,105

Cash paid for income taxes	$442	$147

SUPPLEMENTAL NON-CASH ACTIVITIES:

Dividends on Common Stock of $12,893 were declared on June 15, 2007 for shareholders of record as of June 29, 2007 and the dividends were paid on July 16, 2007.

Dividends on Common Stock of $12,953 were declared on June 12, 2008 for shareholders of record as of June 30, 2008 and the dividends were paid on July 15, 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(in thousands, except per share amounts)
Net Income	$6,574	$5,293	$17,047	$12,250

Weighted average shares outstanding – basic	31,406	31,471	31,393	31,457

Diluted shares outstanding:
Weighted average shares outstanding	31,406	31,471	31,393	31,457
Add shares issuable upon exercise of stock options, net	546	577	534	564
Add unvested compensatory stock shares	120	85	116	64

Weighted average number of shares outstanding – diluted	32,072	32,133	32,043	32,085

Earnings Per Share:
Basic	$0.21	$0.17	$0.54	$0.39
Diluted	$0.20	$0.16	$0.53	$0.38

As of June 30, 2007 and 2008, total options outstanding were 677,579.

3. REVENUES AND SALES

The table below sets forth the components of our revenues and sales for the three and six months ended June 30, 2007 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(dollars in thousands)
Local services	$18,745	$17,422	$37,592	$35,113
Network access services	24,736	20,343	54,017	43,005
Toll services	5,285	5,679	10,675	11,549
Data and internet services	7,298	8,408	14,242	16,486
Other services and sales	6,671	6,325	12,705	12,869

Total revenues and sales	$62,735	$58,177	$129,231	$119,022

4. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan that covers many former GTE Midwest Incorporated (“GTE”) employees and several union employees. The provisions of the Plan were assumed by the Company in connection with the GTE acquisition on June 30, 2000. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum benefits, and various annuity options. During the three and six months ended June 30, 2008, the Company contributed $1.0 million to the Plan.

Components of pension benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(dollars in thousands)
Pension Benefit Cost:
Service cost	$59	$55	$118	$110
Interest cost	185	189	369	374
Expected return on plan assets	(154)	(175)	(307)	(350)
Amortization of unrecognized actuarial loss	42	1	84	8
Amortization of prior service cost	—	9	—	9

Net periodic benefit cost	$132	$79	$264	$151

The benefits to be paid to participants at their normal retirement age of 65 are fixed.

Postretirement Benefits

The Company assumed a postretirement benefit plan for former GTE employees who qualified for benefits at the date of the GTE acquisition. This plan provides for defined medical and life insurance benefits to employees who satisfy certain requirements for an early or normal pension under the defined benefit pension plan.

During the second quarter of 2007, the Company amended its postretirement welfare plan. The amendment eliminated medical benefits for certain retirees and reduced benefits for others. Life insurance benefits were eliminated for most retirees covered under the plan. The plan amendment resulted in a significant change in the number of plan participants which required a re-measurement of both the plan assets and benefit obligations. The re-measurement resulted in a one time curtailment gain of $247,000 and reduction in the liability recorded for prior service costs of $5.6 million, which is being amortized over 5.31 years as a component of the annual cost.

Components of postretirement benefit cost (income) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(dollars in thousands)
Postretirement Benefit Cost (Income):
Service cost	$19	$3	$61	$7
Interest cost	76	46	204	97
Amortization of unrecognized net actuarial loss	22	1	38	13
Amortization of unrecognized prior service cost	(189)	(265)	(228)	(529)

Net periodic benefit cost (income)	(72)	(215)	75	(412)
Curtailment gain	(247)	—	(247)	—

Total income recognized	$(319)	$(215)	$(172)	$(412)

5. LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES

Credit Facilities

As of June 30, 2008, the Company had outstanding $477.8 million of senior debt under its term loan facilities, and had $1.0 million drawn under its $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of June 30, 2008, $1.0 million was outstanding on the revolving credit facility and $99.0 million was available. Borrowings under our revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of June 30, 2008, the Company had $1.0 million outstanding under LIBOR elections at an average all-in rate of 4.49%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. The Company has entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of June 30, 2008, $350.0 million of the Term Loan B was based upon a LIBOR election effective through September 30, 2008 at an all-in rate of 4.56%. As of June 30, 2008, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through September 12, 2008 at an all-in rate of 4.54%.

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and in cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of June 30, 2008, no prepayment amounts were due under these provisions.

On July 14, 2008, the Company entered into Amendment No. 2 to its credit agreement, dated as of November 23, 2004 (as amended from time to time, the “ Credit Agreement”), among the Company, the lenders party thereto and Rural Telephone Finance Cooperative, as an administrative agent. Amendment No. 2 to the Credit Agreement (1) gives the Company greater flexibility to acquire companies which have non-wholly owned subsidiaries, by, among other things, not requiring acquired non-wholly owned subsidiaries to guarantee the loans under the Credit Agreement, (2) permits the Company to assume or acquire up to $20 million of existing indebtedness of acquired entities and (3) modifies the Company’s excess cash flow prepayment obligations with respect to uses of the revolving credit facility for permitted acquisitions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which the Company was in compliance with as of June 30, 2008.

Interest Rate Swaps

On August 26, 2005, the Company amended the interest rate swap arrangements that were originally entered into on November 4, 2004. The amended swap arrangements effectively fixed the interest rate the Company will pay on $350.0 million of indebtedness under Term Loan B. The purpose of the swap agreements is to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. As a result of these arrangements, the effective all-in interest rate on $350.0 million of indebtedness under Term Loan B for the period beginning August 31, 2005 and ending November 23, 2011 will be 5.865%.

6. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares, of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s initial public offering, 518,340 have been exercised and 677,579 remained outstanding as of June 30, 2008. No new options will be granted under the 2002 Incentive Plan.

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

The Company recorded $268,000 and $534,000 of stock-based compensation expense during the three and six month periods ended June 30, 2008, respectively, to reflect the change in the fair value of the options due to the reduction of the exercise price resulting from the declaration of cash dividends. During the three and six month periods ended June 30, 2007, the Company recorded $244,000 and $492,000 of stock-based compensation expense, respectively, to reflect the change in the fair value of the options due to the reduction of the exercise price resulting from the declaration of cash dividends.

The fair value of each option grant and subsequent modification is estimated using the Black-Scholes option-pricing model. The table below depicts the weighted-average assumptions used in determining the options’ fair value at the time of the exercise price reductions.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007(1)		2008		2007(1)		2008
Weighted Average Expected Life (in years)	2.4	yr	1.4	yr	2.4	yr	1.5	yr
Risk free interest rate	4.89%		2.06%		4.71%		1.93%
Volatility	19%		31%		19%		30%
Dividend yield	0%		0%		0%		0%

(1)	Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate for a pool of similar entities was used.

A summary of the status of options granted under the 2002 Incentive Plan as of June 30, 2007 and 2008, and the changes during the three and six month periods then ended, is presented below:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2008
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT MARCH 31,	682,579	$4.32	677,579	$2.70
Granted	—	—	—	—
Exercised	(5,000)	4.14	—	—

OUTSTANDING AT JUNE 30,	677,579	$3.91	677,579	$2.29

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2008
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	682,579	$4.72	677,579	$3.10
Granted	—	—	—	—
Exercised	(5,000)	4.14	—	—

OUTSTANDING AT JUNE 30,	677,579	$3.91	677,579	$2.29

The following table summarizes information about stock options outstanding at June 30, 2008:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life In Years	Number	Weighted Average Exercise Price per Share	Weighted Average Aggregate Intrinsic Value
$2.01 to $2.50	533,005	3.8	533,005	$2.12	$8,256,648
$2.51 to $3.00	129,379	4.2	129,379	$2.67	$1,933,455
$5.01 to $5.50	15,195	5.6	15,195	$5.25	$187,746

The weighted average exercise prices of options exercisable at June 30, 2008 reflects the reductions required by the plan as a result of the declaration of cash dividends.

2005 Stock Incentive Plan

The Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) allows for the issuance of up to an aggregate of 1.5 million shares of restricted or unrestricted stock, of which 634,800 shares of restricted stock, net of forfeitures and cancellations, have been awarded to various officers and employees of the Company, and 8,757 shares of unrestricted stock have been issued to members of the Company’s Board of Directors.

A summary of the status of the restricted shares awarded pursuant to the 2005 Incentive Plan as of June 30, 2007 and 2008, and the changes during the three and six month periods then ended, is presented below:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
OUTSTANDING AT MARCH 31,	339,300	$18.50	552,975	$18.72
Granted	123,000	21.90	—	—
Vested	(46,200)	18.33	(46,200)	18.33

OUTSTANDING AT JUNE 30,	416,100	$19.53	506,775	$18.76

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
OUTSTANDING AT BEGINNING OF YEAR	339,300	$18.50	378,475	$19.64
Granted	123,000	21.90	174,500 (1)	16.73
Vested	(46,200)	18.33	(46,200)	18.33

OUTSTANDING AT JUNE 30,	416,100	$19.53	506,775	$18.76

(1)	Weighted average vesting period at grant date for shares granted is 61 months.

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award. The Company recorded $619,000 and $1,143,000 of stock-based compensation expense during the three and six month periods ended June 30, 2008, respectively. The Company recorded $433,700 and $775,000 of stock-based compensation expense during the three and six month periods ended June 30, 2007, respectively. The remaining amount to be charged to expense for unvested awards over the remaining service periods is $7.5 million. The Company also recorded $16,000 and $93,000, respectively, of expense during the three and six month periods ended June 30, 2008 related to the unrestricted shares issued to members of its Board of Directors. During the three and six month periods ended June 30, 2007, the Company recorded $3,000 and $6,000, respectively, of expense related to the unrestricted shares issued to members of its Board of Directors. The total fair value of shares vested during the three and six month periods ended June 30, 2008 was $823,000.

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

During the three and six month periods ended June 30, 2008, the fair market value of the swap instrument increased by $12.7 million and decreased by $328,000, respectively. The portion of the change in fair value attributable to hedge ineffectiveness, which for the three and six month periods ended June 30, 2008 was $0 and $259,000, respectively, was recorded in the Other Income (Expense) section of the Company’s Condensed Consolidated Statements of Income. The portion of the change in fair value attributable to hedge effectiveness was recorded, net of income tax effects, in the Accumulated Other Comprehensive Income (Loss) section of the Company’s Condensed Consolidated Statements of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

During the three and six month periods ended June 30, 2007, the fair market value of the swap instrument increased by $5.9 million and $3.5 million, respectively. The portion of the change in fair value attributable to hedge ineffectiveness, which for the three and six month periods ended June 30, 2007 was $0 and $174,000, respectively, was recorded in the Other Income (Expense) section of the Company’s Condensed Consolidated Statements of Income. The portion of the change in fair value attributable to hedge effectiveness was recorded, net of income tax effects, in the Accumulated Other Comprehensive Income (Loss) section of the Company’s Condensed Consolidated Statements of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

The fair value of the interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a nationally recognized financial institution. The fair value of the interest rate swap was in a liability position of $2.2 million as of June 30, 2008 and $1.9 million as of December 31, 2007. The swap was recorded in the Other Long-Term Liabilities section of the Company’s Condensed Consolidated Balance Sheets. The inputs used in determining the fair value fall within Level 2 of the fair value hierarchy, as defined in Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”).

8. INCOME TAXES

Income tax expense consists of the following for the three and six month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(dollars in thousands)
Current Tax Expense:
Federal	$283	$152	$570	$305
State	116	57	207	111

Total	399	209	777	416

Deferred Tax Expense:
Federal	3,766	3,267	9,643	7,331
State	613	558	1,631	1,263

Total	4,379	3,825	11,274	8,594

Total Income Tax Expense	$4,778	$4,034	$12,051	$9,010

Current income tax expense for 2007 and 2008 is primarily due to the alternative minimum tax requirements.

As of June 30, 2008, the Company had unused tax net operating loss carryforwards of approximately $146.1 million which expire between 2021 and 2024. Additionally, the Company expects continued goodwill amortization for tax purposes at the rate of approximately $40 million per year through June 2015. The Company determined that, based upon the evidence available as of June 30, 2008, the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will, more likely than not, be sufficient to utilize the entire deferred tax asset.

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

As of June 30, 2008, the Company held certain liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s interest rate swap derivative instruments. The fair values of our interest rate swap agreements are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. The fair value of the interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rate was derived from a yield curve created by a nationally recognized financial institution. See Note 7 for further information on the Company’s derivative instruments.

The following table presents the Company’s liabilities measured at fair value subject to the disclosure requirements of SFAS 157 as of June 30, 2008:

	Fair Value Measurements as of June 30, 2008
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Interest Rate Swaps	$2,193	$2,193	$—	$2,193	$—

11. NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No.51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the potential impact of SFAS 160 on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the potential impact of SFAS 141(R) on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) – an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations and cash flows.

12. SUBSEQUENT EVENTS

On July 18, 2008 the Company completed its acquisition of Bishop Communications Corporation (“Bishop Communications”), headquartered in Annandale, Minnesota. The Company paid approximately $33 million in cash, net of cash received, and assumed debt of approximately $13 million. The assumed debt bears interest at an average all-in rate of 7.22%. Principal payments on the Bishop debt of $576,000 are due in 2008, $1.3 million in 2009, $1.4 million in 2010, $1.5 million in 2011, and $1.6 million in 2012.

Bishop Communications was a privately held holding company whose operations include the Lakedale Telephone Company, a rural telecommunications provider. Bishop Communications currently serves approximately 16,600 telephone access lines, 4,800 high speed Internet customers and 3,800 video subscribers.

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

Overview

General

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa. We are the second-largest local exchange carrier in Iowa. In Iowa we operate 288 telephone exchanges serving 417 communities as the incumbent or “historical” local exchange carrier and are the sole telecommunications company providing wireline services in approximately 68% of these communities. Together with our competitive local exchange carrier subsidiaries, we provide services to approximately 233,300 access lines in Iowa. In addition, as a result of the Bishop transaction completed on July 18, 2008, we operate 16,600 access lines in Minnesota.

Our core business is the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 66% of our total revenues in the first six months of 2008, we provide long distance service, dial-up and DSL Internet access and other communications services. As part of our strategy of pursuing growth beyond our current service area, we compete for customers in mostly adjacent markets through our competitive local exchange carrier subsidiaries, Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Together, ITC and IT Communications are referred to as the “CLEC” or our “CLEC Operations”.

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

Access Line Trends

The number of access lines served is a factor that can affect a telecommunications provider’s revenues. Consistent with a general trend in the rural local exchange carrier industry in the past few years, the number of access lines we serve as an incumbent local exchange carrier has been decreasing. We expect that this trend will continue. Because most of our revenues result from our relationships with customers who utilize our access lines and the level of activity on those lines, the access line trend has an adverse impact on our revenues. Our response to this trend will have an important impact on our future revenues. Our primary strategy to respond to this trend is to leverage our strong incumbent market position to increase our revenue by selling additional services to our customer base, and to promote our DSL Internet access service offering, which is often used in lieu of additional access lines devoted to Internet usage. In addition, we expect to add new access lines as we pursue expansion of our service area through our competitive local exchange carrier subsidiaries and, potentially, through selected acquisitions of other telecommunications companies or lines from other telecommunications companies. However, we believe that the number of access lines served is not the sole meaningful indicator of our operating prospects and that, given our relatively stable subscriber base and ability to offer additional services, the numbers of long distance and dial-up and DSL Internet subscribers are also meaningful performance indicators for us.

The table below indicates the total number of access lines we serve and the number of customers subscribing to the indicated types of service as of the dates shown:

	As of June 30,
	2007	2008
Incumbent local exchange access lines(1)	222,800	206,000
Competitive local exchange carrier access lines(2)	25,300	27,300

Total access lines	248,100	233,300

Long distance subscribers	147,000	139,200
Dial-up Internet subscribers	26,700	18,800
DSL subscribers	57,900	67,600

(1)

Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 3,000 wholesale lines subscribed at June 30, 2007 and 2,600 at June 30, 2008.

(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiaries.

We intend to continue our strategy of increasing revenues by cross-selling additional services to our existing customer base, in the form of both bundled service packages and individual additional services. Between June 30, 2007 and June 30, 2008, total long distance service subscribers decreased by 7,800, total DSL Internet access service subscribers increased by 9,700, and total dial-up Internet access service subscribers decreased by 7,900, with much of the decrease in total dial-up subscribers being a reflection of customer migration from dial-up to DSL service.

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

Statewide retail local exchange service deregulation of our business began on July 1, 2005, pursuant to our election to deregulate our rates for all of our retail local exchange services except for single line flat-rated business and residential service and extended area service (“EAS”) in accordance with legislation enacted by the Iowa General Assembly in March 2005. Further, as of January 2006, all or our retail local exchange service was deregulated in 28 exchanges based on competitive findings made by the Iowa Utilities Board. The remaining retail local exchange service rate regulation in our then-rate-regulated exchanges was eliminated as of July 1, 2008. The Iowa Utilities Board had an opportunity to extend such remaining rate regulation until July 1, 2010, but, in a June 27, 2008 order, found that an extension of rate regulation was not in the public interest. The resulting deregulation will permit us to respond better to competitive offerings by other providers.

MCC is offering voice services through a business arrangement with Sprint Communications L.P. (“Sprint”). On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U.S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into an interconnection agreement with Sprint and asking the court to invalidate the agreement. On April 15, 2008, the court issued a ruling holding against us, therefore maintaining the status quo in which we are obligated to enter into an interconnection agreement with Sprint. We have appealed this decision to the U.S. Court of Appeals for the Eighth Circuit on May 14, 2008. We cannot predict how and when this litigation will be resolved.

Notwithstanding the period in which our complaint was under consideration, we have negotiated, mediated and litigated with Sprint and, at times, with MCC to resolve issues relating to interpretation and implementation of the interconnection agreement. On January 22, 2007, we filed a second complaint against the Iowa Utilities Board and Sprint in U.S. District Court asking the court to rule that the Iowa Utilities Board acted unlawfully when it interpreted the interconnection agreement to require Iowa Telecom to provide certain services to Sprint, particularly in the manner requested by Sprint. Briefing on this complaint will conclude during the third quarter of 2008. We cannot predict how and when this litigation will be resolved.

In addition to the disputes pending in federal district court and before the Iowa Utilities Board, we are also defending a complaint filed by MCC on July 31, 2006, in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The state court complaint seeks unspecified damages and costs and additional relief as warranted. This state court proceeding had been stayed pending the result of our first federal complaint. On the basis of our pending appeal to the Eighth Circuit of the first federal complaint, we are currently resisting a request by MCC to lift the stay of the state court proceeding. We can neither predict the result of our resistance to the lifting of the stay nor when and how this state court litigation will be resolved.

Ancillary Effects of our Data Businesses. Part of our decreasing line count has been an ancillary effect of our strategic focus on growing our Internet access service business. As our Internet service provider business has expanded, some competitors offering dial-up Internet service have cancelled their connections to our network. These connections had historically been counted as access lines. Moreover, as we increase DSL Internet access service penetration, customer demand for second lines for dial-up Internet access service has decreased because DSL Internet access service often replaces a second line dedicated to Internet usage. We believe that the revenue generated by our dial-up and DSL Internet access services outweighs the effect of these types of access line losses.

Our Retail Local Rate and Pricing Structure

As described under “Overview—Competition” above, statewide retail local exchange service deregulation of our business began on July 1, 2005, pursuant to our election to deregulate our rates for all of our retail local exchange services except for single line flat-rated business and residential service and extended area service (“EAS”) in accordance with legislation enacted by the Iowa General Assembly in March 2005. Further, as of January 2006, all of our retail local exchange service was deregulated in 28 exchanges based on competitive findings made by the Iowa Utilities Board. The remaining retail local exchange service rate regulation in our then-rate-regulated exchanges sunset effective July 1, 2008. The Iowa Utilities Board had an opportunity to extend such remaining rate regulation until July 1, 2010, but, in a June 27, 2008 order, found that an extension of rate regulation was not in the public interest to do so. The resulting deregulation will permit us to respond better to competitive offerings by other providers.

From July 1, 2005 through June 30, 2008, monthly rates for single line services remaining under price regulation could be adjusted annually by one dollar for residential lines and two dollars for business lines, plus an inflation increment, up to a monthly rate cap of $19.00 for residential lines and $38.00 for business lines. Pursuant to a January 25, 2007 interpretation by the Iowa Utilities Board, the $19.00 and $38.00 limits were inclusive of any incremental inflationary adjustments and, therefore, once met, did not permit further inflationary adjustments. These rates did not, however, include charges for EAS, which, to the extent that it is offered in conjunction with single line flat-rate service, remained regulated by the Iowa Utilities Board. As a result of retail rate deregulation, these pricing limits are no longer applicable.

Effective January 1, 2007, our then-regulated monthly single line flat-rated business rate became $37.96. Effective February 1, 2007, our regulated monthly single line flat-rated residential rate became $18.99. Both rates are exclusive of EAS, taxes, fees and regulatory surcharges. As of July 1, 2008, these retail local exchange service rates are no longer subject to regulation by the Iowa Utilities Board.

Our Ability to Control Operating Expenses

We strive to control expenses in order to maintain our operating margins. We anticipate that operating expenses generally will remain stable in line with revenue changes. Because some of our operating expenses, such as those relating to sales and marketing, are variable, we believe we can calibrate expenses to growth in the business to a significant degree.

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

As of June 30, 2008, our CLEC served 27,300 access lines and accounted for 11.7% of Iowa Telecom’s total access lines. We plan to maintain a limited investment approach as we continue to grow our competitive local exchange carrier business.

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

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others. We receive federally administered universal service support, representing approximately 2% of our total revenue in the first six months of 2008, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject in 2000. In addition, Montezuma Mutual Telephone Company (“Montezuma Telephone”) received high cost loop universal service support amounting to less than 1% of our revenue. Our incumbent local exchange carrier switched access charges for services within Iowa are based on rates approved by the Iowa Utilities Board. Our incumbent local exchange carrier switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

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

The following table summarizes our revenues and sales from these sources:

	Six Months Ended June 30,		% of Total Revenues and Sales for the Six Months Ended June 30,
	2007	2008	2007	2008
	(dollars in thousands)
Local services	$37,592	$35,113	29%	29%
Network access services	54,017	43,005	42%	36%
Toll services	10,675	11,549	8%	10%
Data and internet services	14,242	16,486	11%	14%
Other services and sales	12,705	12,869	10%	11%

Total	$129,231	$119,022	100%	100%

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of income for the periods indicated, expressed as a percentage of total revenues and sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Total revenues and sales	100%	100%	100%	100%
Cost of services and sales (excluding expenses listed separately below)	32%	32%	30%	31%
Selling, general and administrative	18%	17%	17%	17%
Depreciation and amortization	19%	22%	19%	21%

Operating income	31%	29%	34%	31%
Total other expenses, net	13%	13%	12%	13%

Income before income taxes	18%	16%	22%	18%
Income taxes	8%	7%	9%	8%

Net income	10%	9%	13%	10%

Three Months Ended June 30, 2008 and 2007

Revenues and Sales

The table below sets forth the components of our revenues and sales for the three months ended June 30, 2008 compared to the same period in 2007:

	Three Months Ended June 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Revenues and Sales:
Local services	$18,745	$17,422	$(1,323)	-7.1%
Network access services	24,736	20,343	(4,393)	-17.8%
Toll services	5,285	5,679	394	7.5%
Data and internet services	7,298	8,408	1,110	15.2%
Other services and sales	6,671	6,325	(346)	-5.2%

Total revenues and sales	$62,735	$58,177	$(4,558)	-7.3%

Local Services. Local services revenues decreased $1.3 million, or 7.1%, for the three months ended June 30, 2008 as compared to the same period in 2007. The decrease was primarily due to the loss of access lines. From June 30, 2007 to June 30, 2008, total access lines decreased by 14,800, including the loss of 16,800 incumbent local exchange carrier lines offset by an increase in lines served by our competitive local exchange carriers of 2,000.

Network Access Services. Our network access services revenues decreased $4.4 million, or 17.8%, for the three months ended June 30, 2008 as compared to the same period in 2007. The decrease was partially due to a $1.5 million revenue reduction related to a network access billing matter during 2008. In addition, the three months ended June 30, 2007 included a $980,000 favorable revenue impact from the settlement of a similar matter. The remainder of the decrease was primarily due to lower revenues resulting from the decline in access lines.

Toll Services. Our toll services revenues increased by $394,000, or 7.5%, for the three months ended June 30, 2008 as compared to the same period in 2007. The increase in revenue was due to customer connection charges which were $862,000 higher in 2008, and was partially offset by fewer long distance customers.

Data and Internet Services. Data and Internet Services revenues increased by $1.1 million, or 15.2%, for the three months ended June 30, 2008 as compared to the same period in 2007. The increase was primarily a result of growth in revenue from our DSL Internet access service of $1.3 million and growth in our data solutions products of $273,000. This increase was partially offset by decreases in dial-up Internet revenue of $426,000. We believe the decline in dial-up Internet access service customers primarily was the result of customer migration to broadband products such as our DSL service.

Other Services and Sales. Other services and sales revenues decreased by $346,000, or 5.2%, for the three months ended June 30, 2008 as compared to the same period in 2007. The revenue decrease was primarily due a decrease in rental income partially offset by higher miscellaneous customer fees.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the three months ended June 30, 2008 compared to the same period in 2007:

	Three Months Ended June 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$20,200	$18,744	$(1,456)	-7.2%
Selling, general and administrative	11,121	10,150	(971)	-8.7%
Depreciation and amortization	12,230	12,665	435	3.6%

Total operating costs and expenses	$43,551	$41,559	$(1,992)	-4.6%

Cost of Services and Sales. Cost of services and sales decreased $1.5 million, or 7.2%, for the three months ended June 30, 2008 as compared to the same period in 2007. The decrease was principally due to a decline of $947,000 in access expense.

Selling, General and Administrative. Selling, general and administrative costs decreased $971,000, or 8.7%, for the three months ended June 30, 2008 as compared to the same period in 2007. The decrease was primarily due to lower salary, wages, and benefits costs.

Depreciation and Amortization. Depreciation and amortization increased $435,000, or 3.6%, for the three months ended June 30, 2008 as compared to the same period in 2007. The increase was primarily due to higher plant balances.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the three months ended June 30, 2008 compared to the same period in 2007:

	Three Months Ended June 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$182	$172	$(10)	-5.5%
Interest expense	(7,965)	(7,463)	502	-6.3%
Other, net	(49)	—	49	-100.0%

Total other expense, net	$(7,832)	$(7,291)	$541	-6.9%

Interest and Dividend Income. Interest and dividend income decreased $10,000.

Interest Expense. Interest expense decreased $502,000, or 6.3%, for the three months ended June 30, 2008 as compared to the same period in 2007. The decrease was due to a lower average balance on the revolving credit facility and lower interest rates on the Company’s variable rate debt.

Other, Net. Other, net was a net expense of zero for the three months ended June 30, 2008 as compared to $49,000 related to ineffectiveness of the interest rate swap in the same period in 2007.

Income Tax Expense

Income tax expense decreased $744,000 to $4.0 million for the three months ended June 30, 2008 as compared to $4.8 million for the same period in 2007 due to lower income before taxes. During the three months ended June 30, 2007 and 2008, cash income taxes paid were $439,000 and $143,000, respectively.

Six Months Ended June 30, 2008 and 2007

Revenues and Sales

The table below sets forth the components of our revenues and sales for the six months ended June 30, 2008 compared to the same period in 2007:

	Six Months Ended June 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Revenues and Sales:
Local services	$37,592	$35,113	$(2,479)	-6.6%
Network access services	54,017	43,005	(11,012)	-20.4%
Toll services	10,675	11,549	874	8.2%
Data and internet services	14,242	16,486	2,244	15.8%
Other services and sales	12,705	12,869	164	1.3%

Total revenues and sales	$129,231	$119,022	$(10,209)	-7.9%

Local Services. Local services revenues decreased $2.5 million, or 6.6%, for the six months ended June 30, 2008 as compared to the same period in 2007. The decrease was primarily due to the loss of access lines. From June 30, 2007 to June 30, 2008, total access lines decreased by 14,800, including the loss of 16,800 incumbent local exchange carrier lines offset by an increase in lines served by our competitive local exchange carriers of 2,000.

Network Access Services. Our network access services revenues decreased $11.0 million, or 20.4%, for the six months ended June 30, 2008 as compared to the same period in 2007. The decrease was primarily due to $5.5 million of revenue from non-recurring network access billing matters with connecting carriers recorded in 2007, while 2008 included a $1.5 million unfavorable impact due to similar items. The remainder of the decrease was primarily due to lower revenues resulting from the decline in access lines.

Toll Services. Our toll services revenues increased by $874,000, or 8.2%, for the six months ended June 30, 2008 as compared to the same period in 2007. The increase in revenue was due to higher customer connection charges, which were partially offset by fewer long distance customers combined with a decrease in the average minutes of use per customer.

Data and Internet Services. Data and Internet Services revenues increased by $2.2 million, or 15.8%, for the six months ended June 30, 2008 as compared to the same period in 2007. The increase was primarily a result of growth in our DSL Internet access service revenue of $2.6 million and growth in our data solutions products revenue of $525,000. This increase was partially offset by decreases in dial-up Internet revenue of $838,000. We believe the decline in dial-up Internet access service customers primarily was the result of customer migration to broadband products such as our DSL service.

Other Services and Sales. Other services and sales revenues increased by $164,000, or 1.3%, for the six months ended June 30, 2008 as compared to the same period in 2007. The revenue increase was primarily due to a $1.4 million growth in our CPE business partially offset by a $1.3 million decrease in rental income.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the six months ended June 30, 2008 compared to the same period in 2007:

	Six Months Ended June 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$38,576	$37,357	$(1,219)	-3.2%
Selling, general and administrative	21,602	20,265	(1,337)	-6.2%
Depreciation and amortization	24,258	25,270	1,012	4.2%

Total operating costs and expenses	$84,436	$82,892	$(1,544)	-1.8%

Cost of Services and Sales. Cost of services and sales decreased $1.2 million, or 3.2%, for the six months ended June 30, 2008 as compared to the same period in 2007. The decrease was principally due to a decline in access expense of $1.5 million partially offset by an increase in material costs attributable to growth of our CPE and data businesses.

Selling, General and Administrative. Selling, general and administrative costs decreased $1.3 million, or 6.2%, for the six months ended June 30, 2008 as compared to the same period in 2007. The decrease was primarily due to lower salary, wages, and benefits costs.

Depreciation and Amortization. Depreciation and amortization increased $1.0 million or 4.2%, for the six months ended June 30, 2008 as compared to the same period in 2007. The increase was primarily due to higher plant balances.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the six months ended June 30, 2008 compared to the same period in 2007:

	Six Months Ended June 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$553	$550	$(3)	-0.5%
Interest expense	(15,977)	(15,161)	816	-5.1%
Other, net	(273)	(259)	14	-5.1%

Total other expense, net	$(15,697)	$(14,870)	$827	-5.3%

Interest and Dividend Income. Interest and dividend income decreased $3,000, or 0.5%.

Interest Expense. Interest expense decreased $816,000, or 5.1%, for the six months ended June 30, 2008 as compared to the same period in 2007. The decrease was due to a lower average balance on the revolving credit facility and lower interest rates on the Company’s variable rate debt.

Other, Net. Other, net was a net expense of $259,000 related to ineffectiveness of the interest rate swap for the six months ended June 30, 2008 as compared to $273,000 in the same period in 2007.

Income Tax Expense

Income tax expense decreased $3.0 million to $9.0 million for the six months ended June 30, 2008 as compared to $12.1 million for the same period in 2007 due to lower income before taxes. During the six months ended June 30, 2007 and 2008, cash income taxes paid were $442,000 and $147,000, respectively.

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements arise primarily from: (i) interest payments related to our credit facilities; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our common stock and (v) potential acquisitions.

The table below reflects the dividends declared or paid by the Company during 2007 and 2008:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 15, 2006	$0.405	December 29, 2006	January 16, 2007
March 15, 2007	$0.405	March 30, 2007	April 16, 2007
June 15, 2007	$0.405	June 29, 2007	July 16, 2007
September 14, 2007	$0.405	September 28, 2007	October 15, 2007
December 14, 2007	$0.405	December 31, 2007	January 15, 2008
March 14, 2008	$0.405	March 31, 2008	April 15, 2008
June 12, 2008	$0.405	June 30, 2008	July 15, 2008

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

On July 18, 2008 the Company completed its acquisition of Bishop Communications Corporation (“Bishop Communications”), headquartered in Annandale, Minnesota. The Company paid approximately $33 million in cash, net of cash received, and assumed debt of approximately $13 million. Bishop Communications was a privately held holding company whose operations include the Lakedale Telephone Company, a rural telecommunications provider. Bishop Communications currently serves approximately 16,600 telephone access lines, 4,800 high speed Internet customers and 3,800 video subscribers.

To fund any significant future acquisitions, we intend to use borrowings under our revolving credit facility or, subject to the restrictions in our credit facilities, to arrange additional funding through the sale of public or private debt and/or equity securities, including common stock, or to obtain additional senior bank debt.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. We are not required to make any scheduled principal payments on Term Loans B, C and D, which will mature in 2011. However, we may be required to make annual mandatory prepayments under these credit facilities with a portion of our available cash. We will need to refinance all or a portion of our indebtedness on or before maturity in 2011. As a result of the assumed debt associated with the Bishop acquisition of approximately $13.0 million, we will have principal payments of $576,000 due in 2008, $1.3 million in 2009, $1.4 million in 2010, $1.5 million in 2011, and $1.6 million in 2012.

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

We have historically funded our operations and capital expenditure requirements primarily with cash from operations and our revolving line of credit. The following table summarizes our Short-Term Liquidity and Adjusted Total Debt, as defined in our credit agreement, as of December 31, 2007 and June 30, 2008:

	As of
	December 31, 2007	June 30, 2008
	(in thousands)
Short-Term Liquidity:
Current assets	$47,454	$28,920
Current liabilities	(68,531)	(47,781)

Net working capital deficit	$(21,077)	$(18,861)

Cash and cash equivalents	$21,919	$4,093
Available on revolving credit facility	$82,000	$99,000
Adjusted Total Debt:
Long-term debt	$477,778	$477,778
Revolving credit facility	18,000	1,000

Total debt	495,778	478,778
Minus:
RTFC Capital Certificates	(7,778)	(7,778)
Cash and cash equivalents	(21,919)	(4,093)

Adjusted Total Debt	$466,081	$466,907

The reductions in current assets and current liabilities are primarily due to the use of cash and cash equivalents to reduce the balance outstanding on the revolving credit facility.

The following table summarizes our Adjusted EBITDA, as defined in our credit agreement, and reconciles such Adjusted EBITDA to net income (which we believe is the most directly comparable GAAP financial measure to Adjusted EBITDA) for the three and six month periods ended June 30, 2007 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Adjusted EBITDA:
Net income	$6,574	$5,293	$17,047	$12,250
Income tax expense	4,778	4,034	12,051	9,010
Interest expense	7,965	7,463	15,977	15,161
Depreciation and amortization	12,230	12,665	24,258	25,270
Unrealized losses on financial derivatives	49	—	273	259
Non-cash stock-based compensation expense	680	904	1,273	1,770
Extraordinary or unusual (gains) losses	—	—	—	—
Non-cash portion of RTFC Capital Allocation	(41)	(44)	(199)	(146)
Other non-cash losses (gains)	—	—	—	—
Loss (gain) on disposal of assets not in ordinary course	—	—	—	—
Transaction costs	—	—	—	—

Adjusted EBITDA	$32,235	$30,315	$70,680	$63,574

The following table summarizes our sources and uses of cash for the six months ended June 30, 2007 and 2008:

	Six Months Ended June 30,
Description	2007	2008
	(in thousands)
Net Cash Provided (Used) By:
Operating activities	$50,171	$44,229
Investing activities	$(13,212)	$(18,931)
Financing activities	$(44,987)	$(43,124)

Cash Provided by Operating Activities

For the six months ended June 30, 2007 and 2008, cash provided by operating activities was $50.2 million and $44.2 million, respectively. The decrease in cash provided by operating activities is primarily due to the funds received related to the resolution of certain network access disputes in 2007.

Cash Used in Investing Activities

The table below sets forth the components of cash used in investing activities for the six months ended June 30, 2007 and 2008:

	Six Months Ended June 30,
	2007	2008
	(in thousands)
Network and support assets	$10,125	$9,948
Other	3,087	3,045

Total capital expenditures	13,212	12,993
Purchase of wireless licenses	—	5,938

Total	$13,212	$18,931

Capital expenditures for 2008 include $1.6 million for the implementation of a customer relationship management system. Capital expenditures in 2007 include $2.9 million incurred to acquire, refurbish and provide network facilities for our new headquarter facility. The remaining $5.9 million change is due to the purchase of 700 MHz wireless licenses acquired through the FCC’s recent wireless auction in 2008.

In April 2004, our incumbent local exchange carrier reached a rate settlement agreement with the Iowa Utilities Board and other parties. Pursuant to the settlement agreement, we were obligated to invest substantially all additional revenues generated by the allowed increase in our regulated rates, except for revenues resulting from inflation adjustments, on capital improvements identified in our network improvement plan. Because deregulated services were excluded from the agreement, the retail local exchange service rate deregulation that became effective July 1, 2008 eliminated our continuing obligation to invest any incremental revenue from the regulated rate increase.

We expect that total capital expenditures, including those pursuant to the settlement agreement, will be between approximately $27 million and $29 million in fiscal 2008 inclusive of expected capital expenditures at Bishop Communications and to replace equipment damaged by flooding in our service area. We expect to fund all of these capital expenditures through cash generated by our operations. Our capital expenditures can fluctuate from quarter to quarter, and are impacted to some extent by factors beyond our control, such as customer demand, the level of construction activity in our region, and weather.

During the first quarter of 2008, we participated in the FCC’s auction of 700 MHz Band licenses (Auction No.73) after depositing $1.9 million with the FCC. We were high bidder on three Cellular Market Area licenses in the 704-710 MHz, and 734-740 MHz bands. We submitted the balance of our $5.9 million total winning bids on April 17, 2008. The FCC issued the licenses during the second quarter of 2008. We currently hold 15 FCC Advanced Wireless Service licenses and hold three 700 MHz licenses in Iowa. Our ownership of these licenses subjects us to FCC regulation of the wireless services we may choose to provide and the technical operating characteristics of the network equipment we may utilize. In addition, our right to renew these licenses depends on our compliance with build-out requirements promulgated by the FCC. For the 700 MHz licenses, we must begin meeting such requirements in stages prior to the expiration of the initial 10 year license term. For our Advanced Wireless Service licenses, we must meet the FCC’s build-out requirements by the end of such licenses’ 15 year initial term. We cannot predict changes that may occur in the FCC’s regulation of our Advanced Wireless Services or 700 MHz licenses, the network we may build or the services we may provide over the period of time we may hold the licenses.

Cash Used in Financing Activities

For the six months ended June 30, 2007 and 2008, net cash used in financing activities was $45.0 million and $43.1 million, respectively.

Long-Term Debt and Revolving Credit Facilities

Credit Facilities

As of June 30, 2008, we had outstanding $477.8 million of senior debt under our term loan facilities, and had $1.0 million drawn under our $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of June 30, 2008, $1.0 million was outstanding on the revolving credit facility and $99.0 million was available. Borrowings under our revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of June 30, 2008, we had $1.0 million outstanding under LIBOR elections at an average all-in rate of 4.49%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of June 30, 2008, $350.0 million was outstanding under Term Loan B based upon a LIBOR election effective through September 30, 2008 at an all-in rate of 4.56%. We have entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of June 30, 2008, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through September 12, 2008 at an all-in rate of 4.54%.

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

The credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and in cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of June 30, 2008, no prepayment amounts were due under these provisions.

On July 14, 2008, the Company entered into Amendment No. 2 to its credit agreement, dated as of November 23, 2004 (as amended from time to time, the “ Credit Agreement”), among the Company, the lenders party thereto and Rural Telephone Finance Cooperative, as a administrative agent. Amendment No. 2 to the Credit Agreement (1) gives the Company greater flexibility to acquire companies which have non-wholly owned subsidiaries, by, among other things, not requiring acquired non-wholly owned subsidiaries to guarantee the loans under the Credit Agreement, (2) permits the Company to assume or acquire up to $20 million of existing indebtedness of acquired entities and (3) modifies the Company’s excess cash flow prepayment obligations with respect to uses of the revolving credit facility for permitted acquisitions.

The credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of June 30, 2008.

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

In response to the Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks, the FCC adopted rules on May 31, 2007 requiring incumbent local exchange carriers, competitive local exchange carriers, and wireless carriers to, among other things, maintain emergency back-up power for a minimum of eight hours for cell sites, remote switches, and digital loop carrier system remote terminals that normally are powered from local AC commercial power. Five days prior to the new rules taking effect, the FCC on October 4, 2007, released an order amending some of these new requirements to provide greater compliance flexibility. We do not anticipate incurring significant costs in complying with the FCC’s requirements.

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

On February 20, 2008, MCImetro Transmission Access Transmission Services LLC, d/b/a Verizon Access Transmission Services and MCI Communications Services, Inc. d/b/a Verizon Business Services filed a complaint with the Iowa Utilities Board against our local incumbent exchange carrier, our CLEC, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that the tariffed intrastate switched access rates of each are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We have filed a motion to dismiss the complaint in light of our legislated price plan, and believe the substance of the complaint to be without merit given the absence of any rationale for the proposed decrease. Briefing on our pending motion to dismiss will conclude August 4, 2008. We cannot predict how and when our motion to dismiss will be resolved. Further, we cannot predict the outcome of Verizon’s complaint on its merits in the event our motion to dismiss is denied.

In June 2008, record flooding damaged a few of the 417 ILEC communities served by Iowa Telecom. Through June 30, 2008, we believe that we have lost approximately 200 access lines that can be directly attributed to the flooding. Additionally, we believe that our operating results for the three and six months ended June 30, 2008 were negatively impacted by approximately $250,000, which is comprised of lost revenues, increased labor costs from overtime and a shift of capital efforts into repair efforts, along with other repair and prevention costs. As it relates to incremental capital expenditures, we estimate that we have incurred less than $100,000 of expenditures related to the flooding through June 30, 2008. However, we expect that amount will increase over time as the infrastructure is rebuilt in the impacted communities. We estimate that capital expenditures of approximately $1 million will be incurred over the next one to two years related to restoration and rebuilding efforts. However, this estimate is subject to change as a result of potential capital expenditures related to unforeseen restoration activities. We believe that we will recover a portion of the costs and expenditures described from our insurance carrier, but have not submitted a final insurance claim.

Montezuma Telephone and our CLECs concur in the Iowa Telecommunications Association is (“ITA”) intrastate access charge tariff. On May 30, 2008, the Board issued an order rejecting ITA’s proposed tariff revision, and requiring ITA to, among other things, lower its local switching rate from 4.04 to 2.44 cents-per-minute and to remove the 1.5 cents-per-minute Transport Interconnection Charge by June 30, 2008. ITA filed a request for stay pending rehearing on a variety of issues, including the appropriate transition period for implementation. Sprint also filed a rehearing request regarding the Board’s decision not to issue refunds back to September 1, 2007, the date of Sprint’s objection. The Board has granted ITA’s request for stay. We expect the board will issue a decision on rehearing later this year. The Board’s May 30, 2008 order also indicated that it might institute a proceeding that could lead to removal of the three cents-per-minute carrier common line charge in the ITA tariff, which would apply to Montezuma but not to our CLECs because our CLECs do not assess the carrier common line (“CCL”) charge. We cannot predict the result of either the rehearing on the ITA tariff or of any proceeding regarding ITA’s CCL rate.

Obligations and Commitments

Our ongoing capital commitments include capital expenditures, debt service requirements and acquisition commitments. For the six months ended June 30, 2008, capital expenditures were $18.9 million; see “—Liquidity and Capital Resources—Cash Used in Investing Activities.”

The following table sets forth our contractual obligations as of June 30, 2008, together with cash payments due in each period indicated:

	Payments Due by Period
Obligation	Total	Jul. – Dec. 2008	2009 – 2010	2011 – 2012	2013 and after
	(dollars in thousands)
Current Debt:
Revolving credit facility(1) (3)	$1,000	$—	$—	$1,000	$—
Long-Term Debt:
Senior debt payments	477,778	—	—	477,778	—
Interest Payments(2)	85,839	12,894	51,866	21,079	—
Operating Lease Payments	452	143	253	14	42

Total Contractual Obligations	$565,069	$13,037	$52,119	$499,871	$42

(1)	Advances on the line of credit mature in periods within one year. The terms of the line of credit are a component of our senior debt agreement which expires in November 2011.
(2)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.
(3)

Excludes commitments for purchase of Bishop Communications of approximately $33 million in cash, net of cash received and assumed debt of approximately $13 million. The assumed debt bears interest at an average all-in rate of 7.22%. Principal payments of $576,000 are due in 2008, $1.3 million in 2009, $1.4 million in 2010, $1.5 million in 2011, and $1.6 million in 2012.

As of June 30, 2008, no letters of credit were outstanding.

We currently project that cash provided by operations will be adequate to meet our foreseeable operational liquidity needs for the next twelve months. However, our actual cash needs and the availability of required funding may differ from our expectations and estimates, and those differences could be material. Our future capital requirements will depend on many factors, including, among others, the demand for our services in our existing markets, regulatory, technological and competitive developments, the level of construction activity in our region and the impact of weather.

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

As of June 30, 2008, our unused tax net operating loss carry forward was $146.1 million, and will expire between 2021 and 2024. Additionally, the Company expects to be able to continue taking deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $40.0 million per year through June 2015. Based upon the evidence available as of June 30, 2008, the combination of the continued generation of taxable income from operations and reversing temporary differences will be, more likely than not, sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance was required for our deferred tax assets.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the potential impact of SFAS 160 on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions and also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the potential impact of SFAS 141(R) on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) – an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations and cash flows.

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

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to $50.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $1.0 million of borrowings drawn under the revolving credit facility at June 30, 2008. With respect to our $77.8 million of borrowings under Term Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from July 2011 through maturity in November 2011. As of June 30, 2008, a one percent change in the underlying interest rates for all of the variable rate debt that was outstanding would have an impact of approximately $510,000 per year on our interest expense while our fixed rates and swaps are in place.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On February 20, 2008, MCImetro Transmission Access Transmission Services LLC, d/b/a Verizon Access Transmission Services and MCI Communications Services, Inc. d/b/a Verizon Business Services filed a complaint with the Iowa Utilities Board against our local incumbent exchange carrier, our CLEC, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that the tariffed intrastate switched access rates of each are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We have filed a motion to dismiss the complaint in light of our legislated price plan and believe the substance of the complaint to be without merit given the absence of any rationale for the proposed decrease. Briefing on our pending motion to dismiss will conclude August 4, 2008. We cannot predict how and when our motion to dismiss will be resolved. Further, we cannot predict the outcome of Verizon’s complaint on its merits in the event our motion to dismiss is denied.

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

During the quarter ended June 30, 2008, the Company reacquired the following number of shares of its common stock from recipients of restricted stock awards under the Company’s 2005 Stock Incentive Plan in order to satisfy tax withholding obligations due upon vesting of such restricted stock (see also Note 6 to Consolidated Financial Statements above):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2008	8,584	$17.73	—	—
May 1 to May 31, 2008	7,055	$17.92	—	—
June 1 to June 30, 2008	—	—	—	—

Total	15,639	$17.82	—	—

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The registrant held its 2008 Annual Meeting of the Shareholders on June 12, 2008.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement. All such nominees were elected pursuant to the following votes:

	Number of Votes
	FOR	WITHHELD
DIRECTORS
Brian G. Hart	29,053,190	387,793
Alan L. Wells	29,058,691	382,292
Kenneth R. Cole	29,078,207	362,776

The Company’s other directors whose terms of office continued after the Annual Meeting are Norman C. Frost, H. Lynn Horak, Craig A. Lang, and Kendrik E. Packer.

(c) Other matters voted upon:

Ratification of appointment of Deloitte & Touche LLP as the Company’s independent registered public accountants for 2008:

Number of votes FOR	29,212,817
Number of votes AGAINST/WITHHELD	134,622
Number of votes ABSTAINING	93,544
Number of BROKER NON-VOTES	—

ITEM 6.	EXHIBITS

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2008	/s/ Alan L. Wells
Alan L. Wells
President, Chief Executive Officer and Chairman of the Board

August 1, 2008	/s/ Craig A. Knock
Craig A. Knock
Vice President,
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

IOWA TELECOMMUNICATIONS SERVICES, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2008

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc. - incorporated by reference to Exhibit 3.1 to Iowa Telecom’s Registration Statement on Form S-1/Amendment No. 6 (File No. 333-114349)

3.2	Amended and Restated By-Laws of Iowa Telecommunications Services, Inc. - incorporated by reference to Exhibit 3.2 to Iowa Telecom’s Registration Statement on Form S-1/Amendment No. 6 (File No. 333-114349)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.