Form 10-Q
period 2008-09-30
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2008-11-05
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of October 24, 2008 was 31,971,837.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	December 31, 2007	September 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,919	$7,465
Accounts receivable, net	20,252	21,508
Inventories	2,995	4,211
Prepayments and other current assets	2,288	3,023

Total Current Assets	47,454	36,207

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	542,949	589,828
Accumulated depreciation	(264,284)	(298,385)

Net Property, Plant and Equipment	278,665	291,443

GOODWILL	466,554	475,744
INTANGIBLE ASSETS AND OTHER, net	24,888	38,675
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	13,998	16,015

Total Assets	$831,559	$858,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$18,000	$37,000
Accounts payable	9,062	10,277
Advanced billings and customer deposits	9,365	9,090
Accrued and other current liabilities	32,104	29,228
Current maturities of long-term debt	—	1,197

Total Current Liabilities	68,531	86,792
LONG-TERM DEBT	477,778	489,316
DEFERRED TAX LIABILITIES	35,255	51,087
OTHER LONG-TERM LIABILITIES	7,028	8,773

Total Liabilities	588,592	635,968

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,440,215 and 31,500,687 issued and outstanding, respectively	314	315
Additional paid-in capital	324,170	326,350
Retained deficit	(82,154)	(103,042)
Accumulated other comprehensive income (loss)	637	(1,507)

Total Stockholders’ Equity	242,967	222,116

Total Liabilities and Stockholders’ Equity	$831,559	$858,084

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
REVENUES AND SALES	$60,780	$62,923	$190,011	$181,945
OPERATING COSTS AND EXPENSES:
Cost of services and sales (exclusive of items shown separately below)	19,221	20,424	57,797	57,781
Selling, general and administrative	10,527	11,965	32,129	32,230
Depreciation and amortization	12,260	13,736	36,518	39,006

Total Operating Costs and Expenses	42,008	46,125	126,444	129,017

OPERATING INCOME	18,772	16,798	63,567	52,928

OTHER INCOME (EXPENSE):
Interest and dividend income	199	179	752	729
Interest expense	(7,987)	(8,033)	(23,964)	(23,194)
Other, net	(210)	1,080	(483)	821

Total Other Expense, net	(7,998)	(6,774)	(23,695)	(21,644)

EARNINGS BEFORE INCOME TAXES	10,774	10,024	39,872	31,284
INCOME TAX EXPENSE	4,483	4,301	16,534	13,311

NET INCOME	$6,291	$5,723	$23,338	$17,973

EARNINGS PER SHARE:
BASIC - Earnings Per Share	$0.20	$0.18	$0.74	$0.57

BASIC - Weighted Average Number of Shares Outstanding	31,432	31,492	31,406	31,469
DILUTED - Earnings Per Share	$0.20	$0.18	$0.73	$0.56

DILUTED - Weighted Average Number of Shares Outstanding	32,052	32,177	32,046	32,116
Dividends Declared Per Share	$0.405	$0.405	$1.215	$1.215

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30, 2007 and 2008
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance, June 30, 2007	31,416,313	$314	$323,000	$(68,668)	$10,651	$265,297
Net income	—	—	—	6,291	—	6,291
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(5,376)	(5,376)
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(116)	(116)

Total comprehensive income (loss)	—	—	—	6,291	(5,492)	799
Compensation from compensatory stock plans	35,625	—	674	—	—	674
Shares reacquired	(11,723)	—	(245)	—	—	(245)
Dividends declared ($.405 per share)	—	—	—	(12,867)	—	(12,867)

Balance, September 30, 2007	31,440,215	$314	$323,429	$(75,244)	$5,159	$253,658

Balance, June 30, 2008	31,476,776	$315	$325,670	$(95,816)	$304	$230,473
Net income	—	—	—	5,723	—	5,723
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(1,662)	(1,662)
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(149)	(149)

Total comprehensive income (loss)	—	—	—	5,723	(1,811)	3,912
Compensation from compensatory stock plans, net of tax	35,625	—	890	—	—	890
Shares reacquired	(11,714)	—	(210)	—	—	(210)
Dividends declared ($.405 per share)	—	—	—	(12,949)	—	(12,949)

Balance, September 30, 2008	31,500,687	$315	$326,350	$(103,042)	$(1,507)	$222,116

	Nine Months Ended September 30, 2007 and 2008
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance, December 31, 2006	31,379,670	$314	$322,016	$(59,976)	$5,345	$267,699
Net income	—	—	—	23,338	—	23,338
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(3,155)	(3,155)
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	2,969	2,969

Total comprehensive income (loss)	—	—	—	23,338	(186)	23,152
Compensation from compensatory stock plans	82,447	—	1,953	—	—	1,953
Shares reacquired	(26,902)	—	(561)	—	—	(561)
Exercise of employee stock options	5,000	—	21	—	—	21
Dividends declared ($1.215 per share)	—	—	—	(38,606)	—	(38,606)

Balance, September 30, 2007	31,440,215	$314	$323,429	$(75,244)	$5,159	$253,658

Balance, December 31, 2007	31,440,215	$314	$324,170	$(82,154)	$637	$242,967
Net income	—	—	—	17,973	—	17,973
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(1,702)	(1,702)
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(442)	(442)

Total comprehensive income (loss)	—	—	—	17,973	(2,144)	15,829
Compensation from compensatory stock plans, net of tax	87,825	1	2,668	—	—	2,669
Shares reacquired	(27,353)	—	(488)	—	—	(488)
Dividends declared ($1.215 per share)	—	—	—	(38,861)	—	(38,861)

Balance, September 30, 2008	31,500,687	$315	$326,350	$(103,042)	$(1,507)	$222,116

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,338	$17,973
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	35,143	37,841
Amortization of intangible assets	1,375	1,165
Amortization of debt issuance costs	443	466
Deferred income taxes	15,705	12,673
Non-cash stock based compensation expense	1,951	2,660
Changes in operating assets and liabilities net of impact of acquisitions:
Receivables	(620)	278
Inventories	(211)	(280)
Accounts payable	467	528
Other assets and liabilities	(4,771)	(7,333)

Net Cash Provided by Operating Activities	72,820	65,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,853)	(20,122)
Business acquisitions, net of cash acquired	—	(33,419)
Purchase of wireless licenses	—	(5,938)

Net Cash Used in Investing Activities	(19,853)	(59,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	(23,000)	19,000
Proceeds from exercise of stock options	21	—
Payment of debt issuance costs	—	(351)
Payment on long-term debt	—	(308)
Shares reacquired	(561)	(488)
Dividends paid	(38,565)	(38,799)

Net Cash Used in Financing Activities	(62,105)	(20,946)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,138)	(14,454)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,613	21,919

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,475	$7,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$23,584	$23,527

Cash paid for income taxes	$494	$346

SUPPLEMENTAL NON-CASH ACTIVITIES:

Dividends on Common Stock of $12,887 were declared on September 14, 2007 for shareholders of record as of September 28, 2007 and the dividends were paid on October 15, 2007.

Dividends on Common Stock of $12,949 were declared on September 15, 2008 for shareholders of record as of September 30, 2008 and the dividends were paid on October 15, 2008.

In the nine months ended September 30, 2008, the Company completed the purchase of Bishop Communications Corporation for $33.4 million net of cash received and assumed debt of $13.0 million. See Note 12 for further information on the Company’s acquisition of Bishop Communications Corporation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(in thousands, except per share amounts)
Net Income	$6,291	$5,723	$23,338	$17,973

Weighted average shares outstanding – basic	31,432	31,492	31,406	31,469

Diluted shares outstanding:
Weighted average shares outstanding	31,432	31,492	31,406	31,469
Add shares issuable upon exercise of stock options, net	546	593	538	574
Add unvested compensatory stock shares	74	92	102	73

Weighted average number of shares outstanding – diluted	32,052	32,177	32,046	32,116

Earnings Per Share:
Basic	$0.20	$0.18	$0.74	$0.57
Diluted	$0.20	$0.18	$0.73	$0.56

As of September 30, 2007 and 2008, total options outstanding were 677,579.

3. REVENUES AND SALES

The table below sets forth the components of our revenues and sales for the three and nine months ended September 30, 2007 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(dollars in thousands)
Local services	$18,372	$18,013	$55,964	$53,126
Network access services	23,485	22,852	77,502	65,857
Toll services	5,185	5,845	15,860	17,394
Data and internet services	7,543	9,129	21,785	25,615
Other services and sales	6,195	7,084	18,900	19,953

Total revenues and sales	$60,780	$62,923	$190,011	$181,945

4. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan that covers many former GTE Midwest Incorporated (“GTE”) employees and several union employees. The provisions of the Plan were assumed by the Company in connection with the GTE acquisition on June 30, 2000. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum benefits, and various annuity options. There were no contributions to the Plan made during the third quarter of 2008.

Components of pension benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(dollars in thousands)
Pension Benefit Cost:
Service cost	$59	$55	$177	$165
Interest cost	185	189	554	563
Expected return on plan assets	(154)	(175)	(461)	(525)
Amortization of unrecognized actuarial loss	42	1	126	9
Amortization of prior service cost	—	9	—	18

Net periodic benefit cost	$132	$79	$396	$230

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

During the second quarter of 2007, the Company amended its postretirement welfare plan. The amendment eliminated medical benefits for certain retirees and reduced benefits for others. Life insurance benefits were eliminated for most retirees covered under the plan. The plan amendment resulted in a significant change in the number of plan participants, which required a re-measurement of both the plan assets and benefit obligations. The re-measurement resulted in a one time curtailment gain of $247,000 and a reduction in the liability recorded for prior service costs of $5.6 million, which is being amortized over 5.31 years as a component of the annual cost.

Components of postretirement benefit cost (income) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(dollars in thousands)
Pension Benefit Cost (Income):
Service cost	$7	$3	$68	$10
Interest cost	51	46	255	143
Amortization of unrecognized actuarial loss	25	1	63	14
Amortization of prior service cost	(264)	(265)	(492)	(794)

Net periodic benefit income	(181)	(215)	(106)	(627)
Curtailment gain	—	—	(247)	—

Total income recognized	$(181)	$(215)	$(353)	$(627)

5. LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES

The following table presents outstanding long-term debt as of September 30, 2008:

As of September 30, 2008
(dollars in thousands)
Total Long-Term Debt:
Iowa Telecom senior secured term loans	$477,778
En-Tel Communications, LLC notes payable	12,735

Total Debt	490,513
Current Maturities of long-term debt	(1,197)

Long-Term Debt	$489,316

Iowa Telecom Credit Facilities

As of September 30, 2008, the Company had outstanding $477.8 million of senior debt under the Iowa Telecom term loan facilities, and had $37.0 million drawn under its $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of September 30, 2008, $37.0 million was outstanding on the revolving credit facility and $63.0 million was available. Borrowings under the revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of September 30, 2008, the Company had $37.0 million outstanding under LIBOR elections at an average all-in rate of 5.30%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. The Company has entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of September 30, 2008, $350.0 million of the Term Loan B was based upon a LIBOR election effective through December 30, 2008 at an all-in rate of 5.52%. As of September 30, 2008, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through December 12, 2008 at an all-in rate of 4.57%.

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

The credit facilities are secured by substantially all of the Company’s tangible and intangible assets, properties and revenues. The credit facilities are guaranteed by all of our wholly owned subsidiaries.

The credit facilities permit us to pay dividends to holders of our common stock; however, they contain significant restrictions on our ability to do so. The Iowa Telecom credit facilities contain certain negative covenants that, among other things, limit or restrict our ability (as well as those of our subsidiaries) to: create liens and encumbrances; incur debt, issue preferred stock, or enter into leases and guarantees; enter into loans, investments and acquisitions; make asset sales, transfers or dispositions; change lines of business; enter into hedging agreements; pay dividends, redeem stock, or make certain restricted payments; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback or synthetic lease transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to our fiscal year; and engage in mergers and consolidations.

The Iowa Telecom credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans (adjusted to exclude the effects of borrowings to fund permitted acquisitions) through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of September 30, 2008, no prepayment amounts were due under these provisions.

The Iowa Telecom credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the Iowa Telecom credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which the Company was in compliance with as of September 30, 2008.

En-Tel Communications, LLC (“En-Tel”) Debt

On July 18, 2008, the Company acquired Bishop Communications Corporation (“Bishop Communications”). As part of the acquisition, the Company assumed debt of $13.0 million of En-Tel, a majority owned subsidiary of Bishop Communications. The assumed debt is represented by promissory notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.22%. The notes have a fixed interest rate for a specific period of time and will either be at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The expiration dates for these fixed rate periods range from December 2008 through December 2013. The promissory notes mature in 2015 and 2018. Principal payments of $291,000 are due in 2008, $1.2 million in 2009, $1.3 million in 2010, $1.4 million in 2011, $1.5 million in 2012 and $7.0 million thereafter.

The notes are secured by the assets of En-Tel, a majority owned subsidiary of Bishop Communications. The debt agreements restrict dividends paid by En-Tel, and no amounts are currently available for dividends.

Interest Rate Swaps

On August 26, 2005, the Company amended the interest rate swap agreement that was originally entered into on November 4, 2004. The amended swap agreement resulted in two identical swap agreements which each fixed the interest rate the Company will pay on $175.0 million of indebtedness under Term Loan B, for a total swap notional value of $350.0 million. Effective September 26, 2008, the Company terminated one of its swap agreements which the Company designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. The Company entered into a new swap agreement effective September 30, 2008, which the Company designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. The amended terms of the new swap agreement and the remaining swap agreement effective August 31, 2005, effectively convert the variable rate interest payments due on $350.0 million of Term Loan B to a fixed rate of 5.873% through maturity of November 23, 2011.

6. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares, of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s initial public offering, 518,340 have been exercised and 677,579 remained outstanding as of September 30, 2008. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the Company’s initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

The Company recorded $269,000 and $803,000 of stock-based compensation expense during the three and nine month periods ended September 30, 2008, respectively, to reflect the change in the fair value of the options due primarily to the reduction of the exercise price resulting from the declaration of cash dividends. During the three and nine month periods ended September 30, 2007, the Company recorded $252,000 and $744,000 of stock-based compensation expense, respectively, to reflect the change in the fair value of the options due primarily to the reduction of the exercise price resulting from the declaration of cash dividends.

The fair value of each option grant and subsequent modification is estimated using the Black-Scholes option-pricing model. The table below depicts the weighted-average assumptions used in determining the options’ fair value at the time of the exercise price reductions.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007(1)		2008		2007(1)		2008
Weighted Average Expected Life (in years)	2.2	yr	1.2	yr	2.3	yr	1.4	yr
Risk free interest rate	3.93%		1.50%		4.45%		1.79%
Volatility	23%		32%		20%		31%
Dividend yield	0%		0%		0%		0%

(1)	Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate for a pool of similar entities was used.

A summary of the status of options granted under the 2002 Incentive Plan as of September 30, 2007 and 2008, and the changes during the three and nine month periods then ended, is presented below:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2008
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT JUNE 30,	677,579	$3.91	677,579	$2.29
Granted	—	—	—	—
Exercised	—	—	—	—

OUTSTANDING AT SEPTEMBER 30,	677,579	$3.51	677,579	$1.89

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2008
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	682,579	$4.72	677,579	$3.10
Granted	—	—	—	—
Exercised	(5,000)	4.14	—	—

OUTSTANDING AT SEPTEMBER 30,	677,579	$3.51	677,579	$1.89

The following table summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life In Years	Number	Weighted Average Exercise Price per Share	Weighted Average Aggregate Intrinsic Value
$1.51 to $2.00	533,005	3.6	533,005	$1.71	$9,042,831
$2.01 to $2.50	129,379	4.0	129,379	$2.26	$2,142,289
$4.51 to $5.00	15,195	5.3	15,195	$4.85	$210,159

The weighted average exercise prices of options exercisable at September 30, 2008 reflect the reductions required by the plan as a result of the declaration of cash dividends.

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

A summary of the status of the restricted shares awarded pursuant to the 2005 Incentive Plan as of September 30, 2007 and 2008, and the changes during the three and nine month periods then ended, is presented below:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
OUTSTANDING AT JUNE 30,	416,100	$19.53	506,775	$18.76
Granted	10,000 (1)	20.56	—	—
Vested	(35,625)	18.66	(35,625)	18.66
Cancelled/Forfeited	(12,000)	19.32	—	—

OUTSTANDING AT SEPTEMBER 30,	378,475	$19.64	471,150	$18.77

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2008
	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
OUTSTANDING AT BEGINNING OF YEAR	339,300	$18.50	378,475		$19.64
Granted	133,000 (2)	21.80	174,500	(3)	16.73
Vested	(81,825)	18.47	(81,825)		18.47
Cancelled/Forfeited	(12,000)	19.32	—		—

OUTSTANDING AT SEPTEMBER 30,	378,475	$19.64	471,150		$18.77

(1)	Weighted average vesting period at grant date for shares granted is 56 months.
(2)	Weighted average vesting period at grant date for shares granted is 59 months.
(3)	Weighted average vesting period at grant date for shares granted is 61 months.

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award. The Company recorded $620,000 and $1.8 million of stock-based compensation expense during the three and nine month periods ended September 30, 2008, respectively. The Company recorded $422,000 and $1.2 million of stock-based compensation expense during the three and nine month periods ended September 30, 2007, respectively. The remaining amount to be charged to expense for the unvested awards over the remaining service periods is $6.8 million. The Company also recorded $93,000 of expense during the nine month period ended September 30, 2008, related to the unrestricted shares issued to members of its Board of Directors. During the three and nine month periods ended September 30, 2007, the Company recorded $3,000 and $9,000, respectively, of expense related to the unrestricted shares issued to members of its Board of Directors. The total fair value of shares vested during the three and nine month periods ended September 30, 2008, was $630,000 and $1.5 million, respectively.

7. DISCLOSURES ABOUT FAIR VALUE OF INTEREST RATE SWAP

On August 26, 2005, the Company amended the interest rate swap agreement that was originally entered into on November 4, 2004. The amended swap agreement resulted in two identical swap agreements which each fixed the interest rate the Company will pay on $175.0 million of indebtedness under Term Loan B for a total swap value of $350.0 million.

The guarantor of a floating rate payer under one of the interest rate swap agreements declared bankruptcy during the third quarter of 2008 resulting in a default of the agreement. In accordance with the agreement, the Company elected to terminate the agreement effective September 26, 2008. The swap agreement had been designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. The termination of the swap resulted in a credit to income of $1.8 million and the change in fair value attributable to hedge ineffectiveness resulted in an expense of $676,000. The net expense reduction of $1.2 million was recorded in the Other Income (Expense) section of the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008. Accumulated Other Comprehensive Income of $870,000 related to the terminated hedge recorded in the Company’s Consolidated Statements of Stockholders’ Equity will be amortized as an expense in the Other Income (Expense) section of the Company’s Condensed Consolidated Statements of Income throughout the remaining term of the terminated hedge transaction of November 23, 2011. The Company recorded $65,000 of expense related to the amortization of Accumulated Other Comprehensive Income for the three and nine month periods ended September 30, 2008, in the Other Income (Expense) section of the Company’s Condensed Consolidated Statements of Income.

The Company entered in to a new interest rate swap agreement effective September 30, 2008, which the Company designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. The amended terms of the new swap agreement, coupled with that remaining August 2005 interest rate swap agreement, effectively convert the variable rate interest payments due on $350.0 million of Term Loan B to a fixed rate of 5.873% through maturity of November 23, 2011. The purpose of the swap agreements is to adjust the interest rate profile of the Company’s debt obligations and to achieve a target mix of floating and fixed rate debt.

During the three and nine month periods ended September 30, 2008, the fair market value of all of the swap instruments decreased by $3.7 million and $4.0 million, respectively. The portion of the change in fair value attributable to hedge ineffectiveness, which for the three and nine month periods ended September 30, 2008, was $755,000 and $1.0 million, respectively, inclusive of $676,000 of hedge ineffectiveness from the terminated swap discussed above, was recorded in the Other Income (Expense) section of the Company’s Condensed Consolidated Statements of Income. The portion of the change in fair value attributable to hedge effectiveness was recorded, net of income tax effects, in the Accumulated Other Comprehensive Income (Loss) section of the Company’s Condensed Consolidated Statements of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

During the three and nine month periods ended September 30, 2007, the fair market value of the swap instruments decreased by $9.4 million and $5.9 million, respectively. The portion of the change in fair value attributable to hedge ineffectiveness, which for the three and nine month periods ended September 30, 2007, was $162,000 and $336,000, respectively, was recorded in the Other Income (Expense) section of the Company’s Condensed Consolidated Statements of Income. The portion of the change in fair value attributable to hedge effectiveness was recorded, net of income tax effects, in the Accumulated Other Comprehensive Income (Loss) section of the Company’s Condensed Consolidated Statements of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

The fair value of the interest rate swaps have been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rates were derived from yield curves created by nationally recognized financial institutions. The fair value of the interest rate swaps were in a liability position of $4.1 million as of September 30, 2008 and $1.9 million as of December 31, 2007. The swaps were recorded in the Other Long-Term Liabilities section of the Company’s Condensed Consolidated Balance Sheets. The inputs used in determining the fair value fall within Level 2 of the fair value hierarchy, as defined in Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”).

8. INCOME TAXES

Income tax expense consists of the following for the three and nine month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(dollars in thousands)
Current Tax Expense:
Federal	$37	$85	$607	$390
State	15	137	222	248

Total	52	222	829	638
Deferred Tax Expense:
Federal	3,760	3,521	13,403	10,852
State	671	558	2,302	1,821

Total	4,431	4,079	15,705	12,673

Total Income Tax Expense	$4,483	$4,301	$16,534	$13,311

Current income tax expense for 2007 and 2008 is primarily due to the alternative minimum tax requirements.

As of September 30, 2008, the Company had unused tax net operating loss carryforwards of approximately $143.9 million which expire between 2021 and 2024. Additionally, the Company expects continued goodwill amortization for tax purposes at the rate of approximately $40 million per year through June 2015. The Company determined that, based upon the evidence available as of September 30, 2008, the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will, more likely than not, be sufficient to utilize the entire deferred tax asset.

Effective January 1, 2008, the Company adopted the provisions of EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. The Company now accounts for the income tax benefit related to dividend equivalents paid on unvested restricted stock units that are expected to vest as an increase in additional paid-in capital when the deduction reduces taxes payable. Prior to adoption, the Company accounted for this tax benefit as a reduction in its income tax provision. Adoption of EITF Issue No. 06-11 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2008, the Company held certain liabilities that are required to be measured at fair value on a recurring basis. These included the Company’s interest rate swap derivative instruments. The fair values of our interest rate swap agreements are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. The fair value of the interest rate swaps have been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments. The discount rates were derived from yield curves created by nationally recognized financial institutions. See Note 7 for further information on the Company’s derivative instruments.

The following table presents the Company’s liabilities measured at fair value subject to the disclosure requirements of SFAS 157 as of September 30, 2008:

	Fair Value Measurements as of September 30, 2008
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Interest Rate Swaps	$4,069	$4,069	$—	$4,069	$—

11. NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the potential impact of SFAS 160 on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. SFAS 141(R) requires acquisition related costs to be expensed as incurred. Acquisition related costs deferred pursuant to Statement of Financial Accounting Standard No. 141 on acquisitions that will not close until after SFAS 141(R) is adopted, if any, will be expensed upon adoption of SFAS 141(R) during the first quarter of 2009. The Company is currently evaluating the potential impact of SFAS 141(R) on its financial position, results of operations and cash flows.

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

12. BUSINESS ACQUISITION

On July 18, 2008, the Company acquired 100% of the outstanding stock of Bishop Communications, a provider of telecommunications, video, and high speed Internet services to customers in portions of rural Minnesota. The acquisition of Bishop Communications expanded the Company’s service area and is consistent with the Company’s strategy to pursue transactions that are accretive to free cash flow. The purchase price was $33.4 million in cash, net of cash received, and assumed debt of $13.0 million, subject to potential working capital adjustments. The transaction did not result in a tax basis step-up. As such, the goodwill acquired is not deductible for tax purposes.

The preliminary allocation of the purchase price of Bishop Communications is as follows:

Allocation
(dollars in thousands)
Current assets	$8,465
Property, plant & equipment	30,600
Goodwill	9,190
Intangibles & other assets	8,912
Investments in and receivables from RTFC	1,933
Current debt	1,175
Other current liabilities	3,671
Long-term debt	11,846
Deferred tax liabilities	4,151
Stockholder’s equity	38,257

The purchase price allocations for this acquisition are preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of acquired assets and liabilities is developed. The preliminary allocation of the purchase price of Bishop Communication includes amortizable intangible assets consisting primarily of customer relationship intangibles which have a weighted average useful life of 11.6 years.

The results of operations for the acquired company are included in the Condensed Consolidated Statements of Income beginning on the acquisition date.

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

Overview

General

We are the largest provider of wireline local exchange telecommunications services to residential and business customers in rural Iowa. We are the second-largest local exchange carrier in Iowa. We operate 288 telephone exchanges serving 417 communities as the incumbent or “historical” local exchange carrier. We are the sole telecommunications company providing wireline services in approximately 68% of these communities. Together with our competitive local exchange carrier subsidiaries, we provide services to approximately 229,600 access lines in Iowa. In addition, as a result of the acquisition of Bishop Communications completed on July 18, 2008, we operate 16,200 access lines across 6 ILEC communities and several CLEC communities in Minnesota.

Our core business is the provision of local telephone service and of network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 65% of our total revenues in the first nine months of 2008, we provide long distance service, dial-up and DSL Internet access and other communications services. As part of our strategy of pursuing growth beyond our current service area, we compete for customers in mostly adjacent markets through our competitive local exchange carrier subsidiaries, Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Additionally, En-Tel Communications LLC (“En-Tel”) and Lakedale Link, Inc., competitive local exchange carriers that provide local and long distance service in Minnesota, were acquired as part of the Bishop Communications acquisition. Together, ITC, IT Communications, En-Tel and Lakedale Link, Inc. are referred to as the “CLEC” or our “CLEC Operations”.

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

•	the effect on our revenues of our rate and pricing structure, including recent and potential future changes in rate regulation at the state and federal levels;

•	our ability to control our variable operating expenses, such as sales and marketing expense; and

•	the execution of our competitive local exchange carrier strategy.

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

The table below indicates the total number of access lines we serve and the number of customers subscribing to the indicated types of service as of the dates shown:

	As of September 30,
	2007	2008(3)
Incumbent local exchange access lines(1)	218,100	213,700
Competitive local exchange carrier access lines(2)	25,600	32,100

Total access lines	243,700	245,800

Long distance subscribers	145,400	147,600
Dial-up Internet subscribers	24,200	18,500
DSL subscribers	60,600	74,500

(1)

Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 3,000 wholesale lines subscribed at September 30, 2007 and 2,400 at September 30, 2008.

(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiaries.

		As of September 30, 2008

(3)	Includes acquisition of Bishop Communications:
	Incumbent local exchange access lines	11,600
	Competitive local exchange carrier access lines	4,600

	Total access lines	16,200

	Long distance subscribers	9,700
	Dial-up Internet subscribers	1,700
	DSL subscribers	4,900

We intend to continue our strategy of increasing revenues by cross-selling additional services to our existing customer base, in the form of both bundled service packages and individual additional services. Between September 30, 2007 and September 30, 2008, and including the customers acquired with the Bishop Communications transaction, total long distance service subscribers increased by 2,200, total DSL Internet access service subscribers increased by 13,900, and total dial-up Internet access service subscribers decreased by 5,700, with much of the decrease in total dial-up subscribers being a reflection of customer migration from dial-up to DSL service.

The following is a discussion of the major factors affecting our access line counts:

Competition. We currently face competition from other providers of local services in approximately 141 of the 423 incumbent local exchange communities that we serve in Iowa and Minnesota. Of these 141 communities, we believe 108 communities have some voice service offered by Mediacom’s telephony affiliate, MCC Telephony of Iowa, Inc. (“MCC”), which initiated service in these markets during the second quarter of 2007.

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

Statewide retail local exchange service deregulation of our business in Iowa began on July 1, 2005, pursuant to our election to deregulate our rates for all of our retail local exchange services except for single line flat-rated business and residential service and extended area service (“EAS”) in accordance with legislation enacted by the Iowa General Assembly in March 2005. Further, as of January 2006, all of our retail local exchange service was deregulated in 28 exchanges based on competitive findings made by the Iowa Utilities Board. The remaining retail local exchange service rate regulation in our then-rate-regulated exchanges was eliminated as of July 1, 2008. The Iowa Utilities Board had an opportunity to extend such remaining rate regulation until July 1, 2010, but, in a June 27, 2008 order, found that an extension of rate regulation was not in the public interest. The resulting deregulation will permit us to respond better to competitive offerings by other providers.

MCC is offering voice services through a business arrangement with Sprint Communications L.P. (“Sprint”). On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U.S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into an interconnection agreement with Sprint and asking the court to invalidate the agreement. On April 15, 2008, the court issued a ruling holding against us, therefore maintaining the status quo in which we are obligated to enter into an interconnection agreement with Sprint. We appealed this decision to the U.S. Court of Appeals for the Eighth Circuit on May 14, 2008 and briefing concluded on September 12, 2008. We cannot predict how and when this litigation will be resolved.

Notwithstanding the period in which our complaint was under consideration, we have negotiated, mediated and litigated with Sprint and, at times, with MCC to resolve issues relating to interpretation and implementation of the interconnection agreement. On January 22, 2007, we filed a second complaint against the Iowa Utilities Board and Sprint in U.S. District Court asking the court to rule that the Iowa Utilities Board acted unlawfully when it interpreted the interconnection agreement to require Iowa Telecom to provide certain services to Sprint, particularly in the manner requested by Sprint. Briefing on this complaint concluded on August 11, 2008. We cannot predict how and when this litigation will be resolved.

In addition to the disputes pending in federal district court and before the Iowa Utilities Board, we are also defending a complaint filed by MCC on July 31, 2006, in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The state court complaint seeks unspecified damages and costs and additional relief as warranted. This state court proceeding had been stayed pending the result of our first federal complaint. On September 9, 2008, the state court refused to lift the stay due to the pending appeal of federal district court’s decision on the first complaint to the Eighth Circuit. This stay will remain effective until the Eighth Circuit rules, subject to reconsideration by the state court if the Eighth Circuit has not ruled by March 9, 2009. We cannot predict how long this stay will last nor how this state court litigation will be resolved.

Business Acquisitions: We completed the purchase of Bishop Communications on July 18, 2008. As of September 30, 2008, Bishop Communications provides telecommunications services to 11,600 ILEC access lines, 4,600 CLEC access lines, 9,700 long distance subscribers, and Internet access service to more than 6,600 subscribers.

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

Our Retail Local Rate and Pricing Structure

As described under “Overview—Competition” above, Iowa statewide retail local exchange service deregulation of our business began on July 1, 2005, pursuant to our election to deregulate our rates for all of our retail local exchange services except for single line flat-rated business and residential service and extended area service (“EAS”) in accordance with legislation enacted by the Iowa General Assembly in March 2005. Further, as of January 2006, all of our retail local exchange service was deregulated in 28 Iowa exchanges based on competitive findings made by the Iowa Utilities Board. The remaining retail local exchange service rate regulation in our then-rate-regulated exchanges expired effective July 1, 2008. The Iowa Utilities Board had an opportunity to extend such remaining rate regulation until July 1, 2010, but, in a June 27, 2008 order, found that an extension of rate regulation was not in the public interest. The resulting deregulation will permit us to respond better to competitive offerings by other providers.

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

Development of our Competitive Local Exchange Carrier Strategy

Part of our business strategy is to use our CLEC operations to pursue customers in markets in close proximity to our rural local exchange carrier markets. We plan to continue this strategy by seeking growth opportunities on a low-cost, selective basis, focusing primarily on business customers.

As of September 30, 2008, our CLEC served 32,100 access lines and accounted for 13.1% of Iowa Telecom’s total access lines. We plan to maintain a limited investment approach as we continue to grow our competitive local exchange carrier business.

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

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others. We receive federally administered universal service support, representing approximately 2% of our total revenue in the first nine months of 2008, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject in 2000. In addition, Montezuma Mutual Telephone Company (“Montezuma Telephone”) received high cost loop universal service support amounting to less than 1% of our revenue. Our incumbent local exchange carrier switched access charges, for services within Iowa, are based on rates approved by the Iowa Utilities Board. Our switched access charges, for services within Minnesota, are based on rates approved by the Minnesota Public Utilities Commission. Our incumbent local exchange carrier switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

Toll Services. We receive revenues for providing toll or long distance services to our customers. This revenue category also includes fees relating to our provision of directory assistance, operator assistance and long distance private lines.

Data and Internet Services. We receive revenues from monthly recurring charges for dial-up and DSL Internet access services as well as for providing enhanced data solutions to our customers.

Other Services and Sales. We receive revenues from directory publishing, inside line care, cable service, satellite service, IP based television service and the sale, installation and maintenance of customer premise voice and data equipment (“CPE”), and the lease of office space to third parties.

The following table summarizes our revenues and sales from these sources:

	Nine Months Ended September 30,		% of Total Revenues and Sales for the Nine Months Ended September 30,
	2007	2008	2007	2008
	(dollars in thousands)
Local services	$55,964	$53,126	30%	29%
Network access services	77,502	65,857	41%	36%
Toll services	15,860	17,394	8%	10%
Data and internet services	21,785	25,615	11%	14%
Other services and sales	18,900	19,953	10%	11%

Total revenues and sales	$190,011	$181,945	100%	100%

Operating Expenses

Our operating expenses are categorized as cost of services and sales; selling, general and administrative expense; and depreciation and amortization.

Cost of services and sales. This includes expense for salaries and wages relating to plant operations and maintenance; other plant operations, maintenance and administrative costs; network access costs; television programming costs; bad debt expense; operating tax expense; and cost of sales for our dial-up and DSL Internet access services and CPE products and services.

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of income for the periods indicated, expressed as a percentage of total revenues and sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Total revenues and sales	100%	100%	100%	100%
Cost of services and sales (excluding expenses listed separately below)	32%	32%	31%	32%
Selling, general and administrative	17%	19%	17%	18%
Depreciation and amortization	20%	22%	19%	21%

Operating income	31%	27%	33%	29%
Total other expenses, net	13%	11%	12%	12%

Income before income taxes	18%	16%	21%	17%
Income taxes	8%	7%	9%	7%

Net income	10%	9%	12%	10%

The results of operations for the three and nine months ended September 30, 2008 include Bishop Communications since our acquisition on July 18, 2008.

Three Months Ended September 30, 2008 and 2007

Revenues and Sales

The table below sets forth the components of our revenues and sales for the three months ended September 30, 2008 compared to the same period in 2007:

	Three Months Ended September 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Revenues and Sales:
Local services	$18,372	$18,013	$(359)	-2.0%
Network access services	23,485	22,852	(633)	-2.7%
Toll services	5,185	5,845	660	12.7%
Data and internet services	7,543	9,129	1,586	21.0%
Other services and sales	6,195	7,084	889	14.4%

Total revenues and sales	$60,780	$62,923	$2,143	3.5%

Local Services. Local services revenues decreased $359,000, or 2.0%, for the three months ended September 30, 2008 as compared to the same period in 2007. The decrease was primarily due to lower basic service revenue per line. From September 30, 2007 to September 30, 2008, total access lines increased by 2,100, including the loss of 4,400 incumbent local exchange carrier lines offset by an increase in lines served by our competitive local exchange carriers of 6,500. Excluding the lines acquired in the Bishop Communications transaction, incumbent local exchange carrier lines decreased by 16,000 while lines served by our competitive local exchange carriers increased by 1,900 lines from September 30, 2007 to September 30, 2008.

Network Access Services. Our network access services revenues decreased $633,000, or 2.7%, for the three months ended September 30, 2008 as compared to the same period in 2007. The decrease was primarily due to a decrease in minutes of use and a slight reduction in the rate per minute.

Toll Services. Our toll services revenues increased by $660,000, or 12.7%, for the three months ended September 30, 2008 as compared to the same period in 2007. The increase in revenue was due to the acquisition of Bishop Communications and higher customer connection charges in 2008, partially offset by fewer long distance minutes of use per customer.

Data and Internet Services. Data and Internet services revenues increased by $1.6 million, or 21.0%, for the three months ended September 30, 2008 as compared to the same period in 2007. The increase was primarily a result of growth in revenue from our existing DSL Internet access service of $1.2 million combined with the acquisition of Bishop Communications. This increase was partially offset by decreases in dial-up Internet revenue of $399,000. We believe the decline in dial-up Internet access service customers primarily was the result of customer migration to broadband products such as our DSL service.

Other Services and Sales. Other services and sales revenues increased by $889,000, or 14.4%, for the three months ended September 30, 2008 as compared to the same period in 2007. The revenue increase was primarily due to higher CPE sales and the acquisition of Bishop Communications, partially offset by a decrease in rental income.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the three months ended September 30, 2008 compared to the same period in 2007:

	Three Months Ended September 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$19,221	$20,424	$1,203	6.3%
Selling, general and administrative	10,527	11,965	1,438	13.7%
Depreciation and amortization	12,260	13,736	1,476	12.0%

Total operating costs and expenses	$42,008	$46,125	$4,117	9.8%

Cost of Services and Sales. Cost of services and sales increased $1.2 million, or 6.3%, for the three months ended September 30, 2008 as compared to the same period in 2007. The increase was principally due to operating costs at the acquired Bishop Communications, and partially offset by a $448,000 reduction in costs in the previously owned Iowa Telecom properties.

Selling, General and Administrative. Selling, general and administrative costs increased $1.4 million, or 13.7%, for the three months ended September 30, 2008 as compared to the same period in 2007. The increase was primarily a result of our acquisition of Bishop Communications.

Depreciation and Amortization. Depreciation and amortization increased $1.5 million, or 12.0%, for the three months ended September 30, 2008 as compared to the same period in 2007. The increase was primarily due to $791,000 of depreciation and amortization expense at Bishop Communications, and higher plant balances.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the three months ended September 30, 2008 compared to the same period in 2007:

	Three Months Ended September 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$199	$179	$(20)	-10.1%
Interest expense	(7,987)	(8,033)	(46)	0.6%
Other, net	(210)	1,080	1,290	614.3%

Total other expense, net	$(7,998)	$(6,774)	$1,224	-15.3%

Interest and Dividend Income. Interest and dividend income decreased $20,000 for the three months ended September 30, 2008 as compared to the same period in 2007.

Interest Expense. Interest expense was $8.0 million for both of the three months ended September 30, 2007 and 2008. Interest expense remained steady year over year due to lower interest rates, which offset a higher average balance on the revolving line of credit in 2008.

Other, Net. Other, net was net income of $1.1 million resulting principally from the ineffectiveness and subsequent termination of an interest rate swap agreement during the nine months ended September 30, 2008. The $210,000 of expense in the same period in 2007 resulted from the ineffective portion of our interest rate swap agreements.

Income Tax Expense

Income tax expense decreased by $182,000 to $4.3 million for the three months ended September 30, 2008 as compared to $4.5 million for the same period in 2007 due to lower income before taxes.

During the three months ended September 30, 2007 and 2008, cash income taxes paid were $52,000 and $199,000, respectively, and relate primarily to payments of alternative minimum tax (AMT).

Nine Months Ended September 30, 2008 and 2007

Revenues and Sales

The table below sets forth the components of our revenues and sales for the nine months ended September 30, 2008 compared to the same period in 2007:

	Nine Months Ended September 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Revenues and Sales:
Local services	$55,964	$53,126	$(2,838)	-5.1%
Network access services	77,502	65,857	(11,645)	-15.0%
Toll services	15,860	17,394	1,534	9.7%
Data and internet services	21,785	25,615	3,830	17.6%
Other services and sales	18,900	19,953	1,053	5.6%

Total revenues and sales	$190,011	$181,945	$(8,066)	-4.2%

Local Services. Local services revenues decreased $2.8 million, or 5.1%, for the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease was primarily due to a decline in average access lines. From September 30, 2007 to September 30, 2008, total access lines, excluding lines acquired in the Bishop Communications transaction, decreased by 14,100, including the loss of 16,000 incumbent local exchange carrier lines offset by an increase in lines served by our competitive local exchange carriers of 1,900. Including the lines acquired in the Bishop Communication transaction, total access lines increased by 2,100, composed of a decrease in incumbent local exchange carrier lines of 4,400 and an increase in competitive local exchange carrier lines of 6,500.

Network Access Services. Our network access services revenues decreased $11.6 million, or 15.0%, for the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease was primarily due to $5.8 million of revenue from non-recurring network access billing matters with connecting carriers recorded in 2007, while 2008 included a $1.5 million unfavorable impact due to similar items. Also contributing to the decrease was the decline in access lines, lower minutes of use per line and slightly lower revenue per minute, which was offset by access revenue from the acquired Bishop operation.

Toll Services. Our toll services revenues increased by $1.5 million, or 9.7%, for the nine months ended September 30, 2008 as compared to the same period in 2007. The increase in revenue was due to higher customer connection charges and the acquisition of Bishop Communications, partially offset by fewer long distance customers and a decrease in the average minutes of use per customer.

Data and Internet Services. Data and Internet services revenues increased by $3.8 million, or 17.6%, for the nine months ended September 30, 2008 as compared to the same period in 2007. The increase was primarily a result of growth in our DSL Internet access service revenue of $3.8 million, growth in our data solutions products revenue of $776,000, and revenue from Bishop Communications. This increase was partially offset by decreases in dial-up Internet revenue of $1.2 million. We believe the decline in dial-up Internet access service customers primarily was the result of customer migration to broadband products such as our DSL Internet service.

Other Services and Sales. Other services and sales revenues increased by $1.1 million, or 5.6%, for the nine months ended September 30, 2008 as compared to the same period in 2007. The revenue increase was primarily due to $2.0 million of growth in our CPE business and the acquisition Bishop Communications, partially offset by a $1.3 million decrease in rental income.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the nine months ended September 30, 2008 compared to the same period in 2007:

	Nine Months Ended September 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$57,797	$57,781	$(16)	—%
Selling, general and administrative	32,129	32,230	101	0.3%
Depreciation and amortization	36,518	39,006	2,488	6.8%

Total operating costs and expenses	$126,444	$129,017	$2,573	2.0%

Cost of Services and Sales. Cost of services and sales decreased $16,000 for the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease was principally due to a decline in access expense of $1.6 million, offset by increased costs attributable to the acquisition of Bishop Communications.

Selling, General and Administrative. Selling, general and administrative costs increased $101,000, or 0.3%, for the nine months ended September 30, 2008 as compared to the same period in 2007. The increase was primarily due to increased costs from Bishop Communications, offset by lower salary, wages, benefits and insurance costs.

Depreciation and Amortization. Depreciation and amortization increased $2.5 million or 6.8%, for the nine months ended September 30, 2008 as compared to the same period in 2007. The increase was primarily due to higher plant balances for the Iowa properties, and depreciation and amortization expense for Bishop Communications.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the nine months ended September 30, 2008 compared to the same period in 2007:

	Nine Months Ended September 30,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$752	$729	$(23)	-3.1%
Interest expense	(23,964)	(23,194)	770	-3.2%
Other, net	(483)	821	1,304	270.0%

Total other expense, net	$(23,695)	$(21,644)	$2,051	-8.7%

Interest and Dividend Income. Interest and dividend income decreased $23,000, or 3.1%.

Interest Expense. Interest expense decreased $770,000, or 3.2%, for the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease was due to a lower average balance on the revolving credit facility and lower interest rates on the Company’s variable rate debt.

Other, Net. Other, net for the 2008 period reflects net income of $821,000, resulting principally from the ineffectiveness and subsequent termination of an interest rate swap agreement during the nine months ended September 30, 2008. The $483,000 of expense in the same period in 2007 resulted from the ineffective portion of our interest rate swap agreements.

Income Tax Expense

Income tax expense decreased $3.2 million to $13.3 million for the nine months ended September 30, 2008 as compared to $16.5 million for the same period in 2007 due to lower income before taxes. During the nine months ended September 30, 2007 and 2008, cash income taxes paid were $494,000 and $346,000, respectively.

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements arise primarily from: (i) principal and interest payments related to our credit facilities; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our common stock and (v) potential acquisitions.

The table below reflects the dividends declared or paid by the Company during 2007 and 2008:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 15, 2006	$0.405	December 29, 2006	January 16, 2007
March 15, 2007	$0.405	March 30, 2007	April 16, 2007
June 15, 2007	$0.405	June 29, 2007	July 16, 2007
September 14, 2007	$0.405	September 28, 2007	October 15, 2007
December 14, 2007	$0.405	December 31, 2007	January 15, 2008
March 14, 2008	$0.405	March 31, 2008	April 15, 2008
June 12, 2008	$0.405	June 30, 2008	July 15, 2008
September 15, 2008	$0.405	September 30, 2008	October 15, 2008

Our intention is to distribute a substantial portion of the cash generated by our business to our shareholders in regular quarterly dividends to the extent we generate cash in excess of our cash needs for operations, interest and principal payments on our indebtedness, and capital expenditures.

We intend to fund our operations, interest expense, principal payments, capital expenditures, working capital requirements and dividend payments on our common stock with cash from operations.

On July 18, 2008, the Company completed its acquisition of Bishop Communications, headquartered in Annandale, Minnesota. The Company paid $33.4 million in cash, net of cash received, and assumed debt of $13.0 million, subject to potential working capital adjustments.

To fund any significant future acquisitions, we intend to use borrowings under our revolving credit facility or, subject to the restrictions in our credit facilities, to arrange additional funding through the sale of public or private debt and/or equity securities, including common stock, or to obtain additional senior bank debt.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. We are not required to make any scheduled principal payments on Term Loans B, C and D, which will mature in November 2011. However, we may be required to make annual mandatory prepayments under these credit facilities with a portion of our available cash. We will need to refinance all or a portion of our indebtedness on or before maturity in 2011. As a result of the assumed debt associated with the Bishop Communications acquisition of approximately $13.0 million, we will have principal payments of $291,000 due in 2008, $1.2 million in 2009, $1.3 million in 2010, $1.4 million in 2011, $1.5 million in 2012 and $7.0 million thereafter.

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

We have historically funded our operations and capital expenditure requirements primarily with cash from operations and our revolving line of credit. The following table summarizes our Short-Term Liquidity and Adjusted Total Debt, as defined in our credit agreement, as of December 31, 2007 and September 30, 2008:

	As of
	December 31, 2007	September 30, 2008
	(dollars in thousands)
Short-Term Liquidity:
Current assets	$47,454	$36,207
Current liabilities	(68,531)	(86,792)

Net working capital deficit	$(21,077)	$(50,585)

Cash and cash equivalents	$21,919	$7,465
Available on revolving credit facility	$82,000	$63,000
Adjusted Total Debt:
Long-term debt	$477,778	$489,316
Current maturities of long-term debt	—	1,197
Revolving credit facility	18,000	37,000

Total debt	495,778	527,513
Minus:
RTFC Capital Certificates	(7,778)	(7,778)
Cash and cash equivalents	(21,919)	(7,465)

Adjusted Total Debt	$466,081	$512,270

The reductions in current assets and increase in current liabilities were primarily due to the use of cash and cash equivalents and borrowings on the revolving credit facility to acquire Bishop Communications, and wireless licenses we acquired earlier in 2008.

The following table summarizes our Adjusted EBITDA, as defined in our credit agreement, and reconciles such Adjusted EBITDA to net income (which we believe is the most directly comparable GAAP financial measure to Adjusted EBITDA) for the three and nine month periods ended September 30, 2007 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(dollars in thousands)
Adjusted EBITDA:
Net income	$6,291	$5,723	$23,338	$17,973
Income tax expense	4,483	4,301	16,534	13,311
Interest expense	7,987	8,033	23,964	23,194
Depreciation and amortization	12,260	13,736	36,518	39,006
Unrealized (gains) losses on financial derivatives	210	(1,028)	483	(769)
Non-cash stock-based compensation expense	678	890	1,951	2,660
Extraordinary or unusual (gains) losses	—	—	—	—
Non-cash portion of RTFC Capital Allocation	(42)	(45)	(241)	(191)
Other non-cash losses (gains)	—	—	—	—
Loss (gain) on disposal of assets not in ordinary course	—	—	—	—
Transaction costs	—	—	—	—

Adjusted EBITDA	$31,867	$31,610	$102,547	$95,184

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2007 and 2008:

	Nine Months Ended September 30,
Description	2007	2008
	(dollars in thousands)
Net Cash Provided (Used) By:
Operating activities	$72,820	$65,971
Investing activities	$(19,853)	$(59,479)
Financing activities	$(62,105)	$(20,946)

Cash Provided by Operating Activities

For the nine months ended September 30, 2007 and 2008, cash provided by operating activities was $72.8 million and $66.0 million, respectively. The decrease in cash provided by operating activities is primarily due to the funds received related to the resolution of certain non-recurring network access disputes in 2007.

Cash Used in Investing Activities

The table below sets forth the components of cash used in investing activities for the nine months ended September 30, 2007 and 2008:

	Nine Months Ended September 30,
	2007	2008
	(dollars in thousands)
Network and support assets	$15,808	$16,189
Other	4,045	3,933

Total capital expenditures	19,853	20,122
Business acquisitions	—	33,419
Purchase of wireless licenses	—	5,938

Total	$19,853	$59,479

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

We expect that total capital expenditures, including those pursuant to the settlement agreement, will be between approximately $27 million and $29 million in fiscal 2008 inclusive of both expected capital expenditures at Bishop Communications and restoration of facilities damaged as a result of flooding in our service area in 2008. We expect to fund all of these capital expenditures through cash generated by our operations. Our capital expenditures can fluctuate from quarter to quarter, and are impacted to some extent by factors beyond our control, such as customer demand, the level of construction activity in our region, and weather.

On July 18, 2008, we completed the purchase of Bishop Communications for a total purchase price of $33.4 million net of cash received and assumed debt of $13.0 million, subject to potential working capital adjustments.

During the first quarter of 2008, we participated in the FCC’s auction of 700 MHz Band licenses (Auction No. 73) after depositing $1.9 million with the FCC. We were the high bidder on three Cellular Market Area licenses in the 704-710 MHz, and 734-740 MHz bands. We submitted the balance of our $5.9 million total winning bids on April 17, 2008. The FCC issued the licenses during the second quarter of 2008. We currently hold 15 FCC Advanced Wireless Service licenses and hold three 700 MHz licenses in Iowa. Our ownership of these licenses subjects us to FCC regulation of the wireless services we may choose to provide and the technical operating characteristics of the network equipment we may utilize. In addition, our right to renew these licenses depends on our compliance with build-out requirements promulgated by the FCC. For the 700 MHz licenses, we must begin meeting such requirements in stages prior to the expiration of the initial 10 year license term. For our Advanced Wireless Service licenses, we must meet the FCC’s build-out requirements by the end of such licenses’ 15 year initial term. We cannot predict changes that may occur in the FCC’s regulation of our Advanced Wireless Services or 700 MHz licenses, the network we may build or the services we may provide over the period of time we may hold the licenses.

Cash Used in Financing Activities

For the nine months ended September 30, 2007 and 2008, net cash used in financing activities was $62.1 million and $20.9 million, respectively. The decrease in net cash used in financing activities of $41.2 million is primarily the result of an increase in the debt outstanding under the revolving credit facility due to the acquisition of Bishop Communications on July 18, 2008.

Long-Term Debt and Revolving Credit Facilities

As of September 30, 2008
(dollars in thousands)
Total Long-Term Debt:
Iowa Telecom senior secured term loans	$477,778
En-Tel Communications, LLC notes payable	12,735

Total Debt	490,513
Current Maturities of long-term debt	(1,197)

Long-Term Debt	$489,316

Iowa Telecom Credit Facilities

As of September 30, 2008, we had outstanding $477.8 million of senior debt under the Iowa Telecom term loan facilities, and had $37.0 million drawn under our $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of September 30, 2008, $37.0 million was outstanding on the revolving credit facility and $63.0 million was available. Borrowings under our revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of September 30, 2008, we had $37.0 million outstanding under LIBOR elections at an average all-in rate of 5.30%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of September 30, 2008, $350.0 million was outstanding under Term Loan B based upon a LIBOR election effective through December 30, 2008 at an all-in rate of 5.52%. We have entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of September 30, 2008, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through December 12, 2008, at an all-in rate of 4.57%.

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

The credit facilities are secured by substantially all of our tangible and intangible assets, properties and revenues. The credit facilities are guaranteed by all of our wholly owned subsidiaries.

The credit facilities permit us to pay dividends to holders of our common stock; however, they contain significant restrictions on our ability to do so. The Iowa Telecom credit facilities contain certain negative covenants that, among other things, limit or restrict our ability (as well as those of our subsidiaries) to: create liens and encumbrances; incur debt, issue preferred stock, or enter into leases and guarantees; enter into loans, investments and acquisitions; make asset sales, transfers or dispositions; change lines of business; enter into hedging agreements; pay dividends, redeem stock, or make certain restricted payments; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback or synthetic lease transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to our fiscal year; and engage in mergers and consolidations.

The Iowa Telecom credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans (adjusted to exclude the effects of borrowings to fund permitted acquisitions) through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of September 30, 2008, no prepayment amounts were due under these provisions.

The Iowa Telecom credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the Iowa Telecom credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of September 30, 2008.

En-Tel Debt

On July 18, 2008, the Company acquired Bishop Communications Corporation (“Bishop Communications”). As part of the acquisition, the Company assumed debt of $13.0 million. The assumed debt is represented by promissory notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.22%. The notes have a fixed interest rate for a specific period of time and will either be at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The expiration dates for these fixed rate periods range from December 2008 through December 2013. The promissory notes mature in 2015 and 2018. Principal payments of $291,000 are due in 2008, $1.2 million in 2009, $1.3 million in 2010, $1.4 million in 2011, $1.5 million in 2012 and $7.0 million thereafter.

The notes are secured by the assets of En-Tel, a majority owned subsidiary of Bishop Communications. The debt agreements restrict dividends paid by En-Tel, and no amounts are currently available for dividends.

Interest Rate Swaps

On August 26, 2005, the Company amended the interest rate swap agreement that was originally entered into on November 4, 2004. The amended swap agreement resulted in two identical swap agreements which each fixed the interest rate the Company will pay on $175.0 million of indebtedness under Term Loan B, for a total swap notional value of $350.0 million. Effective September 26, 2008, the Company terminated one of its swap agreements which the Company designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. The Company entered into a new swap agreement effective September 30, 2008, which the Company designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. The amended terms of the new swap agreement and the remaining swap agreement effective August 31, 2005, effectively convert the variable rate interest payments due on $350.0 million of Term Loan B to a fixed rate of 5.873% through maturity of November 23, 2011.

Other Items

The FCC reportedly is considering significant changes to the manner in which interstate and intrastate terminating access charges are regulated, some of which might cause us to reduce our intrastate terminating access rate to our significantly lower interstate access rate, and to further reduce our terminating interstate and intrastate access rates to even lower per minute rates. We understand that the FCC intends to consider these proposals along with other matters pertaining to intercarrier compensation issues in the near future and may seek comment on these and related proposals. We cannot predict if or when the FCC will seek such comments, or when, if, or how the FCC may eventually resolve these proposals or related, broader matters.

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

On February 20, 2008, MCImetro Transmission Access Transmission Services LLC, d/b/a Verizon Access Transmission Services and MCI Communications Services, Inc. d/b/a Verizon Business Services filed a complaint with the Iowa Utilities Board against our local incumbent exchange carrier, our CLEC, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that the tariffed originating and terminating intrastate switched access rates of each are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We have filed a motion to dismiss the complaint in light of our legislated price plan, and believe the substance of the complaint to be without merit given the absence of any rationale for the proposed decrease. Briefing on our pending motion to dismiss concluded August 4, 2008. We cannot predict how and when our motion to dismiss will be resolved. Further, we cannot predict the outcome of Verizon’s complaint on its merits in the event our motion to dismiss is denied.

On September 12, 2008, the Iowa Utilities Board issued an order commencing an inquiry into whether the Board should create an Iowa universal service fund (“USF”). At this point, the Board is seeking comment on preliminary issues, such as how it should determine whether an Iowa USF is needed, and on certain policy and implementation issues assuming that an Iowa USF will be established. Comments were due October 27, 2008. The Board intends to schedule an informal workshop to discuss issues, which could potentially then be followed by an order commencing rulemaking. We cannot predict whether the Board will establish a rulemaking as a result of its pending inquiry and, if assuming it does, the result of such rulemaking.

Montezuma Telephone and our CLEC concur in the Iowa Telecommunications Association (“ITA”) intrastate access charge tariff. On May 30, 2008, the Board issued an order rejecting ITA’s proposed tariff revision, and requiring ITA to make certain significant changes to its tariff by June 30, 2008. These changes include lowering the originating and terminating local switching rate from 4.04 to 2.44 cents-per-minute and removing the separate 1.5 cent-per-minute Transport Interconnection Charge. ITA filed a request for stay pending rehearing on a variety of issues, including the appropriate transition period for implementation. Sprint also filed a rehearing request regarding the Board’s decision not to issue refunds back to September 1, 2007, the date of Sprint’s objection. The Board has granted ITA’s request for stay. We expect the board will issue a decision on rehearing later this year. The Board’s May 30, 2008 order also indicated that it might institute a proceeding that could lead to removal of the three cents-per-minute carrier common line charge in the ITA tariff, which would apply to Montezuma but not to our CLEC because our CLEC does not assess the originating and terminating carrier common line (“CCL”) charge. We cannot predict the result of either the rehearing on the ITA tariff or of any proceeding regarding ITA’s CCL rate.

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

In June 2008, record flooding damaged a few of the 417 ILEC communities served by Iowa Telecom. Through September 30, 2008, we believe that we have lost approximately 250 access lines that can be directly attributed to the flooding. Additionally, we believe that our operating results for the three and nine months ended September 30, 2008 were negatively impacted by approximately $100,000 and $350,000 respectively, which is comprised of lost revenues, increased labor costs from overtime and a shift of capital efforts into repair efforts, along with other repair and prevention costs. As it relates to incremental capital expenditures, we estimate that we have incurred approximately $585,000 of expenditures related to the flooding through September 30, 2008. However, we expect that amount will increase over time as the infrastructure is rebuilt in the impacted communities. We estimate that capital expenditures of approximately $1 million will be incurred over the next two years related to restoration and rebuilding efforts. However, this estimate is subject to change as a result of potential capital expenditures related to unforeseen restoration activities. We believe that we will recover a portion of the costs and expenditures described from our insurance carrier, but have not submitted a final insurance claim. No insurance recovery has been recorded in the financial statements.

Obligations and Commitments

Our ongoing capital commitments include capital expenditures, debt service requirements and acquisition commitments. For the nine months ended September 30, 2008, capital expenditures were $20.1 million; see “—Liquidity and Capital Resources—Cash Used in Investing Activities.”

The following table sets forth our contractual obligations as of September 30, 2008, together with cash payments due in each period indicated:

	Payments Due by Period
Obligation	Total	Oct. – Dec. 2008	2009 – 2010	2011 – 2012	2013 and after
	(dollars in thousands)
Current Debt:
Revolving credit facility(1)	$37,000	$—	$—	$37,000	$—
Current Maturities of long term debt	1,197	291	906	—	—
Interest payments on current maturities	897	232	665	—	—
Long-Term Debt:
Senior debt payments	477,778	—	—	477,778	—
Interest payments on senior debt(2)	79,630	6,604	51,922	21,104	—
En-Tel debt payments	11,538	—	1,628	2,944	6,966
Interest payments on En-Tel debt(2)	2,969	227	1,469	888	386
Operating Lease Payments	832	81	381	145	225

Total Contractual Obligations	$611,841	$7,435	$56,971	$539,859	$7,577

(1)	Advances on the line of credit mature in periods within one year. The terms of the line of credit are a component of our senior debt agreement which expires in November 2011.
(2)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.

As of September 30, 2008, no letters of credit were outstanding.

We currently project that cash provided by operations will be adequate to meet our foreseeable operational liquidity needs for the next twelve months. However, our actual cash needs and the availability of required funding may differ from our expectations and estimates, and those differences could be material. Our future capital requirements will depend on many factors, including, among others, the demand for our services in our existing markets, regulatory, technological and competitive developments, and the level of construction activity in our region and the impact of weather.

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

We performed an annual impairment review of goodwill and indefinite lived intangible assets as required by SFAS No. 142, Goodwill and Other Intangible Assets, as of August 31, 2008. No impairment of goodwill or other long lived assets resulted from the annual valuation.

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

As of September 30, 2008, our unused tax net operating loss carry forwards were $143.9 million, and will expire between 2021 and 2024. Additionally, the Company expects to be able to continue taking deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $40.0 million per year through June 2015. Based upon the evidence available as of September 30, 2008, the combination of the continued generation of taxable income from operations and reversing temporary differences will, more likely than not, be sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance was required for our deferred tax assets.

Off-Balance Sheet Risk and Concentration of Credit Risk

The Company has no known off-balance sheet exposure or risk.

Certain financial instruments potentially subject us to concentrations of credit risk. These financial instruments consist primarily of trade receivables, interest rate swap agreements, cash, and cash equivalents.

We place our cash and temporary cash investments with high credit quality financial institutions. We also periodically evaluate the credit worthiness of the institutions with which we invest. We have entered into interest rate swap agreements to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. The guarantor of one of the floating rate payers under the interest rate swap agreements declared bankruptcy during the third quarter of 2008 resulting in a default of the agreement. In accordance with our agreement, we elected to terminate the agreement and have entered into a new interest rate swap agreement for the same notional amount and approximate rate with another party. The floating rate payers under our current interest rate swap agreements are nationally recognized counterparties and are believed to be of strong credit. While we may be exposed to losses due to non-performance of the counterparties or the calculation agents, we consider the risk remote and do not expect the settlement of these transactions to have a material adverse effect on our financial condition or results of operations.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the potential impact of SFAS 160 on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions and also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. SFAS 141(R) requires acquisition related costs to be expensed as incurred. Acquisition related costs deferred pursuant to statement of Financial Accounting Standard No. 141, if any, will be expensed upon adoption of SFAS 141(R) during the first quarter of 2009. The Company is currently evaluating the potential impact of SFAS 141(R) on its financial position, results of operations and cash flows.

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

Under the terms of our credit facilities as amended our long-term secured debt facilities will mature in November 2011. Our $400.0 million of indebtedness under Term Loan B, maturing in 2011, bears an annual interest at either (a) LIBOR plus 1.75% or (b) a base rate plus 0.75%. On August 26, 2005, we entered into two identical interest rate swap agreements with nationally recognized counterparties for the purpose of fixing the interest on a portion of these borrowings. On September 26, 2008, we terminated one of our swap agreements and entered in to a new swap agreement effective September 30, 2008. Pursuant to the current swap agreements, we will pay a fixed rate of interest of 5.873% on a $350.0 million notional of Term Loan B from September 30, 2008 through November 23, 2011.

We pay interest at a fixed rate on all borrowings under Term Loans C and D through June 2011. Thereafter, we expect our interest rates under Term Loans C and D to convert to the Rural Telephone Finance Cooperative variable rate then in effect, as provided in the credit facilities.

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to $50.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $37.0 million of borrowings drawn under the revolving credit facility at September 30, 2008. With respect to our $77.8 million of borrowings under Term Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from July 2011 through maturity in November 2011.

With respect to our $12.7 million of borrowings at our En-Tel subsidiary, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperation variable rate from the dates on which the current interest rate locks expire (2008 through 2013) until the notes mature in 2018.

As of September 30, 2008, a one percent change in the underlying interest rates for all of the variable rate debt that was outstanding would have an impact of approximately $870,000 per year on our interest expense while our fixed rates and swaps are in place.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On February 20, 2008, MCImetro Transmission Access Transmission Services LLC, d/b/a Verizon Access Transmission Services and MCI Communications Services, Inc. d/b/a Verizon Business Services filed a complaint with the Iowa Utilities Board against our local incumbent exchange carrier, our CLEC, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that the tariffed intrastate originating and terminating switched access rates of each are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We have filed a motion to dismiss the complaint in light of our legislated price plan and believe the substance of the complaint to be without merit given the absence of any rationale for the proposed decrease. Briefing on our pending motion to dismiss concluded August 4, 2008. We cannot predict how and when our motion to dismiss will be resolved. Further, we cannot predict the outcome of Verizon’s complaint on its merits in the event our motion to dismiss is denied.

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

During the quarter ended September 30, 2008, the Company reacquired the following number of shares of its common stock from recipients of restricted stock awards under the Company’s 2005 Stock Incentive Plan in order to satisfy tax withholding obligations due upon vesting of such restricted stock (see also Note 6 to Consolidated Financial Statements above):

ISSUER PURCHASES OF EQUITY SECURITIES

Periods	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2008	—	$—	—	—
August 1 to August 31, 2008	11,714	$17.68	—	—
September 1 to September 30, 2008	—	$—	—	—

Total	11,714	$17.68

ITEM 6.	EXHIBITS

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2008	/s/ Alan L. Wells
Alan L. Wells
President, Chief Executive Officer and Chairman of the Board

Date: November 5, 2008	/s/ Craig A. Knock
Craig A. Knock
Vice President,
Chief Financial Officer and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

IOWA TELECOMMUNICATIONS SERVICES, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2008

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