Form 10-K
period 2008-12-31
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2009-03-02
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2008, was approximately $552,684,232 computed upon the basis of the closing sales price of those shares on the New York Stock Exchange on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded.

There were 31,977,837 shares of Common Stock, $0.01 par value, outstanding as of February 17, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the Registrant’s 2009 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

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

In addition to these factors, actual future performance, outcomes and results may differ materially from those indicated in our forward-looking statements because of other, more general factors, including (without limitation):

•	changes in general industry and market conditions, and growth rates;

•	changes in interest rates or other general national, regional or local economic conditions;

•	governmental and public policy changes;

•	changes in accounting policies or practices adopted voluntarily or as required by GAAP; and

•	continued availability of financing in the amounts and on the terms and conditions necessary to support our future business.

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

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. Any material changes made to our Code of Business Conduct and Ethics or any waivers granted to any of our directors or executive officers will be publicly disclosed by filing a current report on Form 8-K within four business days of such material change or waiver. There were no material changes to the code or waivers granted during 2008. Our Board of Directors also has adopted Corporate Governance Guidelines and written charters for its Audit, Compensation, and Nominating and Governance committees that comply with the rules of the New York Stock Exchange. Copies of the Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters of the Audit, Compensation, and Nominating and Governance committees are available on our website at www.iowatelecom.com. In addition, these documents are available upon request by contacting our investor relations department at (641) 787-2089 or through an e-mail request from our website at www.iowatelecom.com.

This Annual Report on Form 10-K includes the certifications required of our chief executive officer and our chief financial officer by Section 302 of the Sarbanes-Oxley Act. In addition, the annual certification of the chief executive officer regarding compliance by the company with the corporate governance listing standards of the New York Stock Exchange was submitted without qualification following the 2008 annual meeting of shareholders.

PART I.

ITEM 1. Business

Company Overview

Iowa Telecommunications Services, Inc. (“Iowa Telecom”) and its subsidiaries provide wireline local exchange telecommunications services to residential and business customers in rural Iowa, Minnesota and Missouri. We currently operate 294 telephone exchanges serving 423 communities as the incumbent or “historical” local exchange carrier and are the sole telecommunications company providing wireline services in approximately 67% of these communities. In addition, we provide service to residential and business customers throughout Iowa and Minnesota as a competitive local exchange carrier. In total, we provide services to approximately 242,100 access lines.

Our core business is the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 65% of our total revenues for the year ended December 31, 2008, we provide long distance service, dial-up and DSL Internet access, and other communications services. We provide services as the incumbent local exchange carrier through Iowa Telecom and its wholly-owned subsidiaries; Lakedale Telephone Company and Montezuma Mutual Telephone Company. As part of our strategy of pursuing growth beyond our current service area, we compete for customers in Iowa in mostly adjacent markets through our competitive local exchange carrier subsidiaries, Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Additionally, Lakedale Link, Inc. and EN-TEL Communications LLC (“EN-TEL”) are competitive local exchange carriers that provide local and long distance service in Minnesota. Together, ITC, IT Communications, Lakedale Link, Inc. and EN-TEL are referred to as the “CLEC” or our “CLEC Operations.”

Our History

We were incorporated under the laws of the State of Iowa in 1999. In the late 1990’s, several of the Regional Bell Operating Companies and other large telecommunications companies, such as GTE Midwest Incorporated, decided to sell many of their rural assets. We began business on June 30, 2000, when we acquired the Iowa operations of GTE Midwest Incorporated. Our common stock began trading on the New York Stock Exchange on November 18, 2004, under the trading symbol “IWA.”

On July 18, 2008, we acquired Bishop Communications Corporation (“Bishop Communications”). As of September 30, 2008, Bishop Communications and its consolidated subsidiaries provided telecommunications services to 11,600 access lines as the incumbent local exchange carrier, to 4,600 access lines as a competitive local exchange carrier, to 9,700 long distance subscribers, and provides Internet access service to more than 6,600 subscribers in Minnesota.

Over 99% of the customers we serve are located in rural Iowa or Minnesota communities. Virtually all of our services are offered in an area that is approximately 20,000 square miles in size, and each of our switching centers is within 30 miles of another of our switching centers.

On November 21, 2008, the Company announced a definitive agreement to acquire, subject to regulatory approvals, substantially all of the assets of Sherburne Tele Systems, Inc. (“Sherburne”) for a total purchase price of $80.6 million, subject to certain adjustments. Sherburne is a closely held telecommunications company headquartered in Big Lake, Minnesota, less than 30 miles from the headquarters of Bishop Communications, which we acquired on July 18, 2008. As of December 31, 2008, Sherburne served 15,500 access lines as the incumbent local exchange carrier, and 10,200 access lines as a competitive local exchange carrier, and provides service to 13,900 DSL high-speed Internet customers and 3,700 video customers, primarily in communities and rural areas near the Minnesota/St. Paul Metropolitan Area. Sherburne’s operations include its incumbent local exchange carrier services, marketed as Connections, Etc., and competitive local exchange carrier services provided through its wholly-owned subsidiary, Northstar Access.

Our Strategy

Our objective is to continue to strengthen our position as a leading provider of telecommunications services, focusing primarily on non-metropolitan markets in the Midwest. To achieve this goal, we intend to pursue the following strategies:

•

Maintain Stable Cash Flows from Operations and Disciplined Capital Spending. We have a diverse residential and business customer base that produces a recurrent revenue stream and relatively predictable cash flows. We intend to maintain our financial performance by growing revenue and improving operating efficiency throughout our businesses. We make disciplined capital expenditure decisions, focusing on investments made for maintaining high quality service, cost structure improvement and cash flow generation.

•

Leverage and Enhance Local Presence and Customer Loyalty. We have a strong commitment to local presence and customer relationships. We have created a community relations staff dedicated to maintaining relationships with local leaders and civic organizations. As a result of this and other initiatives, we believe our companies have developed brand identities as responsive, locally oriented service providers. We intend to use these identities to maintain our competitive market position, cross-sell additional services to our current subscribers and expand our existing customer base.

•

Increase Revenue per Access Line by Selling Additional and Enhanced Services. We actively market long distance service, dial-up and DSL Internet access service, satellite and cable video service and enhanced local services (such as call waiting, caller ID and voice mail) to our local customers as bundled services billed on the same monthly statement the customer receives for basic local service.

•

Prudent Expansion of Our Service Area Through our Competitive Local Exchange Carrier Subsidiaries. We intend to leverage our strong local presence, superior customer service and economies of scale to pursue customers in markets in close proximity to our rural local exchange carrier markets through our competitive local exchange carrier subsidiaries, ITC, IT Communications, Lakedale Link, Inc. and EN-TEL. We plan to continue this strategy by seeking growth opportunities on a low-cost, selective basis, focusing primarily on business customers.

•

Grow Through Selective Strategic Acquisitions. We intend to continue pursuing a disciplined process of evaluating select acquisitions of access lines from Regional Bell Operating Companies and other rural local exchange carriers, as well as evaluating acquisitions of providers of businesses complementary to ours. Over the past several years, Regional Bell Operating Companies have divested a significant number of access lines nationwide and are expected to continue these divestitures in order to focus on larger markets. We also believe there may be attractive opportunities to acquire rural local exchange carriers, which we believe will likely consolidate as competitive pressures intensify. In Iowa and Minnesota, there are approximately 230 rural local exchange carriers serving a fragmented market representing approximately 580,000 access lines. One of our key acquisition criteria will be the potential of any proposed transaction to increase our free cash flow per share.

Products, Services and Revenue Sources

We provide wireline local exchange telecommunications services as the incumbent local exchange carrier to residential and business customers in 423 communities in Iowa, Minnesota and Missouri. Our wholly owned CLEC’s, ITC, IT Communications and Lakedale Link, Inc. are certified to provide service in all areas served by Qwest in Iowa and Minnesota and certain Embarq and Frontier exchanges in Minnesota. EN-TEL, our majority owned CLEC subsidiary, is a certified reseller in Qwest, Embarq and Frontier exchanges and a certified facility-based provider in certain Qwest exchanges in Minnesota. Approximately 70% of our access lines serve residential customers and 30% serve business customers. We generate revenues by providing our customers:

•	local services, which include basic local telephone service and enhanced local services like voice mail, caller ID and call forwarding;

•

network access services to interexchange carriers for the origination and termination of interstate and intrastate long distance phone calls on our network and special access services to carriers and others;

•	toll (also known as long distance) services;

•	data and Internet services, including dial-up and DSL Internet access service and other enhanced data services; and

•	other services and sales, including the sale, installation and maintenance of customer premise voice and data equipment, satellite and cable video, inside line care and the leasing of office space.

We complement our basic local telephone services by actively marketing products under our local brands. We believe that our ability to cross-sell to our customer base in this way is bolstered by the fact that we are currently the sole local wireline telecommunications provider in approximately 67% of the communities we serve as the incumbent carrier. The following table shows our revenues and sales for each of the years ended December 31, 2006, 2007 and 2008, by category of service:

	Year Ended December 31,
	2006		2007		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Local services	$76,428	33%	$73,918	29%	$71,131	29%
Network access services	96,217	41%	100,636	40%	89,420	36%
Toll services	21,804	9%	21,213	9%	23,010	9%
Data and Internet services	25,016	11%	29,512	12%	35,163	14%
Other services and sales	14,620	6%	26,122	10%	28,241	12%

Total revenues and sales	$234,085	100%	$251,401	100%	$246,965	100%

Local Services

Basic local services enable end user customers to make and receive telephone calls within a defined local calling area for a flat monthly fee. We also provide extended area service, a mandatory expanded calling service to select nearby communities charged at a flat monthly rate, which is also considered a basic monthly service.

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

The rates for our network access revenues are determined under two jurisdictions. We generate intrastate access revenues for providing either switched or special access services when a long distance call is placed or received by a customer in one of our exchanges to or from another party located within the same state. The toll carrier pays us an intrastate access charge, the level of which is regulated and approved by either the Iowa Utilities Board or the Minnesota Public Utilities Commission. We generate interstate access revenues for providing either switched or special access services when a long distance call is originated or terminated by a customer calling from one state to a customer in another state and one of the parties is a local service customer of ours. We bill interstate access charges in the same manner as we bill intrastate access charges. Interstate access charges are regulated and approved by the FCC.

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

Toll Services

We began offering toll, or long distance, services in July 2000 through sales to our established customer base. We have leveraged our customer relationships and single billing approach to increase our penetration for toll service with minimal need for additional capital expenditures. The following table shows our number of toll service subscribers:

	Subscribers as of December 31,
	2006	2007	2008
Subscribers	146,600	143,600	146,400
Penetration rate(1)	58%	60%	60%

(1)	Penetration rate is computed by dividing the subscribers of our toll services by the total access lines served at the end of the period.

We market long distance service under our local brand names, but we provide service through resale arrangements we have with a variety of carriers. Long distance revenues are earned as our long distance customers place calls, with charges generally based on the length of the call and the applicable per-minute rate. Some customers pay a fixed minimum monthly charge for our long distance service independent of calls actually made. In order to offer attractively priced options to our customers, we often bundle long distance service with our local services, dial-up and DSL Internet access offerings.

Data and Internet Services

Data and Internet services consist largely of revenues generated by our dial-up and DSL Internet access services as well as for providing enhanced data solutions to customers. We began offering dial-up Internet access service in 2000, and DSL Internet access service in a few markets in late 2001. We currently have DSL equipment installed in all of our 294 incumbent exchanges. We estimate that we are capable of providing DSL Internet access service to over 80% of our access lines. Approximately 38% of our access line customers subscribe to our dial-up or DSL Internet service. The following table shows our number of dial-up and DSL Internet access service subscribers:

	Subscribers as of December 31,
Service	2006	2007	2008
Dial-up Internet	31,500	22,500	16,700
DSL Internet	50,000	62,800	75,700

Total	81,500	85,300	92,400
Penetration rate(1)	32%	35%	38%

(1)	Penetration rate is computed by dividing the total of our dial-up and DSL Internet access subscribers by the total access lines served at the end of the period.

Other Services and Sales

Other services and sales consists largely of revenues generated by the sale, installation and maintenance of the customer premise voice and data equipment, satellite and cable video, inside line care and leasing of office space. The following table shows our number of satellite and cable video subscribers:

	Subscribers as of December 31,
Service	2006	2007	2008
Video	4,500	9,000	20,300
Penetration rate(1)	2%	5%	12%

(1)	Penetration rate is computed by dividing the total of our video subscribers by the total residential access lines served at the end of the period.

Competitive Local Exchange Carrier Services

We currently provide competitive local exchange carrier services through our wholly-owned subsidiaries, ITC, IT Communications and Lakedale Link, Inc and our majority owned subsidiary EN-TEL. ITC, IT Communications and Lakedale Link, Inc. primarily provide services utilizing either an unbundled network element or resale platform on which we resell services to end customers. Our interest in EN-TEL was acquired as a part of the acquisition of Bishop Communications and is primarily a facilities-based provider. Our CLEC currently offers a broad range of traditional and enhanced wireline communications services to business and residential customers. Between ITC, IT Communications and Lakedale Link, Inc., our wholly owned CLEC subsidiaries are certified in all markets served by Qwest in Iowa and Minnesota and certain Embarq and Frontier markets in Minnesota. Our majority owned CLEC subsidiary, EN-TEL, is a certified reseller in Embarq, Frontier and Qwest exchanges and is a certified facility-based provider in certain Qwest exchanges in Minnesota. As of December 31, 2008, our CLEC Operations served approximately 17,000 business and 15,400 residential access lines and accounted for 13% of our total access lines. We view our competitive local exchange carrier business as a cost-effective way to leverage our corporate infrastructure and, in Iowa, our Iowa Telecom brand into markets in close proximity to those served by our incumbent local exchange carrier operations. Our primary strategy has been to target contiguous markets that historically have been underserved and subject to minimal competition. In these markets, we can compete cost effectively through our interconnection agreements with the incumbent provider, pursuant to which we may lease lines on a “wholesale” basis.

We have historically entered selected exchanges by utilizing a low-risk unbundled network element platform. This entry strategy permitted us to use the incumbent carrier’s existing loop and switches and thus required minimal upfront capital investment on our part. Although the FCC has revised the rules that govern the availability of the unbundled network element platform, we believe we can continue to profitably provide competitive local exchange services as a result of contractual arrangements entered into with the incumbent provider for switching services and leased lines. The majority of the customers served utilizing the unbundled network element platform are in exchanges in which Qwest is the incumbent local exchange carrier. Our current contracted monthly rates with Qwest, which include volume discounts and are effective until December 2009, range from $12.55 to $29.34 per line for residential customers and $15.91 to $38.04 per line for business customers. Our agreements with Qwest expire in 2011. We intend to consider installing owned communications equipment in these communities only after we have achieved sufficient scale and we believe such investment can be cost effective. The cost to expand our competitive local exchange carrier operations is predominantly comprised of variable expenses such as marketing and sales expenses, which allows us to more readily control the level of cash flow required to support expansion of this business and provides the opportunity to lower spending levels if necessary. In 2009, we plan to maintain this limited investment approach as we continue to grow our competitive local exchange carrier business, focusing primarily on business customers.

Sales and Marketing

We have established sales and marketing organizations that centralize marketing strategies and deploy sales and customer service resources locally. We have a dedicated sales force for business customers and have 21 local offices at which customers can contact us in person to address their needs.

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

To address our customers’ needs, we have established in-state support operations, including 21 customer offices and three customer contact centers. These customer offices and contact centers provide us with a significant degree of customer contact, thereby affording us an opportunity to offer and sell additional and enhanced services to our subscribers. In addition, we have created a community relations department whose purpose is to maintain an ongoing relationship with community leaders and organizations throughout our service area, with a view to continue developing our brand identities as responsive, locally-oriented providers. We believe this reputation also enhances our potential to cross-sell additional services to our existing subscriber base.

We also offer local telephone services in bundled packages including long distance, enhanced local services, dial-up and DSL Internet access services, satellite and cable video services. We believe bundled services are popular with customers because they permit the purchase of a number of services at a discount to the pricing that would be available on an individual service basis. We intend to continue to expand this marketing strategy, which we expect will increase average revenue per access line. We also believe that integrated packages of quality services result in a more loyal and satisfied customer base, thereby reducing subscriber turnover.

Competition

Local Service. We currently face competition from other providers of local services in approximately 138 of the 423 communities our incumbent local exchange carriers serve. Of these 138 communities, we believe 109 communities have some voice service offered by Mediacom’s telephony affiliates, MCC Telephony of Iowa, Inc. and MCC Telephony of Minnesota, LLC. (“MCC”), which initiated service in most of these markets during the second quarter of 2007. Additionally, we believe that in approximately 40 of these communities, independent local exchange carriers operating in mostly adjacent exchanges and municipal utilities have constructed networks to provide competitive local exchange carrier services to customers in our exchanges.

MCC is offering voice services through a business arrangement with Sprint Communications L.P. (“Sprint”). On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U.S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into an interconnection agreement with Sprint and asking the court to invalidate the agreement. On April 15, 2008, the court issued a ruling in favor of the Iowa Utilities Board and Sprint, therefore maintaining the status quo in which we are obligated to enter into an interconnection agreement with Sprint. We appealed this decision to the U.S. Court of Appeals for the Eighth Circuit on May 14, 2008, and oral argument was held on December 12, 2008. We cannot predict how or when this litigation will be resolved.

Notwithstanding the period in which our complaint was under consideration, we have negotiated, mediated and litigated with Sprint and, at times, with MCC to resolve issues relating to interpretation and implementation of the interconnection agreement. On January 22, 2007, we filed a second complaint against the Iowa Utilities Board and Sprint in U.S. District Court asking the court to rule that the Iowa Utilities Board acted unlawfully when it interpreted the interconnection agreement to require Iowa Telecom to provide certain services to Sprint, particularly in the manner requested by Sprint. Briefing on this complaint concluded on August 11, 2008. We cannot predict how or when this litigation will be resolved.

In addition to the disputes pending in federal district court and before the Iowa Utilities Board, we are also defending a complaint filed by MCC on July 31, 2006, in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The state court complaint seeks unspecified damages and costs and additional relief as warranted. This state court proceeding had been stayed pending the result of our first federal complaint. On September 9, 2008, the state court refused to lift the stay due to the pending appeal of the federal district court’s decision on the first complaint to the Eighth Circuit. This stay will remain effective until the Eighth Circuit rules, subject to reconsideration by the state court if the Eighth Circuit has not ruled by March 9, 2009. We cannot predict how long this stay will last nor how this state court litigation will be resolved.

Wireless and Emerging Technology Competition. We estimate that wireless service providers served approximately 5.9 million subscribers in Iowa and Minnesota, as of June 2007, based on the most recent FCC data available. We expect that wireless providers will continue to provide services that compete with ours. Technological developments in cellular telephone features, personal communications services, telephone services over cable television systems, satellite, voice over Internet protocol, high-speed fiber optic networks and other technologies will continue to provide our customers with alternatives to the traditional local telephone services we provide.

Iowa Communications Network. The Iowa Communications Network is a state-owned communications network consisting of more than 3,000 miles of fiber optic cable extending into all 99 Iowa counties and capable of providing a variety of voice, data and video communications services. The Iowa Communications Network currently provides certain voice, data and video communications services to authorized educational and governmental institutions, including accredited public and private schools and colleges, public libraries, state and federal agencies, the United States Post Office and to authorized hospitals and physician clinics. Current state law does not allow the Iowa Communications Network to provide its services to other public or private entities, and prohibits the sale, lease or other disposition of the Iowa Communications Network without prior authorization of a majority of each house of the Iowa legislature and approval by the governor. The Iowa legislature has previously considered modifying state law to allow for sale of the Iowa Communications Network to a private party but has not done so.

Our Competitive Local Exchange Carrier Subsidiaries. We have four competitive local exchange carrier subsidiaries—ITC, IT Communications, Lakedale Link, Inc. and EN-TEL. Our wholly owned CLEC subsidiaries, ITC, ITC Communications and Lakedale Link, Inc., are authorized to provide services in all of Qwest’s Iowa and Minnesota exchanges as well as certain Embarq and Frontier exchanges in Minnesota, and generally offer the same local exchange services as those offered by the local incumbent provider. Our wholly owned CLEC subsidiaries also provide DSL Internet access service in all exchanges in which they operate, using either Qwest’s, Embarq’s or Frontier’s wholesale service or owned facilities. Our majority owned CLEC subsidiary, EN-TEL, is an authorized reseller in Embarq, Frontier and Qwest exchanges in Minnesota, and generally offers the same local exchange services as those offered by the local incumbent provider. EN-TEL is also an authorized facility based provider in certain Qwest exchanges and offers cable video and high-speed broadband services in these exchanges.

Long Distance. We face significant competition in the long distance market. AT&T, Sprint and Verizon Business currently are the other major long distance providers in our service territory. We believe that wireless service also competes with the traditional wireline long distance service that we provide. Although the long distance market is competitive, we believe we are in a good position relative to our competitors given our local presence, strong brand and ability to offer both long distance and local services in a single bill. Approximately 60% of our local access lines also subscribe to one of our long distance services.

Dial-up and DSL Internet Access. In many markets we face competition from other dial-up and broadband Internet access service providers. Many dial-up competitors are neighboring incumbent local exchange carriers, small proprietors with service in only a few communities or, in some circumstances, near larger Midwest communities, national providers such as America Online and the Microsoft Network. In some of our markets, broadband competition exists from cable television providers (principally Mediacom), wireless broadband providers using non-licensed spectrum and competitive local exchange carriers that either have their own facilities or have collocated DSL equipment in our central offices. We believe our ability to sell dial-up or broadband services on a bundled basis with local and long distance service enhances our competitive position for continued growth in sales of Internet access service.

Customers

Our incumbent local exchange carriers currently operate 294 local telephone exchanges in 423 rural communities. Our business is largely concentrated in the eastern and southern portions of Iowa and the central portion of Minnesota. According to the 2000 U.S. Census, our service area includes four communities with a population over 9,000; ten communities with a population between 5,001 and 9,000; 27 communities with a population between 2,000 and 5,000; and 382 communities with a population under 2,000. The largest five communities in our service area are (2000 population figures in parentheses): Newton, Iowa (15,579); Pella, Iowa (9,832); Fairfield, Iowa (9,509); Grinnell, Iowa (9,105); and Mount Pleasant, Iowa (8,751). These five communities represent approximately 11% of the access lines we serve.

Approximately 74% of our incumbent local exchange carrier access lines serve residential customers. We also provide services to several large businesses in our service area including, Pella Corporation and Vermeer Manufacturing Company, both headquartered in Pella, Iowa. In addition, Grinnell and Pella are each home to four-year colleges, namely Grinnell College and Central College. No single local service customer represented more than 5% of our revenues from 2006 to 2008.

As a competitive local exchange carrier, we are authorized to provide services in all Iowa and Minnesota local telephone exchanges served by Qwest, and to certain Embarq and Frontier telephone exchanges in Minnesota. Our majority owned CLEC subsidiary, EN-TEL, is an authorized reseller in Embarq, Frontier and Qwest Minnesota exchanges and is an authorized facility based provider in certain Qwest exchanges. Approximately 52% of the access lines in our competitive local exchange carrier markets serve business customers and approximately 48% serve residential customers.

Network access charges historically have been one of our largest sources of revenues. During 2006, the Company had one carrier customer that represented approximately 11% of total revenue and sales. During 2007 and 2008, the Company did not have an access carrier customer that represented more than 10% of total revenue and sales.

Network Facilities

All of our exchanges in which we are the incumbent local exchange carrier are served by digital switches that we own and are capable of providing one-plus equal access for long distance service. The switches are linked through a combination of aerial, underground and buried cable, including approximately 3,700 miles of fiber optic cable. Most of our primary network routes utilize fiber optic cable. The majority of our switches in Iowa were manufactured by Nortel Networks. Our network operations and monitoring services for our Iowa properties are provided on a contract basis by a third party, which also provides those services for its own network and for other local exchange carriers in Iowa. Our switches in Minnesota were manufactured by various entities. Our network operations and monitoring services for our Minnesota properties are provided by company personnel. Automated alarm systems are in place to alert us to problems with our facilities, and our own technicians are available to make any necessary repairs to the network.

The network facility upgrades we have completed in recent years include the following:

•	We have deployed DSL Internet access service to all of our exchanges. Over 80% of our access lines are now DSL eligible.

•	We have built a data network to support our dial-up and DSL Internet access services customers.

•

We have reduced the number of access lines utilizing analog carrier technology to less than 1% of total access lines. Analog carrier lines are not fully compatible with advanced telephone services such as high-speed Internet.

•	We have deployed voice-mail services to additional exchanges and are now able to offer voice-mail services to all exchanges.

•

We have entered into a long-term lease to acquire fiber transport facilities between Chicago and Omaha, utilizing facilities which cross the state of Iowa. This network was put in to service in the second quarter of 2008.

•	Existing fiber network routes have received upgrades to the electronics that provide greater redundancy and traffic capacity.

•	Additional backup generator capacity has been added within our network to enhance our ability to provide a stable network in the event of commercial power interruptions.

Employees

We employ approximately 720 full-time employees, of which 629 are based in Iowa. We have a collective bargaining agreement with the Communications Workers of America, or CWA, which covers 176 of our employees and expires in May 2012. We also have a collective bargaining agreement with the International Brotherhood of Electrical Workers, or IBEW, which covers 22 of our employees and expires in June 2009. There have been no work stoppages or strikes by our IBEW or CWA employees in the past 8 years, and we consider our labor relations to be good.

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

Overview

We are subject to federal, state and local government regulation. We hold various authorizations for our service offerings. At the federal level, the FCC has jurisdiction over common carriers, such as us, to the extent that their facilities are used to originate, terminate or provide interstate and international telecommunications services. The Iowa Utilities Board and the Minnesota Public Utilities Commission exercise jurisdiction over our intrastate telecommunications services within Iowa and Minnesota, respectively. The Missouri Public Service Commission exercises similar jurisdiction over the intrastate telecommunications services we provide to a small number of customers in Missouri. In addition, under the Telecommunications Act of 1996, or “the Telecom Act,” federal and state regulators share responsibility for regulating such matters as interconnection between carriers. Municipalities and other local government agencies regulate certain aspects of our business, such as our use of public rights-of-way, and by requiring that we obtain construction permits and comply with building codes.

The following description discusses some of the major telecommunications related regulations that affect us, but numerous other substantive areas of regulation not discussed here may influence our business. When we refer to “our incumbent local exchange carrier,” we mean Iowa Telecommunications Services, Inc., and when we refer to “our independent incumbent local exchange carriers,” we mean our incumbent local exchange carrier operations other than those of Iowa Telecommunications Services, Inc. such as Lakedale Telephone Company and Montezuma Mutual Telephone Company which are subsidiaries of Iowa Telecommunication Services Inc. When we refer to “our competitive local exchange carriers,” we mean our Iowa Telecom Communications, Inc., IT Communications, LLC, Lakedale Link, Inc. and subsidiaries as well as our interest in EN-TEL Communications, LLC.

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

We provide two types of access services: special access and switched access. The rates for special access, which is provided via dedicated circuits connecting long distance carriers, other carriers and certain end users to our network, are structured as flat-rate monthly charges. Rates for switched access are structured as a combination of flat-rate monthly charges, which are paid by end users, and per-minute traffic sensitive charges, which are paid by long distance carriers. A significant amount of our revenues come from access charges derived from intrastate, interstate and international transmissions.

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

Our incumbent local exchange carrier files tariffs for its interstate access charges with the FCC annually. Our 2008 filing became effective on June 30, 2008, without objection.

In addition to the access charge system, our incumbent local exchange carrier also is subject to the requirements of the Communications Act and the FCC that impose on local telecommunications carriers a duty to establish reciprocal compensation arrangements for the transport and termination of non-toll telecommunications between telecommunications carriers. See “Interconnection with Local Telephone Companies and Access to Other Facilities.” Under these rules, the calling party’s carrier must compensate the called party’s carrier for costs associated with transporting and terminating the call. At present, we only charge interconnecting wireless carriers for the transport and termination of calls bound for our network because Iowa Utilities Board rules impose a “bill-and-keep” regime for local traffic transport and termination when exchanged traffic is at least roughly balanced, as is the case for exchanged wireline traffic.

Our competitive local exchange carriers also charge for interstate access in accordance with FCC requirements. These rules allow ITC and EN-TEL to set their rates at the current National Exchange Carrier Association rates for switched access. IT Communications, by the nature of the larger markets it serves, is required to mirror the interstate access rates of the ILEC with which it competes (Qwest). Lakedale Link, Inc., through its use of total service resale, does not assess access charges.

In April 2001, the FCC released a Notice of Proposed Rulemaking to determine whether to adopt a unified regime that would apply to all of these intercarrier compensation arrangements; such a regime could be a successor to the five-year transitional access charge system established by the CALLS Order, as well as the rules applicable to non-price-cap ILECs (such as our independent incumbent local exchange carriers—see Regulation of Our Independent Incumbent Local Exchange Carriers) and by competitive local exchange carriers (such as ITC, IT Communications, Lakedale Link, Inc. and EN-TEL).

Intercarrier compensation reform, and, to a lesser degree, universal service reform, were intensely debated at the FCC during the third and fourth quarters of 2008. Most proposals entailed reducing intrastate access rates to interstate levels over a period of years with some sort of funding mechanism to meet a substantial amount of the revenue shortfall created by such a reduction. Some proposals also included reform of universal service distribution that could lead to our ILEC becoming eligible for high-cost funding. We cannot predict when the FCC will take global action to reform intercarrier compensation and universal service or how the FCC may do so. There is also a potential for Congress to legislate in such areas, the likelihood, timing, and nature of which we cannot predict.

The Telecommunications Act of 1996. The Telecom Act changed the regulatory and competitive landscape in which we operate. The most important of these changes were: removing most legal barriers to market entry into local telephone services; requiring that incumbent local exchange carriers, such as our incumbent local exchange carrier, interconnect with competitors and offer unbundled network elements; establishing procedures for the Regional Bell Operating Companies to provide long distance services within their home regions; and creating greater opportunities for competitive providers, such as our competitive local exchange carriers, to compete with other incumbent local exchange carriers. These changes are discussed below:

Removal of Entry Barriers. Following the passage of the Telecom Act, the level of competition in the local markets served by our incumbent local exchange carrier has increased and is expected to increase. See

“Business—Competition.” The requirements of the Telecom Act also effectively remove or prevent legal barriers to market entry, and thereby permit our competitive local exchange carriers to provide competitive local exchange service in areas in which we are not the incumbent provider.

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

Our incumbent local exchange carrier is a “rural telephone company,” as defined by the Communications Act. In 1997, however, the Iowa Utilities Board removed the rural telephone company exemption applicable to what were then GTE Midwest Incorporated’s Iowa exchanges, which we later acquired. As a result, this exemption does not apply to Iowa Telecommunications Services, Inc., our incumbent local exchange carrier.

The Telecom Act affords small local exchange carriers (those with less than two percent of the nation’s access lines) the opportunity to petition the state regulatory agency for suspension or modification of any of the requirements imposed on local exchange carriers. In March 2004, we filed with the Iowa Utilities Board a request for permission to delay implementation of thousand block number pooling in certain switch locations. On September 17, 2004, the Iowa Utilities Board extended the deadline for Iowa Telecom to complete its implementation of thousand block number pooling to May 2008, which we met. We believe we are otherwise in compliance with all other interconnection requirements of the Telecom Act.

As of December 31, 2008, our incumbent local exchange carrier and our independent incumbent local exchange carriers had interconnection agreements with 42 of the competitive local exchange carriers authorized to offer local service in our service area, and 17 active interconnection agreements in force with wireless carriers. We are currently negotiating one additional interconnection agreement with a wireless carrier. We are currently negotiating one additional interconnection agreement with a CLEC. Thirty-nine CLEC agreements and ten wireless agreements are with firms operating in Iowa. The remainder operate in Minnesota.

Unbundling of Network Elements. To implement the interconnection requirements of the Telecom Act, incumbent local exchange carriers, including our incumbent local exchange carrier (See Regulation of our Independent Incumbent Local Exchange Carriers for discussion of Lakedale and Montezuma Telephone), are required to provide unbundled network elements to competitors based on forward-looking economic costs, using the total element long-run incremental cost, or TELRIC, methodology. Our incumbent local exchange carrier is in compliance with these requirements and is meeting its obligations to unbundle its network. Our competitive local exchange carriers entered some local markets where Qwest is the incumbent local exchange carrier by initially obtaining a combination of unbundled network elements, including unbundled switching and local loops (known as the unbundled network platform), from Qwest.

Under the FCC’s current unbundled network element rules, which became effective March 11, 2005, an incumbent local exchange carrier’s obligation to provide access to high capacity loops and dark fiber is eliminated immediately, and the obligation to provide access to unbundled switching and, by implication, to the unbundled network element platform was phased-out. The new rules, however, continue to impose an obligation to provide unbundled access to DS-1 loops and certain forms of dedicated transport, although carriers may seek exemption from such obligations in particular geographic areas based on the presence of competition, relief that Qwest is currently seeking before the Iowa Utilities Board.

In light of the phase-out of incumbent local exchange carrier obligations to provide access to the unbundled network element platform, we entered into arrangements with Qwest in which our Iowa CLECs have continuing access to equivalent Qwest products for current and new customers regardless of future FCC or judicial action regarding the availability of unbundled network elements. However, the rates we must pay under the agreements are somewhat higher than before we entered into the agreements. The agreements with Qwest expire in 2011.

The FCC may, in the future, reconsider various aspects of its local competition rules, such as rules for seeking exemption from certain unbundling requirements, the manner in which UNEs are priced, and the rate for terminating local interconnected traffic, such as certain wireless traffic. Congress may consider legislation that would affect local competition and these rules. We cannot predict the outcome of any of these proceedings, or of any action or decision taken by the FCC, the Iowa Utilities Board, Minnesota Public Utilities Commission, any legislative body or court concerning the rules regarding local competition, and how any changes would affect either our incumbent local exchange carrier, our independent incumbent local exchange carrier or our competitive local exchange carriers.

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

Universal Service. Pursuant to federal statute, the FCC maintains a “universal service” program, to ensure that affordable, quality telecommunications services are available to all Americans. The program at the federal level has several components, including one that pays support to “high cost” areas, including certain areas served by rural local exchange carriers for which the costs of providing basic telephone service are significantly higher than the national average. The Telecom Act altered the framework for providing and funding universal service by:

•	requiring the FCC to make implicit subsidies explicit;

•	expanding the types of telecommunications carriers that are required to pay universal service; support; and

•

allowing telecommunications carriers to apply to state regulators for, and be eligible for, universal service support, including where they serve customers formerly served by an incumbent local exchange carrier.

These and other provisions were intended to make the provision of and contributions to universal service compatible with a competitive market.

Universal service funds are only available to carriers designated as eligible telecommunications carriers by the state regulatory commission. Although our incumbent local exchange carrier is certified as an eligible communications carrier by the Iowa Utilities Board with respect to the exchanges that we operate, under current FCC rules it is not eligible to receive any high-cost support because the historical cost of relevant portions of our network, largely based on the recorded amounts that transferred with our acquisition of exchanges from GTE Midwest Incorporated, are lower than the national average. Under the FCC’s rules, support for rural carriers, such as our incumbent local exchange carrier, is only available to carriers with historical loop costs above the national average.

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

The CALLS Order also provided for a phase-out of implicit universal service support mechanisms (which had, in part, relied on setting rates for interstate access above cost), to be replaced with more explicit subsidy mechanisms. The CALLS Order created an Interstate Access Support fund as part of the Universal Service Fund to accomplish this objective. For 2008, our incumbent local exchange carrier received approximately $5.2 million in universal service support from this portion of the fund. Because of the substantially different origin and basis for Interstate Access Support, we do not include such support when discussing high-cost universal service support, despite the fact that Interstate Access Support is part of such program.

Our Iowa competitive local exchange carriers are certified to offer service in all Iowa exchanges served by Qwest and have been certified as eligible telecommunications carriers in all such areas by the Iowa Utilities Board. ITC receives no high-cost or Interstate Access Support for the Qwest markets it has entered because Qwest currently receives no high cost support and only nominal Interstate Switched Access Support for the exchanges served by ITC. Qwest receives no high cost support and no Interstate Switched Access Support for the exchanges served by IT Communications, and therefore IT Communications receives no universal service support. Neither Lakedale Link, Inc. nor EN-TEL operate as eligible telecommunications carriers.

Our incumbent local exchange carrier, independent incumbent local exchange carriers and competitive local exchange carriers are required to make contributions to the federal universal service program based on methodologies and procedures established by the FCC. Contributions to the federal universal service fund are based on revenues from interstate and international services. In accordance with FCC rules, we recover our contributions from our customers through a surcharge on interstate and international revenues. The surcharge is adjusted each quarter and, in the first quarter of 2009, decreased to below 10% of interstate and international revenues for the first time in two years. In 2008, our incumbent local exchange carrier and competitive local exchange carriers collected and contributed to the universal service fund approximately $2.4 million and $231,000, respectively.

As of October 1, 2004, the Universal Service Administrative Company (“USAC”) has been subject to the federal Anti-Deficiency Act (“ADA”), the effect of which could have caused delays in payments to Universal Service Fund (“USF”) program recipients from high-cost programs, including Interstate Access Support (to our incumbent local exchange carrier), Interstate Common Line Support (to our independent incumbent local exchange carriers), Local Switching Support (to Lakedale Telephone and Montezuma Telephone) and High-Cost Loop Support (to Montezuma Telephone), as well as significantly increased the amount of USF regulatory fees charged to consumers. In April 2005, the FCC tentatively concluded that the high-cost and low-income universal service programs of the Universal Service Fund were compliant with ADA requirements, and asked the Office of Management and Budget (“OMB”) to make a final determination on this issue, which has not yet occurred. In September 2008, Congress passed legislation to exempt the USF from ADA requirements until March 6, 2009. We cannot predict whether and for how long USF payments might be delayed or suspended or how actions to address this problem may affect us.

In 2000, the FCC implemented new rules requiring the high-cost universal service support received by non-rural telephone companies to be based on forward-looking costs. In May 2001, the FCC adopted a proposal from the Rural Task Force to reform universal service support for rural areas. Although the rules adopted in response to the Rural Task Force proposal were to expire July 1, 2006, no replacement rules have been established, leaving the current regime temporarily in place. Under the currently-effective rules, eligible rural carriers continue to receive support based on a modified embedded cost mechanism.

The FCC continues to consider various proposals for changing the manner in which universal service funds are distributed, some in the context of intercarrier compensation reform and some independently. The FCC also continues to consider the extent to which its universal service programs should be more targeted at broadband deployment. The FCC has a variety of proposals before it on which it could act and others on which it may seek comment. We cannot predict if, when, or how the FCC will change its non-rural or rural universal service programs, which may include combining such programs. Congressional action in this area is also a possibility. We cannot predict if, when, or how Congress may change the universal service program.

Internet. We provide Internet access services as an Internet service provider (“ISP”). Historically, the FCC has regulated wireline carrier provision of broadband Internet service as comprising two components—a “telecommunications” component representing the transmission function that is subject to common carrier regulation, including contributing to the Universal Service Fund, and an “information service” component, which is not regulated (either with respect to price or the terms and conditions of service). The FCC concluded in an order effective November 16, 2005, that wireline carrier provision of broadband Internet access service comprises only “information service” and does not include a regulated telecommunications component. Therefore, pursuant to a regulatory election by our incumbent local exchange carrier, effective November 16, 2005, all portions of our DSL service are now deregulated and detariffed, which provides us with enhanced pricing flexibility. We cannot predict the outcome or the effect of FCC or judicial decisions on our ISP, our incumbent local exchange carrier or competitive local exchange carrier businesses. Our ISP business is, and may become, subject to a variety of other legal requirements relating to privacy, copyrights, the conveyance of obscenity, indecent speech, unsolicited electronic messages and taxation.

In February 2004, the FCC determined that a particular type of entirely Internet-based voice over Internet protocol service also is an information service and exempt from such regulatory obligations, and in November 2004, determined that another, more widely used, version of voice over Internet protocol service is an interstate service, and therefore, outside the jurisdiction of state telecommunications regulations. Certain aspects of the FCC’s determination have been challenged in judicial proceedings. The FCC is currently considering the regulatory status of a variety of voice over Internet protocol service configurations in the context of a comprehensive proceeding launched in February 2004, as well as in several other application and issue-specific proceedings. These proceedings concern, among other things, what, if any, intercarrier compensation must be paid by providers of such service and what, if any, universal service contributions must be made by such providers. We cannot predict the outcome of these proceedings or the effect of FCC or judicial decisions on any of our ISP, incumbent local exchange carrier or competitive local exchange carrier businesses.

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

Preferred Carrier Selection Changes. A customer may change his or her preferred long distance carrier at any time, but the FCC, Iowa Utilities Board and Minnesota Public Utilities Commission regulate this process and require that specific procedures be followed. The FCC, Iowa Utilities Board and Minnesota Public Utilities Commission have levied substantial fines for unauthorized changes and have recently increased the penalties for such conduct. We believe we are in compliance with the required processes and procedures, and no such fines have been assessed against us.

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

Emergency Back-up Power. In response to the Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks, the FCC adopted rules on May 31, 2007, requiring incumbent local exchange carriers, competitive local exchange carriers and wireless carriers to, among other things, maintain emergency back-up power for a minimum of eight hours for cell sites, remote switches and digital loop carrier system remote terminals that normally are powered from local AC commercial power. Five days prior to the new rules taking effect, the FCC on October 4, 2007, released an order amending some of these new requirements to provide greater compliance flexibility. After having its back-up power reporting requirements rejected by the Office of Management and Budget, effectively staying the FCC’s rules, the FCC has indicated that it will conduct a proceeding in 2009 to reconsider its not-yet-effective rules so as to provide greater flexibility.

Regulation of Our Independent Incumbent Local Exchange Carriers. Our independent incumbent local exchange carriers, Lakedale Telephone and Montezuma Telephone, which for regulatory purposes are treated as independent of our incumbent local exchange carrier, are generally subject to the same federal regulation as our incumbent local exchange carrier, with certain exceptions. First, their interstate access charges are subject to historical investment-based regulation applicable to non-price-cap carriers, that is, rate-of-return regulation. Montezuma Telephone, in particular, falls into the category of non-price-cap carriers known as “average schedule” companies, whose historic costs are simulated through formulae, individual company data and pooled data from companies nationwide. Lakedale Telephone, on the other hand, is known as a “cost” company, whose historic costs are based on actual accounting figures. Second, Montezuma Telephone, but not Lakedale Telephone, continues to maintain the rural exemption from certain interconnection obligations. Third, because, as a general matter, rate-of-return carriers have been unable to remove the assets and expenses attributable to DSL transmission from their rate bases, our independent incumbent local exchange carriers, like most other rate-of-return carriers, continue to offer DSL transmission on a regulated common carrier basis.

Lakedale Telephone (through its affiliates) and Montezuma Telephone provide commercial mobile radio service in their incumbent local exchange carrier service territories and are subject to provisions of the Communications Act and FCC concerning wireless carriers. Lakedale Telephone provides service through a resale agreement. Montezuma, through a management agreement with Iowa Wireless Services, LLC (“Iowa Wireless”), provides mobile wireless service in its incumbent local exchange carrier service territory. Lakedale Telephone (either directly or through its affiliates) and Montezuma Telephone also provide television service in all of their incumbent local exchange carrier service territories. EN-TEL also provides television service in its CLEC territory. Neither Lakedale Telephone, EN-TEL or Montezuma Telephone’s mobile wireless nor television service are subject to federal rate regulation.

Just as we are unable to predict the outcome of pending and potential proceedings affecting the federal regulation of our incumbent local exchange carrier, we are unable to predict the outcome of such proceedings, such as intercarrier compensation reform, on our independent incumbent local exchange carriers and competitive local exchange carrier subsidiaries.

Regulation Applicable to our Advanced Wireless Service and 700 Band MHz Licenses

We currently hold 15 FCC Advanced Wireless Service and three 700 MHz Band licenses in Iowa. Our ownership of these licenses subjects us to FCC regulation of the wireless services we may choose to provide and the technical operating characteristics of the network equipment we may utilize. In addition, our right to renew these licenses depends on our compliance with build-out requirements promulgated by the FCC. For the 700 MHz licenses, we must begin meeting such requirements in stages prior to the expiration of the initial 10 year license term. For our Advanced Wireless Service licenses, we must meet the FCC’s build-out requirements by the end of such licenses’ 15 year initial term. We cannot predict changes that may occur in the FCC’s regulation of our Advanced Wireless Services or 700 MHz licenses, the network we may build or the services we may provide over the period of time we may hold the licenses.

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

State Regulation

Incumbent Local Exchange Carrier. The Iowa Utilities Board is responsible for regulating the rates, terms and conditions pursuant to which our incumbent local exchange carrier provides basic intrastate local telephone service and switched access service for intrastate transmissions within Iowa. The Iowa Utilities Board also has jurisdiction over the service quality of the incumbent local exchange carrier’s intrastate services and relationships with our customers. As required by the Iowa Utilities Board, our incumbent local exchange carrier files and receives approval of tariffs for local telephone and switched access service. These tariff filings are available on our web site. The Iowa Utilities Board does not regulate the rates our incumbent local exchange carrier charges for any service other than, arguably, extended area service.

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

The jurisdiction of the Iowa Utilities Board over our local retail rates changed dramatically as a result of state deregulatory legislation that became effective on July 1, 2005. Pursuant to this legislation, each telephone utility then subject to rate regulation, such as Iowa Telecom, was permitted to elect to deregulate its charges for all of its retail business and residential local exchange services except single line flat-rated residential and business service and extended area service, which remained rate-regulated until June 30, 2008, after which such authority was scheduled to sunset. The Iowa Utilities Board could have extended such sunset to no later than June 30, 2010, but determined in a June 27, 2008 order not to impose such an extension based on the level of competition in local telecommunications markets. The Iowa Utilities Board, through its jurisdiction to deregulate services based on the existence of effective competition, had already deregulated all of our rates for local exchange in 14 exchanges pursuant to a December 23, 2004 order, and after the July 1, 2005, legislation took effect, another 14 exchanges pursuant to a December 5, 2005, order, the latter order focusing only on single-line flat-rated service.

We believe that the rates, terms and conditions governing our incumbent local exchange carrier’s provision of intrastate switched access service, which is not a local retail service, continue to be regulated by the Iowa Utilities Board in the same manner as prior to July 1, 2005. That is, intrastate switched access service is provided subject to a statutory price regulation plan that applied to the GTE Midwest Incorporated exchanges at the time we acquired them on June 30, 2000. Under the terms of the price regulation plan, intrastate switched access service is provided pursuant to a tariff approved by the Iowa Utilities Board containing rates described in the statute that authorized GTE Midwest Incorporated to elect price regulation. In accordance with the price regulation statute, our local incumbent exchange carrier may not increase its intrastate switched access service rates and cannot be required to decrease them.

The Iowa Utilities Board took the position in the fourth quarter of 2008 that our incumbent local exchange carrier’s intrastate access rates have ceased to be subject to the intrastate switched access rate freeze since July 1, 2005, and are subject to challenge. The Board is currently considering such a challenge based on a February 20, 2008, MCImetro Transmission Access Transmission Services LLC, d/b/a Verizon Access Transmission Services and MCI Communications Services, Inc. d/b/a Verizon Business Services complaint filed with the Iowa Utilities Board against our local incumbent exchange carrier, our Iowa competitive local exchange carriers, Frontier

Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that such companies’ tariffed originating and terminating intrastate switched access rates of each are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We filed a motion to dismiss the complaint in light of our legislated price plan, and believe the substance of the complaint to be without merit given the absence of any rationale for the proposed decrease. The Iowa Utilities Board denied our motion to dismiss on November 14, 2008, a decision we cannot appeal until the Board issues a decision on the merits. The final round of testimony will be filed by Verizon on April 2, 2009, with a hearing to be held starting during the first week of May 2009. We cannot predict when this proceeding will conclude and what the outcome may be.

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

On September 12, 2008, the Iowa Utilities Board issued an order commencing an inquiry into whether the Board should create an Iowa universal service fund (“USF”). At this point, the Board is seeking comment on preliminary issues, such as how it should determine whether an Iowa USF is needed, and on certain policy and implementation issues assuming that an Iowa USF will be established. Comments were filed on October 27, 2008. Eventually the Board may issue an order commencing rulemaking. We cannot predict whether the Board will establish a rulemaking as a result of its pending inquiry or, assuming it does, the result of such rulemaking.

Iowa Competitive Local Exchange Carriers. We have two Iowa competitive local exchange carrier subsidiaries—ITC and IT Communications. ITC and IT Communications offer services in all of Qwest’s Iowa exchanges and generally offer the same local exchange services as those offered by Qwest, using unbundled network facilities provided by Qwest pursuant to our commercial agreements with them, and provides DSL Internet access service in all the exchanges in which it operates, using either Qwest’s wholesale service or owned facilities. IT Communications began operations in January 2006. IT Communications operates similarly to ITC, but is focused on larger markets in Iowa. The Iowa Utilities Board does not have jurisdiction over the rates for local basic communications service of our competitive local exchange carriers, but ITC and IT Communications do file tariffs regarding the terms and conditions for such service with the Iowa Utilities Board.

The Iowa Utilities Board has jurisdiction over our Iowa competitive local exchange carriers’ switched access rates. The Iowa Utilities Board rules allow our competitive local exchange carriers to adopt the tariffs of any other carrier providing switched access service in Iowa. Our Iowa competitive local exchange carriers, like a majority of competitive local exchange carriers in the state, have adopted the switched access rates contained in the access tariff of the Iowa Telecommunications Association. See discussion of Montezuma Telephone below for developments regarding such access rates. The Iowa Utilities Board also has jurisdiction over the service quality of our competitive local exchange carriers’ intrastate services and relationships with their customers.

Minnesota Competitive Local Exchange Carriers. We have two Minnesota competitive local exchange carrier subsidiaries: Lakedale Link, Inc., which is engaged in total service resale of Qwest, Frontier, and Embarq products in certain of their respective exchanges and EN-TEL, a majority owned subsidiary that provides facility-based service in certain Qwest exchanges. Competitive local exchange carriers in Minnesota are not subject to rate-of-return regulation or earnings investigation, and their retail rates are generally subject to investigation only to prevent unreasonable discrimination. The intrastate access rates of Minnesota competitive local exchange carriers remain subject to regulation and adjustment by the Minnesota Public Utilities Commission. The

Minnesota Public Utilities Commission also has jurisdiction over the service quality of competitive local exchange carriers’ intrastate services and relationships with their customers.

Independent Incumbent Local Exchange Carriers. Lakedale Telephone has made an election of alternative regulation under Minnesota statute that is available to a local exchange telephone company with fewer than 50,000 subscribers. Pursuant to this election, Lakedale Telephone is not subject to rate-of-return regulation or earnings investigation, but its retail rates remain subject to review and adjustment upon petition or complaint under certain conditions. Lakedale Telephone’s intrastate access rates also remain subject to regulation and adjustment by the Minnesota Public Utilities Commission. The Minnesota Public Utilities Commission also has jurisdiction over the service quality of Lakedale Telephone’s intrastate services and relationships with its customers.

Montezuma Telephone, as an Iowa provider of fewer than 15,000 access lines, is not subject to the retail and, arguably, access rate regulation of the Iowa Utilities Board, although it is subject to the Board’s complaint jurisdiction. Montezuma Telephone and our Iowa competitive local exchange carriers concur in the Iowa Telecommunications Association (“ITA”) intrastate access charge tariff. On May 30, 2008, the Iowa Utilities Board issued an order rejecting ITA’s proposed tariff revision, and requiring ITA to make certain significant changes to its tariff by June 30, 2008. These changes include lowering the originating and terminating local switching rate from 4.04 to 2.44 cents-per-minute and removing the separate 1.5 cent-per-minute Transport Interconnection Charge. ITA filed a request for stay pending rehearing on a variety of issues, including the appropriate transition period for implementation. Sprint also filed a rehearing request regarding the Board’s decision not to issue refunds back to September 1, 2007, the date of Sprint’s objection. Following granting ITA’s request for stay, the Board, on January 8, 2009, denied all requests for reconsideration and required ITA to implement the ordered tariff revisions effective February 9, 2009, a requirement with which ITA complied. The Board’s May 30, 2008, order also indicated that it might institute a proceeding that could lead to removal of the three cents-per-minute carrier common line charge in the ITA tariff, which would apply to Montezuma but not to our CLEC because our CLEC does not assess the originating and terminating carrier common line (“CCL”) charge. We cannot predict the result of either the rehearing on the ITA tariff or of any proceeding regarding ITA’s CCL rate. Montezuma and perhaps our Iowa CLECs could also be affected by any Iowa universal service fund program.

Neither Lakedale Telephone’s or Montezuma Telephone’s mobile wireless, television, or data services are subject to state rate regulation.

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

Neither the Iowa Utilities Board, Minnesota Public Utilities Commission, nor the Missouri Public Service Commission regulate dial-up Internet access or, high-speed Internet access services to customers of either our incumbent local exchange carrier or our competitive local exchange carriers. Further, none of the regulatory agencies regulates the intrastate long distance rates of any carrier.

Local Government Authorizations

In some communities, our incumbent local exchange carriers are required to obtain certain authorizations from municipal authorities, such as permits, licenses or easements to install and maintain the facilities and equipment necessary to provide telecommunications services. We believe we are in compliance with all such requirements. Some jurisdictions where we may provide service may require license or franchise fees based on criteria established by Iowa statute. These amounts are not material to our incumbent local exchange carrier operations.

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

Lakedale Telephone, Montezuma Telephone, and EN-TEL provide cable television service pursuant to franchise agreements which include certain operational requirements.

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

These restrictions could limit our ability to obtain future financing, make acquisitions, fund capital expenditures, withstand downturns in our business or take advantage of business opportunities. Furthermore, the credit facilities also require us to maintain specified total leverage and fixed charge coverage ratios, to satisfy specified financial condition tests and may require us to make annual mandatory prepayments with a portion of our available cash. See “Long-Term Debt and Revolving Credit Facilities” in Item 7 of this report. Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

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

Our credit facilities will mature in full on November 23, 2011. We may not be able to renew or refinance the credit facilities, or any renewal or refinancing may occur on less favorable terms. If we are unable to refinance or renew our credit facilities, our failure to repay all amounts due on the maturity date would cause a default under the credit facilities. In addition, given the current credit environment, our ability to access the capital markets may be restricted and our interest expense may increase significantly if we refinance our credit facilities on terms that are less favorable to us than the terms of our existing credit facilities, which could impair our ability to pay dividends.

Due to the severe contraction in the global financial markets, we may seek funding under our revolving credit facility or a commitment to lend incremental term loans and learn that our lenders cannot fulfill our request for cash.

We have an agreement with the Rural Telephone Finance Cooperative, which we depend upon for our revolving credit needs along with a commitment from them to fund a $75 million incremental term loan. In spite of the contractual obligation of the institution to perform under the financing agreement, and in spite of our attempts to remain informed of the capability of any institution to perform their functions for us, we may learn that our request for cash on any given day cannot be fulfilled.

We will require a significant amount of cash, which may not be available to us, to service our debt, pay dividends and fund our other liquidity needs.

Our ability to make payments, refinance or repay our debt, to fund planned capital expenditures, pay dividends and to expand our business will depend largely upon our future operating performance. Our future operating performance is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Our business may not generate enough cash flow and future borrowings may not be available to us under our credit facilities or otherwise, sufficient to enable us to pay our debt, pay dividends or fund our other liquidity needs. If we are unable to generate sufficient cash to service our debt requirements, we will be required to refinance our credit facilities. We may not be able to refinance any of our debt, including the credit facilities, under such circumstances, on commercially reasonable terms or at all. If we were unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including:

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

Members of our management and other employees hold fully vested options to purchase a total of 677,579 shares of our common stock as of December 31, 2008, all of which have been registered under the Securities Act of 1933 and may be exercised and sold at any time.

We may issue shares of our common stock, or other securities, from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue, may in turn be significant. We may also register, or grant registration rights covering, those shares or other securities in connection with any such acquisitions and investments.

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

We are also subject to laws that may have a similar effect. For example, federal and state telecommunications laws and regulations generally prohibit a direct or indirect transfer of control over our business without prior regulatory approval. Section 490.1110 of the Iowa Business Corporation Act prohibits us from engaging in a business combination with an interested shareholder for a period of three years from the date the person became an interested shareholder unless certain conditions are met. The Iowa Business Corporation Act also provides that only shareholders representing at least 50% of our shares entitled to vote may request that our board of directors call a special meeting of shareholders and that, in evaluating any acquisition offer, our board of directors may consider the interests of our employees, suppliers, creditors and customers, the interests of the communities in which we operate, and the long-term interests of our company and the shareholders, in addition to the financial interests of shareholders.

Factors requiring us to pay cash taxes in future periods may affect our ability to pay dividends.

We currently are able to take deductions of approximately $41 million from taxable income associated with the amortization of intangibles through June 2015. In addition, as of December 31, 2008, we have net operating losses to offset taxable income of $149.0 million which will expire in 2021 through 2024. Consequently, in the future we may be required to pay cash income taxes because all of our net operating losses have been used or have expired, or because our intangible assets have been fully amortized. Any of the foregoing would have the effect of increasing our taxable income and potentially reducing our after-tax cash flow available for payment of dividends in future periods, and may require us to reduce dividend payments on our common stock in such future periods.

Risks Relating to Our Business and Industry

Competition in the telecommunications industry could result in access line losses or reduce our customer base, possibly requiring that we lower our rates, increase marketing expenditures, invest in new technologies or capabilities or use discounting and promotional campaigns that adversely affect our margins.

We face actual or potential competition from other telecommunications service providers, including wireless service providers, who have entered and may continue to enter our service areas. Such competition has resulted in access line losses. In general, when we lose a customer to a competitor for local service we also lose that customer for all related services, such as long distance and Internet service, and may also lose the access charge revenues for that customer. We have interconnection agreements with 42 of the competitive local exchange carriers authorized to offer local service in our service area.

Six of the 42 competitive local exchange carriers are municipal telephone utilities, and other communities we serve may in the future evaluate the establishment of a municipal telephone utility. We cannot predict the likelihood of further competition from municipal telecommunications utilities on our business.

MCC is offering voice services through a business arrangement with Sprint Communications L.P. (“Sprint”). On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U.S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into an interconnection agreement with Sprint and asking the court to invalidate the agreement. On April 15, 2008, the court issued a ruling holding against us, therefore maintaining the status quo in which we are obligated to enter into an interconnection agreement with Sprint. We appealed this decision to the U.S. Court of Appeals for the Eighth Circuit on May 14, 2008 and oral argument was held on December 12, 2008. We cannot predict how and when this litigation will be resolved.

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

Our business generates revenue by delivering voice and data services over access lines. In the past, we have experienced net access line loss due to challenging economic conditions and increased competition. Our total access line count decreased by 4.5% during 2007 and increased 0.6% during 2008. Access lines decreased 6.1% for 2007, and 7.5% for 2008, if we exclude lines served by our competitive local exchange carrier and access lines acquired during 2008. We are affected both by the economic effects of general demographic trends in the rural Midwest as well as, to some extent, more general economic downturns. Continued access line losses could adversely affect our revenues and earnings.

The recent severe contraction in the global financial markets may have an impact on our business and financial condition

Diminished availability of credit and liquidity due to the recent severe contraction in the global financial markets may impact the financial health of the Company’s customers, vendors and partners, which in turn may negatively impact the Company’s revenues and operating expenses.

We may lose access lines due to the economic conditions and a declining population in many rural Midwest communities.

Virtually all of our customers and operations are located in Iowa and Minnesota. Due to our geographic concentration, the successful operation and growth of our businesses is dependent on economic conditions in Iowa and Minnesota. The Iowa and Minnesota economies, in turn, are dependent upon many factors, including the strength of the agricultural economy along with the manufacturing and service industries.

Furthermore, the economies of rural communities, such as those that we serve, are affected by many of the same factors as the Iowa and Minnesota economies in general. In addition, rural communities face additional challenges to their economic stability and growth. The populations of many rural communities in Iowa and Minnesota, particularly smaller towns, have been declining. Any deterioration in general economic conditions in Iowa and Minnesota are likely to result in lower demand for our services, which would reduce our revenues.

We may in the future compete with the Iowa Communications Network or with a future purchaser of the assets now owned by the Iowa Communications Network.

The Iowa Communications Network, a state-owned limited use network with more than 3,000 miles of fiber optic cable extending into all 99 Iowa counties, and capable of providing a variety of voice, data and video communication services, currently is prohibited by state law from providing telephone service to parties other than school districts, higher education institutions, state and federal agencies, the United States Post Office, hospitals, physicians’ clinics and public libraries. The assets now owned by the Iowa Communications Network could be used to provide voice, data and video communications to other users. The State of Iowa has previously considered modifying state law to remove some of the usage restrictions applicable to the Iowa Communications Network or permit the sale of the Iowa Communications Network to a private party. A sale of the Iowa Communications Network or its assets, or a change in the law permitting broader use of the Iowa Communications Network, could provide additional competition for us.

We may not be able to integrate future technologies, respond effectively to customer requirements or provide new services.

The communications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these technological changes on our business. New technologies and products may not be compatible with our existing technologies and systems. In addition, our existing technologies and systems may not be competitive with new superior technologies and products, which may reduce service prices. These developments could require us to incur costs for equipment upgrades or to procure additional products that could be expensive. If we do not adequately replace or upgrade our technology and equipment that becomes obsolete, we may not be able to compete effectively. Technological changes in the communications industry may have a material adverse effect on our business or financial results. We may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all.

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

Network failures and other disruptions could adversely affect our operating results.

To be successful, we will need to continue providing our customers with a high capacity, reliable and secure network. Some of the risks to our network and infrastructure and the networks and infrastructures of our third party service providers include:

•	physical damage to access lines, central offices, central office equipment, or equipment used in our underlying voice and data networks or to our corporate headquarters;

•	power loss from, among other things, adverse weather conditions;

•	capacity limitations;

•	software and hardware defects and malfunctions;

•	breaches of security, including sabotage, tampering, computer viruses and break-ins; and

•	other disruptions that are beyond our control.

Disruptions or system failures may cause interruptions in service or reduced capacity for customers. If service is not restored in a timely manner, agreements with our customers or service standards set by the Iowa Utilities Board may obligate us to provide credits or other remedies, which would reduce our revenues or increase our costs. Service disruptions could also damage our reputation with customers, causing us to lose existing customers or have difficulty attracting new ones.

We may not be able to maintain the necessary rights-of-way for our network.

We are dependent on rights-of-way and other permits from railroads, utilities, state highway authorities, local governments and transit authorities to install conduit and related telecommunications equipment for any expansion of our network. We may need to renew current rights-of-way for our network and cannot assure you that we would be successful in renewing these agreements on acceptable terms. Some of our agreements may be short-term, revocable at will or subject to termination upon customary default provisions, and we may not have access to existing rights-of-way after they have expired or terminated. If any of these agreements were terminated or could not be renewed, we may be required to remove our existing facilities from existing locations such as under the streets or be forced to abandon our networks. Similarly, we may not be able to obtain right-of-way agreements on favorable terms, or at all, in new service areas, and, if we are unable to do so, our ability to expand our network, if we decide to do so, could be impaired. In addition, we may be required to relocate our facilities to comply with state or local laws or to allow for public infrastructure changes. Such relocations may require significant expenditures by us that are not reimbursed.

Our competitive local exchange carrier strategy may adversely affect our profitability.

We intend to expand our operations in both telephone and Internet services through our four competitive local exchange carrier subsidiaries into areas in close proximity to our incumbent local exchange carrier territory. As of December 31, 2008, we had approximately 32,400 competitive local exchange carrier access lines focusing primarily on business customers. Competitive local exchange carrier profitability is contingent on obtaining customers in competition with the incumbent local exchange service provider in a cost-effective manner. Our wholly owned CLEC subsidiaries utilize wholesale contracts with Qwest, Embarq and Frontier to purchase certain services from these providers. CLEC profitability could be negatively impacted if such wholesale contracts were either not available, or available only at a higher cost than we incur today. Either an incumbent provider or another competitive local exchange carrier may diminish our profitability by expanding its marketing efforts or offering additional products. Furthermore, as a result of the recently enacted statutory provisions regarding deregulation of basic local services in some markets, the incumbent provider will have greater flexibility to respond to competition from our competitive local exchange carriers, which may reduce our margins and have other negative impacts on our profitability.

We face risks associated with the planned acquisition of Sherburne Tele Systems, Inc. and with our strategy of growth through acquisitions.

Any future acquisitions will depend on our ability to identify suitable acquisition candidates, negotiate acceptable terms for their acquisition and finance those acquisitions. In addition, future acquisitions by us could result in the incurrence of indebtedness or contingent liabilities, which could have a material adverse effect on our business, and our ability to achieve sufficient cash flow, provide adequate working capital and service our indebtedness. Any future acquisitions could also expose us to increased risks, including:

•	the difficulty of integrating the acquired personnel, network, operations and other support systems;

•	the potential disruption of our ongoing business and diversion of resources and management time;

•	the inability to generate revenues from acquired businesses sufficient to offset acquisition costs;

•	the inability of management to maintain uniform standards, controls, procedures and policies;

•	the risks of entering markets in which we have little or no direct prior experience;

•	the difficulty in enhancing our customer support resources to adequately service our existing customers and acquired customers; and

•	the impairment of relationships with suppliers, employees or unions as a result of changes in management of the acquired company.

Any future acquisitions of access lines will likely be subject to prior approvals from the Federal Communications Commission, the Iowa Utilities Board, the Minnesota Public Utilities Commission and other applicable state and federal agencies. We may not be able to obtain such approvals, in which case the acquisition could be delayed or not consummated.

We may not be able to raise the capital to grow through acquisitions.

We may need additional capital to continue growing through acquisitions. Such additional capital may be in the form of additional debt, which would increase our leverage or equity, which would increase our dividends paid. We may not be able to raise sufficient additional capital at all or on terms that we consider acceptable.

We may not be successful in efficiently managing the growth of our business.

Our business plan will, if successfully implemented, result in growth of our operations, which may place a significant strain on our management, financial and other resources. To achieve and sustain growth we must, among other things, monitor operations, control costs, maintain regulatory compliance, maintain effective quality controls and maintain adequate internal management, technical, provisioning, information, billing, customer service and accounting systems. We may not be able to successfully integrate, obtain and use the employee, management, operational and financial resources necessary to manage a developing and expanding business in an evolving, regulated and increasingly competitive industry.

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

We use many vendors and suppliers that derive significant amounts of business from customers in the telecommunications business. Associated with the difficulties facing many service providers, some of these vendors and suppliers recently have experienced substantial financial difficulties, in some cases leading to bankruptcies and liquidations. Any disruptions experienced by these vendors and suppliers as a result of their own financial difficulties may affect their ability to deliver products or services to us on a timely basis or at all, which could have an adverse affect on our business.

We face risks associated with our reliance on third party telecommunications service providers.

We currently rely on a combination of interexchange carriers to provide long distance service and local exchange carriers to provide service in the communities served by our CLEC. These third party service providers could cancel or not renew our current agreements or require significant price increases to continue providing services. Any increase in costs from these carriers or an inability to obtain service from these carriers could have an adverse impact on our business.

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

We have a collective bargaining agreement with the Communications Workers of America, or CWA, which covers 176 of our employees and expires in May 2012. We also have a collective bargaining agreement with the International Brotherhood of Electrical Workers, or IBEW, which covers 22 of our employees and expires in June 2009. If we negotiate acceptable terms with the CWA or IBEW at the expiration of the current agreements, our operating costs could increase as a result of higher wages or benefits paid to union members, and if we fail to reach an agreement with the unions our operations could be disrupted. Also, we may experience labor disputes over recognition of types of work performed or additional organizing efforts. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

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

We operate in a heavily regulated industry, and most of our revenues come from providing services regulated by the Federal Communications Commission, or FCC, the Iowa Utilities Board, and the Minnesota Public Utilities Commission. Federal and state communications laws and regulations may be amended in the future, and other laws or regulations may be enacted which will affect our business. The FCC, Iowa Utilities Board and Minnesota Public Utilities Commission may add new rules, amend their rules or change the interpretation of their rules at any time. Laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts, and could be changed at any time. We cannot predict future developments or changes to the regulatory environment, or the impact such developments or changes would have on us.

FCC, Iowa Utilities Board and Minnesota Public Utilities Commission decisions concerning telecommunications policy and judicial review of such decisions may adversely affect our business.

Federal telecommunications policy continues to evolve through further proposed statutory amendments, changing and implementing new regulations, and judicial review. These continuing potential and actual changes make it difficult to predict what effect such changes will have on us, our operations and our competitors. For example, as discussed in more detail under Regulation-Federal Regulation, the FCC has recently been considering changes to intercarrier compensation applicable to local exchange carriers and wireless providers that could adversely affect the access revenues of our incumbent local exchange carrier and competitive local exchange carrier operations, and the manner in which we will be compensated for terminating calls originating on other carriers’ networks and will compensate other carriers for handling calls that originate on our network. The FCC is also examining its universal service policies, including policies with respect to both contribution and disbursement that could have an effect on the amount and timing of our receipt of universal service funds. Further, many FCC telecommunications decisions are subject to substantial judicial review and delay. These delays and related litigation create uncertainty over federal policies and rules, and may affect our business plans, investments and operations. The Iowa Utilities Board and Minnesota Public Utilities Commission establish state telecommunications policies, including in the area of discretionary deregulation, both on a service type and geographic basis, and the consequences thereof. Orders of the Iowa Utilities Board and Minnesota Public Utilities Commission are also subject to judicial review.

New regulations and changes in existing regulations may force us to incur significant expenses.

Our business may be adversely affected by laws and regulations that impose new or greater obligations related to assisting in law enforcement, bolstering homeland security, reducing environmental impacts or other aspects of our business. For example, existing provisions of the Communications Assistance for Law Enforcement Act and FCC regulations implementing the Communications Assistance for Law Enforcement Act require telecommunications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance. We cannot predict whether and when the FCC or other state or federal agencies might modify such regulations or any other rules, or what compliance with new rules might cost. Similarly, we cannot predict whether or when federal or state legislators or regulators might impose new security, environmental or other obligations on our business. Such new obligations include FCC outage reporting obligations, stayed by the FCC on December 20, 2004, but pending reconsideration that may, if enacted, require substantial compliance expenditures.

As the incumbent local exchange carrier in our service areas, we are subject to regulation that is not applicable to our competitors.

Federal and state rules impose obligations and limitations on us, as an incumbent local exchange carrier, that are not imposed on some of our competitors. Federal obligations require us to, among other things, share facilities, allow unbundled access to our network and resale of our services purchased at wholesale rates, file tariffs for access charges, maintain certain types of accounts and file certain types of reports. Similarly, Iowa and Minnesota law impose, among other things, accounting and reporting requirements and service obligations on us that do not exist for our competitors. As our business becomes increasingly competitive, these regulatory disparities could impede our incumbent local exchange carrier businesses and our ability to compete in the marketplace, which, in turn, could have a material adverse effect on our business.

Changes to existing regulations may reduce the revenue we receive from network access charges.

Network access charges, which include charges that we assess carriers for originating, terminating or transporting services for their interchange calls on our local network (governed by tariffs), as well as charges for transit services and transport and termination services billed to wireless and landline carriers (governed by interconnection agreements) accounted for approximately 36% of our revenues in 2008.

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

The emerging technology known as voice over Internet protocol can be used to carry user-to-user voice communications over dial-up or broadband service. The FCC has determined that a particular type of entirely Internet-based voice over Internet protocol service also is an information service and exempt from such regulatory obligations, but that another, more widely-used, version of voice over Internet protocol service is an interstate service, and therefore, outside the jurisdiction of state telecommunications regulations. Certain aspects of the FCC’s determination have been challenged in judicial proceedings. The FCC is currently considering the regulatory status of a variety of voice over Internet protocol service configurations in the context of a comprehensive proceeding launched in February 2004 as well as several more application and issue-specific proceedings. These proceedings concern, among other things, what, if any, intercarrier compensation must be paid by providers of such service and what, if any, universal service contributions such providers must make. Expanded use of voice over Internet protocol technology could reduce the access revenues received by local exchange carriers like us. We cannot predict the outcome of these proceedings or the effect of FCC or judicial decisions on any of our incumbent local exchange carrier or competitive local exchange carrier businesses, or on our Internet operations.

Because we are subject to extensive laws and regulations relating to the protection of the environment, natural resources and worker health and safety, we may face significant liabilities or compliance costs in the future.

Our operations and properties are subject to federal, state and local laws and regulations relating to protection of the environment, natural resources and worker health and safety, including laws and regulations governing and creating liability relating to the management, storage and disposal of hazardous materials, asbestos, petroleum products and other regulated materials. As a result, we face several risks, including but not limited to the following:

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own most of our administrative and maintenance facilities, central offices and remote switching platforms, and transport and distribution network facilities. Our corporate headquarters is located in Newton, Iowa in a complex consisting of 11 buildings with approximately 518,300 square feet of office space that we own. We are currently using approximately half of the space for our corporate headquarters, including our customer contact centers, and intend to lease the remainder to third parties. We also own a 41,600 square foot facility in Newton, Iowa, a 63,100 square foot building in Grinnell, Iowa, of which approximately 20% is leased to a third party, a 35,900 square foot warehouse and distribution center in Grinnell, Iowa and a 41,000 square foot combined office and warehouse in Annandale, Minnesota.

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

The Iowa Utilities Board took the position in the fourth quarter of 2008 that our incumbent local exchange carrier’s intrastate access rates have ceased to be subject to the intrastate switched access rate freeze since July 1, 2005, and are subject to challenge. The Board is currently considering such a challenge based on a February 20, 2008, MCImetro Transmission Access Transmission Services LLC, d/b/a Verizon Access Transmission Services and MCI Communications Services, Inc. d/b/a Verizon Business Services complaint filed with the Iowa Utilities Board against our local incumbent exchange carrier, our Iowa competitive local exchange carriers, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that such companies’ tariffed originating and terminating intrastate switched access rates of each are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We filed a motion to dismiss the complaint in light of our legislated price plan, and believe the substance of the complaint to be without merit given the absence of any rationale for the proposed decrease. The Iowa Utilities Board denied our motion to dismiss on November 14, 2008, a decision we cannot appeal until the Board issues a decision on the merits. The final round of testimony will be filed by Verizon on April 2, 2009, with a hearing to be held starting during the first week of May 2009. We cannot predict when this proceeding will conclude and what the outcome may be.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Common Stock is listed on the New York Stock Exchange and is traded under the symbol “IWA.” As of February 17, 2009, we had approximately 147 shareholders of record. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The high and low reported sales prices per share of our common stock are set forth in the following table for the periods indicated.

Quarter Ended	High	Low
March 31, 2007	$20.74	$18.75
June 30, 2007	23.84	19.70
September 30, 2007	23.13	16.55
December 31, 2007	20.99	15.00
March 31, 2008	18.92	14.50
June 30, 2008	19.92	16.31
September 30, 2008	20.99	16.55
December 31, 2008	18.86	11.54

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

The table below reflects the dividends declared or paid by the Company during 2007 and 2008:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 15, 2006	$0.405	December 29, 2006	January 16, 2007
March 15, 2007	$0.405	March 30, 2007	April 16, 2007
June 15, 2007	$0.405	June 29, 2007	July 16, 2007
September 14, 2007	$0.405	September 28, 2007	October 15, 2007
December 14, 2007	$0.405	December 31, 2007	January 15, 2008
March 14, 2008	$0.405	March 31, 2008	April 15, 2008
June 12, 2008	$0.405	June 30, 2008	July 15, 2008
September 15, 2008	$0.405	September 30, 2008	October 15, 2008
December 15, 2008	$0.405	December 31, 2008	January 15, 2009

Dividends on our common stock are not cumulative.

Despite our dividend policy, our shareholders may not receive dividends in the future for reasons that may include any of the following factors:

•	we may not have enough cash to pay dividends due to changes in our operating earnings, working capital requirements and anticipated cash needs;

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

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2008, concerning compensation plans previously approved by security holders and not previously approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights Column A(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights Column B	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) Column C(2)
Equity compensation plans approved by security holders	677,579	$1.48	910,698
Equity compensation plans not approved by security holders	—	—	—

Total	677,579	$1.48	910,698

(1)	Excludes 471,150 shares of common stock that have been issued as restricted stock, subject to certain vesting requirements.
(2)	The number of securities noted represents the remaining shares available for future issuance under the Company’s 2005 Stock Incentive Plan. Although the 2002 Stock Incentive Plan permits the issuance of options to purchase 32,354 additional shares, the board has determined that no further options will be granted under the 2002 Plan.

2008 Performance Graph

COMPARISON OF 49 MONTH CUMULATIVE TOTAL RETURN*

AMONG IOWA TELECOMMUNICATIONS SERVICES, INC., THE S & P 500 INDEX
AND THE DOW JONES US FIXED-LINE TELECOMMUNICATIONS INDEX

DOLLARS
200
180
160
140
120
100
80
60
11/04
12/04
12/05
12/06
12/07
12/08
IOWA TELECOMMUNICATIONS SERVICES, INC.
S & P 500
DOW JONES US FIXED-LINE TELECOMMUNICATIONS

* $100 invested on 11/18/04 in stock & 10/31/04 in index-including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.
Copyright © 2009 Dow Jones & Co. All rights reserved.

	11/04	12/04	12/05	12/06	12/07	12/08
Iowa Telecommunications Services, Inc.	100.00	104.54	82.16	113.65	101.79	98.33
S&P 500	100.00	107.59	112.87	130.70	137.88	86.87
Dow Jones US Fixed-Line Telecommunications	100.00	105.94	99.70	148.84	173.03	125.62

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2004 through 2008 has been derived from our consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and our consolidated financial statements for 2006, 2007 and 2008 and the related notes thereto contained under Item 8. The figures in the table below reflect rounding adjustments.

	Iowa Telecommunications Services, Inc. and Subsidiaries Year Ended December 31,
	2004(a)	2005	2006(b)	2007(c)	2008(d)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues & sales	$228,119	$231,640	$234,085	$251,401	$246,965
Operating costs & expenses:
Cost of services & selling general and administrative expenses	93,184	105,826	108,670	120,473	122,805
Depreciation & amortization	47,941	48,600	47,736	48,992	53,694

Total operating costs & expenses	141,125	154,426	156,406	169,465	176,499

Operating income	86,994	77,214	77,679	81,936	70,466
Other income (expense):
Interest and dividend income	4,057	1,078	953	928	938
Interest expense	(55,654)	(31,089)	(31,708)	(31,885)	(31,444)
Other, net	(21,193)	(813)	(572)	(719)	429

Total other expense, net	(72,790)	(30,824)	(31,327)	(31,676)	(30,077)

Earnings before income taxes	14,204	46,390	46,352	50,260	40,389
Income tax expense	—	—	12,309	20,945	17,345

Net income before minority interest	14,204	46,390	34,043	29,315	23,044
Minority interest	—	—	—	—	105
Gain on redemption of redeemable convertible preferred stock	57,681	—	—	—	—
Preferred dividend	(2,056)	—	—	—	—

Income available for common stockholders	$69,829	$46,390	$34,043	$29,315	$23,149

Per Share Data:
Net income per share:
Basic	$2.97	$1.50	$1.09	$0.93	$0.74
Diluted	$2.64	$1.46	$1.06	$0.91	$0.72
Cash dividends declared	$0.175	$1.62	$1.62	$1.62	$1.62

	Iowa Telecommunications Services, Inc. and Subsidiaries Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Balance Sheet Data (at end of period):
Cash & cash equivalents	$2,874	$26,782	$13,613	$21,919	$11,605
Property, plant and equipment, net	331,736	315,499	298,975	278,665	290,846
Total assets	852,784	864,522	859,529	831,559	859,928
Long-term debt	477,778	477,778	477,778	477,778	489,003
Stockholders’ equity	275,962	280,531	267,699	242,967	202,457
Cash Flow Data:
Net cash provided by operating activities	$76,635	$97,321	$89,493	$100,201	$88,556
Net cash provided by (used in) investing activities	5,722	(30,235)	(44,423)	(26,903)	(67,204)
Net cash used in financing activities	(116,332)	(43,178)	(58,239)	(64,992)	(31,666)
Other Financial Data:
Adjusted EBITDA(e)	$137,935	$127,864	$124,317	$134,263	$128,311
Interest expense	55,654	31,089	31,708	31,885	31,444
Capital expenditures	34,803	30,141	28,122	26,903	28,166

(a)	Includes the recognition, as a result of our rate settlement agreement with the Iowa Utilities Board in April 2004, of $7.1 million of revenues that we had collected in prior periods subject to refund pending such agreement. In addition, Other, net includes $22.4 million of costs associated with our initial public offering and related debt refinancing.
(b)	Includes a pension settlement charge of $3.0 million.
(c)	Includes $5.8 million of revenue from a non-recurring network access billing matter with connecting carriers.
(d)	Includes a $2.5 million curtailment gain resulting from changes to our postretirement welfare plan obligations.
(e)	We present Adjusted EBITDA because we believe it is a useful indicator of our historical debt capacity and our ability to service debt and pay dividends. We also present Adjusted EBITDA because covenants in our credit facilities contain ratios based on Adjusted EBITDA.

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

The following table sets forth a reconciliation of Net Income to Adjusted EBITDA:

	Iowa Telecommunications Services, Inc. and Subsidiaries Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share data)
Net Income	$14,204	$46,390	$34,043	$29,315	$23,149
Income tax expense	—	—	12,309	20,945	17,345
Interest expense	55,654	31,089	31,708	31,885	31,444
Depreciation and amortization	47,941	48,600	47,736	48,992	53,694
Unrealized (gains) losses on financial derivatives	(1,452)	234	572	719	(314)
Non-cash stock-based compensation expense	141	1,828	2,354	2,687	3,553
Extraordinary or unusual (gains) losses	—	—	—	—	—
Non-cash portion of RTFC Capital Allocation	(1,142)	(277)	(211)	(280)	(560)
Other non-cash losses (gains)	—	—	—	—	—
Loss (gain) on disposal of assets not in ordinary course	—	—	(4,194)	—	—
Transaction costs	22,589	—	—	—	—

Adjusted EBITDA	$137,935	$127,864	$124,317	$134,263	$128,311

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with the selected financial data and the consolidated financial statements and notes thereto included in Items 6 and 8 herein.

Overview

General

Iowa Telecommunications Services, Inc. (“Iowa Telecom”) and its subsidiaries provide wireline local exchange telecommunications services to residential and business customers in rural Iowa, Minnesota and Missouri. We currently operate 294 telephone exchanges serving 423 communities as the incumbent or “historical” local exchange carrier and are the sole telecommunications company providing wireline services in approximately 67% of these communities. In addition, we provide service to residential and business customers throughout Iowa and Minnesota as a competitive local exchange carrier. In total, we provide services to approximately 242,100 access lines.

Our core business is the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 65% of our total revenues for the year ended December 31, 2008, we provide long distance service, dial-up and DSL Internet access, and other communications services. We provide services as the incumbent local exchange carrier through Iowa Telecom and its wholly-owned subsidiaries; Lakedale Telephone Company and Montezuma Mutual Telephone Company. As part of our strategy of pursuing growth beyond our current service area, we compete for customers in Iowa in mostly adjacent markets through our competitive local exchange carrier subsidiaries, Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Additionally, Lakedale Link, Inc. and EN-TEL Communications LLC (“EN-TEL”) are competitive local exchange carriers that provide local and long distance service in Minnesota. Together, ITC, IT Communications, Lakedale Link, Inc. and EN-TEL are referred to as the “CLEC” or our “CLEC Operations.”

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

•	the effect on our revenues of our rate and pricing structure, including recent and potential future changes in rate regulation at the state and federal levels;

•	our ability to control our variable operating expenses, such as sales and marketing expense;

•	the development of our competitive local exchange carrier strategy; and

•	our success in integrating acquired operations.

Access Line Trends

The number of access lines served is a factor that can affect a telecommunications provider’s revenues. Consistent with a general trend in the local exchange carrier industry in the past few years, the number of access lines we serve as an incumbent local exchange carrier has been decreasing. We expect that this trend will continue. Because substantially all of our revenues result from our relationships with customers who utilize our access lines and the level of activity recorded on those lines, the access line trend has an adverse impact on our revenues. Our response to this trend will have an important impact on our future revenues. Our primary strategy to respond to this trend is to leverage our strong incumbent market position to increase our revenue by selling additional services to our customer base and to promote our DSL Internet access service offering, which is often used in lieu of additional access lines devoted to Internet usage. In addition, we expect to add new access lines as we pursue expansion of our service area through our competitive local exchange carrier subsidiaries and, potentially, through selected acquisitions of other telecommunications companies or lines from other telecommunications companies. However, we believe that the number of access lines served is not the sole meaningful indicator of our operating prospects and that, given our relatively stable subscriber base and ability to offer additional services, the number of long distance, and dial-up and DSL Internet subscribers are also meaningful indicators for us.

The table below indicates the total number of access lines we serve and the number of customers subscribing to the indicated types of service as of the dates and for the periods shown:

	As of and for the Year Ended December 31,
	2006	2007	2008(3)
Incumbent local exchange access lines(1)	228,200	214,300	209,700
Competitive local exchange carrier access lines(2)	23,800	26,400	32,400

Total access lines	252,000	240,700	242,100

Long distance subscribers	146,600	143,600	146,400
Dial-up Internet subscribers	31,500	22,500	16,700
DSL subscribers	50,000	62,800	75,700
Video subscribers(4)	4,500	9,000	20,300

(1)

Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 2,300 wholesale lines subscribed at December 31, 2008; 2,900 at December 31, 2007; and 3,100 at December 31, 2006.

(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiaries.
(3)	Includes units acquired from Bishop Communications.
(4)	Includes subscribers served via our facilities as well as subscribers of satellite service which we resell.

The following is a discussion of the major factors affecting our access line counts:

Competition. We currently face competition from other providers of local services in approximately 138 of the 423 incumbent local exchange communities our incumbent local exchange carrier serves. Of these 138 communities, we believe 109 communities have some voice service offered by Mediacom’s telephony affiliates, MCC Telephony of Iowa, Inc. and MCC Telephony of Minnesota, LCC. (“MCC”), which initiated service in most of these markets during the second quarter of 2007. Additionally, we believe that in approximately 40 of these communities, independent local exchange carriers operating in mostly adjacent exchanges and municipal utilities have constructed networks to provide competitive local exchange carrier services to customers in our exchanges.

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

The jurisdiction of the Iowa Utilities Board over our local retail rates changed dramatically as a result of state deregulatory legislation that became effective on July 1, 2005. Pursuant to this legislation, each telephone utility then subject to rate regulation, such as Iowa Telecom, was permitted to elect to deregulate its charges for all of its retail business and residential local exchange services except single line flat-rated residential and business service and Extended Area Services, which remained rate-regulated until June 30, 2008, after which such authority sunset. The Iowa Utilities Board could have extended such sunset to no later than June 30, 2010, but determined on June 27, 2008, not to impose such an extension based on the level of competition in local telecommunications markets. The Iowa Utilities Board, through its jurisdiction to deregulate services based on the existence of effective competition, had already deregulated all of our rates for local exchange in 14 exchanges pursuant to a December 23, 2004 order, and after the July 1, 2005, legislation took effect, another 14 exchanges pursuant to a December 5, 2005, order, the latter order focusing only on single-line flat-rated service due to the July 1, 2005, deregulation of all other local exchange service rates statewide.

MCC is offering voice services through a business arrangement with Sprint Communications L.P. (“Sprint”). On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U.S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into an interconnection agreement with Sprint and asking the court to invalidate the agreement. On April 15, 2008, the court issued a ruling in favor of the Iowa Utilities Board and Sprint, therefore maintaining the status quo in which we are obligated to enter into an interconnection agreement with Sprint. We appealed this decision to the U.S. Court of Appeals for the Eighth Circuit on May 14, 2008 and oral argument was held on December 12, 2008. We cannot predict how or when this litigation will be resolved.

Notwithstanding the period in which our complaint was under consideration, we have negotiated, mediated and litigated with Sprint and, at times, with MCC to resolve issues relating to interpretation and implementation of the interconnection agreement. On January 22, 2007, we filed a second complaint against the Iowa Utilities Board and Sprint in U.S. District Court asking the court to rule that the Iowa Utilities Board acted unlawfully when it interpreted the interconnection agreement to require Iowa Telecom to provide certain services to Sprint, particularly in the manner requested by Sprint. Briefing on this complaint concluded on August 11, 2008. We cannot predict how or when this litigation will be resolved.

In addition to the disputes pending in federal district court and before the Iowa Utilities Board, we are also defending a complaint filed by MCC on July 31, 2006, in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The state court complaint seeks unspecified damages and costs and additional relief as warranted. This state court proceeding had been stayed pending the result of our first federal complaint. On September 9, 2008, the state court refused to lift the stay due to the pending appeal of the federal district court’s decision on the first complaint to the Eighth Circuit. This stay will remain effective until the Eighth Circuit rules, subject to reconsideration by the state court if the Eighth Circuit has not ruled by March 9, 2009. We cannot predict how long this stay will last nor how or when this state court litigation will be resolved.

Business Acquisitions. We completed the purchase of Bishop Communications on July 18, 2008. As of September 30, 2008, Bishop Communications and its consolidated subsidiaries provided telecommunications services to 11,600 access lines as the incumbent local exchange carrier, 4,600 access lines as a competitive local exchange carrier, served 9,700 long distance subscribers, and provided Internet access service to more than 6,600 subscribers.

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

Our Retail Local Rate and Pricing Structure

As described under “Overview—Competition” above, effective July 1, 2005, the rates for all of our Iowa retail local exchange service except for single line flat-rated business and residential service and EAS were deregulated. Beginning July 1, 2005, monthly rates for single line services remaining under price regulation could be adjusted annually by one dollar for residential lines and two dollars for business lines, plus an inflation increment, up to a monthly rate cap of $19.00 for residential lines and $38.00 for business lines. These rate caps did not, however, include charges for EAS. The remaining retail local exchange service rate regulation in our then-rate-regulated exchanges, with the arguable exception of EAS, expired effective July 1, 2008. The Iowa Utilities Board had an opportunity to extend such remaining rate regulation until July 1, 2010, but, in a June 27, 2008 order, found that an extension of rate regulation was not in the public interest.

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

As of December 31, 2008, our CLEC Operations served 32,400 access lines. Our CLEC Operations accounted for 13.4% of Iowa Telecom’s total access lines as of December 31, 2008. Throughout 2009, we plan to maintain a limited investment approach as we continue to grow our competitive local exchange carrier business.

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

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others. We receive federally administered universal service support, representing approximately 2% of our total revenue in 2008, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject in 2000. In addition, Montezuma Telephone received high cost loop universal service support amounting to less than 1% of our revenue. Our incumbent local exchange carrier and our independent incumbent local exchange carriers switched access charges are based on rates approved by applicable state regulatory agencies. Our incumbent local exchange carrier and our independent incumbent local exchange carriers switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers to our incumbent local exchange carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

Toll Services. We receive revenues for providing toll, or long distance, services to our customers. This revenue category also includes fees relating to our provision of directory assistance, operator assistance and long distance private lines.

Data and Internet Services. We receive revenues from monthly recurring charges for dial-up and DSL Internet access services, as well as for providing enhanced data services to our customers.

Other Services and Sales. We receive revenues from directory publishing, inside line care, satellite and cable video, and the sale, installation and maintenance of customer premise voice and data equipment (“CPE”), and the lease of office space to third parties.

The following table summarizes our revenues and sales from these sources:

	Revenue and Sales for Year Ended December 31,			% of Total Revenues and Sales for Year Ended December 31,
	2006	2007	2008	2006	2007	2008
	(dollars in thousands)
Local services	$76,428	$73,918	$71,131	33%	29%	29%
Network access services	96,217	100,636	89,420	41%	40%	36%
Toll services	21,804	21,213	23,010	9%	9%	9%
Data and internet services	25,016	29,512	35,163	11%	12%	14%
Other services and sales	14,620	26,122	28,241	6%	10%	12%

Total	$234,085	$251,401	$246,965	100%	100%	100%

Operating Expenses

Our operating expenses are categorized as cost of services and sales; selling, general and administrative expense; gain on sale of properties; and depreciation and amortization.

Cost of services and sales. This includes expense for salaries and wages relating to plant operations and maintenance; other plant operations, maintenance and administrative costs; network access costs paid to other carriers; bad debt expense; operating tax expense and cost of sales for our dial-up and DSL Internet access services, video services and customer premise equipment products and services.

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of income for the periods indicated, expressed as a percentage of total revenues and sales:

	Year Ended December 31,
	2006	2007	2008
Total revenue and sales	100%	100%	100%
Cost of services and sales (excluding expenses listed separately below)	29	31	32
Selling, general and administrative	20	17	18
Gain on sale of exchanges	(2)	—	—
Depreciation and amortization	20	19	22

Operating income	33	33	28
Total other expenses, net	13	13	12
Income tax expense	5	8	7
Minority interest	—	—	—

Net income	15%	12%	9%

Year ended December 31, 2008 compared to year ended December 31, 2007

Revenues and Sales

The table below sets forth the components of our revenues and sales for 2008 as compared to 2007:

	For the year ended December 31,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Revenue and Sales
Local services	$73,918	$71,131	$(2,787)	-3.8%
Network access services	100,636	89,420	(11,216)	-11.1%
Toll services	21,213	23,010	1,797	8.5%
Data and internet services	29,512	35,163	5,651	19.1%
Other services and sales	26,122	28,241	2,119	8.1%

Total revenues and sales	$251,401	$246,965	$(4,436)	-1.8%

Local Services. Local services revenues decreased $2.8 million, or 3.8%, for 2008 as compared to 2007. The decrease was primarily due to a decline in average access lines. From December 31, 2007 to December 31, 2008, total access lines, excluding lines acquired in the Bishop Communications transaction, decreased by 14,500, including the loss of 16,000 incumbent local exchange carrier lines partially offset by an increase in lines served by our competitive local exchange carriers of 1,500. Inclusive of the lines acquired in the Bishop Communication transaction, total access lines decreased by 1,400, comprised of a decrease in incumbent local exchange carrier lines of 4,600 and an increase in competitive local exchange carrier lines of 6,000. The decrease in revenue resulting from the access line loss was partially offset by local rate increases combined with higher revenue from enhanced calling features due to greater bundled offering sales.

Network Access Services. Our network access services revenues decreased $11.2 million, or 11.1%, for 2008 as compared to 2007. The decrease was primarily due to $5.8 million of revenue from certain non-recurring network access billing matters with connecting carriers recorded in 2007, while 2008 included a $1.5 million unfavorable impact due to similar items. Also contributing to the decrease was the decline in access lines, lower minutes of use per line and slightly lower revenue per minute.

Toll Services. Our toll services revenues increased by $1.8 million, or 8.5%, for 2008 as compared to 2007. The increase in revenue was due to higher customer connection charges and the acquisition of Bishop Communications.

Data and Internet Services. Data and Internet services revenues increased by $5.7 million, or 19.1%, for 2008 as compared to 2007. The increase was primarily a result of growth in our DSL Internet access service revenue of $4.8 million excluding Bishop Communications, growth in our enhanced data services products revenue of $1.2 million and revenue from Bishop Communications. This increase was partially offset by a decrease in dial-up Internet revenue of $1.7 million. We believe the decline in dial-up Internet access service customers primarily was the result of customer migration to broadband products such as our DSL Internet service.

Other Services and Sales. Other services and sales revenues increased by $2.1 million, or 8.1%, for 2008 as compared to 2007. The revenue increase was primarily due to a $2.9 million growth in our CPE business and the acquisition of Bishop Communications, partially offset by a $1.9 million decrease in rental income.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for 2008 as compared to 2007:

	For the year ended December 31,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$78,246	$78,091	$(155)	-0.2%
Selling, general and administrative	42,227	44,714	2,487	5.9%
Depreciation and amortization	48,992	53,694	4,702	9.6%

Total operating costs and expenses	$169,465	$176,499	$7,034	4.2%

Cost of Services and Sales. Cost of services and sales decreased $155,000, or 0.2%, for 2008 as compared to 2007. During the fourth quarter of 2008, the Company obligation for postretirement benefits was modified. This resulted in a one-time curtailment gain of $2.5 million which reduced expenses. Exclusive of the benefit plan obligation changes, costs of services and sales increased by $2.4 million. The increase was principally due to growth of our CPE and data business and costs attributable to the acquisition of Bishop Communications.

Selling, General and Administrative. Selling, general and administrative expenses increased $2.5 million for 2008 as compared to 2007. The increase in expenses was primarily due to increased costs from Bishop Communications partially offset by lower salary, wages, benefits and insurance costs.

Depreciation and Amortization. Depreciation and amortization increased $4.7 million, or 9.6%, for 2008 as compared to 2007. The increase was primarily due to higher plant balances for the Iowa properties and depreciation and amortization expense for Bishop Communications.

Other Income (Expense)

The table below sets forth other income (expense) for 2008 as compared to 2007:

	For the year ended December 31,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Other Income (Expense)
Interest and dividend income	$928	$938	$10	1.1%
Interest expense	(31,885)	(31,444)	441	-1.4%
Other, net	(719)	429	1,148	159.7%

Total other expense, net	$(31,676)	$(30,077)	$1,599	-5.0%

Interest and Dividend Income. Interest and dividend income increased $10,000, or 1.1% for 2008 as compared to 2007, primarily due to higher dividend income.

Interest Expense. Interest expense decreased $441,000, or 1.4%, for 2008 as compared to 2007 principally as a result of lower interest rates on our variable rate debt.

Other, Net. Other, net was a net income of $429,000 for 2008, compared to a net expense of $719,000 in 2007, primarily due to lower earnings before income tax. This was principally from the ineffectiveness and subsequent termination of an interest rate swap agreement during 2008. The $719,000 of expense in 2007 resulted from the ineffective portion of our interest rate swap agreements.

Income Tax Expense

Income tax expense decreased $3.6 million to $17.3 million for 2008 as compared to 2007.

At December 31, 2008, we had unused tax net operating loss carryforwards of approximately $149.0 million which expire in 2021 to 2024. Furthermore, we expect that we will continue to be able to take deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $41 million annually through June 2015. We determined that, based upon the evidence available as of December 31, 2008, the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will, more likely than not, be sufficient to utilize the entire deferred tax asset. As such, we determined that no valuation allowance was required for our deferred tax assets. During the years ended December 31, 2007 and 2008, cash income taxes paid were $633,000, and $399,000, respectively, and primarily relate to payments of alternative minimum tax (AMT).

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

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for 2007 as compared to 2006:

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

The table below sets forth other income (expense) for 2007 as compared to 2006:

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

A valuation allowance had been recorded at December 31, 2005 for our deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. We determined that no valuation allowance was required for our deferred tax assets as of December 31, 2006 and thereafter. We determined that, based upon the evidence available as of December 31, 2007, the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will more likely than not, be sufficient to utilize the entire deferred tax asset. During the years ended December 31, 2006 and 2007, cash income taxes paid were $964,000, and $633,000, respectively, and relate to payments of alternative minimum tax (AMT).

At December 31, 2007, we had unused tax net operating loss carryforwards of approximately $159.8 million which expire in 2021 to 2024. Furthermore, we expect that we will continue to be able to take deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $41 million annually through June 2015.

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements arise primarily from: (i) interest and principal payments related to our credit facilities; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our common stock and (v) potential acquisitions as described below.

The table below reflects the dividends declared or paid by the Company during 2008:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 14, 2007	$0.405	December 31, 2007	January 15, 2008
March 14, 2008	$0.405	March 31, 2008	April 15, 2008
June 12, 2008	$0.405	June 30, 2008	July 15, 2008
September 15, 2008	$0.405	September 30, 2008	October 15, 2008
December 15, 2008	$0.405	December 31, 2008	January 15, 2009

Our intention is to distribute a substantial portion of the cash generated by our business to our shareholders in regular quarterly dividends to the extent we generate cash in excess of operating needs, interest and principal payments on our indebtedness, and capital expenditures.

We intend to fund our operations, interest expense, capital expenditures, working capital requirements and dividend payments on our common stock with cash from operations. For 2008 and 2007, cash provided by operating activities was $88.6 million and $100.2 million, respectively.

To fund any significant future acquisitions, we intend to use borrowings under our revolving credit facility or, subject to the restrictions in our credit facilities, to arrange additional funding through the sale of public or private debt and/or equity securities, including common stock, or to obtain additional senior bank debt.

On November 21, 2008, the Company announced a definitive agreement to acquire substantially all of the assets of Sherburne Tele Systems, Inc. (“Sherburne”) for a total purchase price of $80.6 million, subject to certain adjustments and regulatory approvals. Sherburne is a closely held telecommunications company headquartered in Big Lake, Minnesota, less than 30 miles from the headquarters of Bishop Communications, which we acquired on July 18, 2008. The Company intends to fund the acquisition of Sherburne with the proceeds of $75.0 million of new term debt issued under our existing credit facilities, borrowings on our revolving credit facility and cash on hand. The new term debt is expected to bear interest per annum at a LIBOR rate plus 2.0% and will mature in November 2011.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. We are not required to make any scheduled principal payments on Term Loans B, C and D, which will mature in 2011. However, we may be required to make annual mandatory prepayments under our credit facilities with a portion of our available cash. We will need to refinance all or a portion of our indebtedness on or before maturity in 2011. Debt issued by EN-TEL, of approximately $13.0 million, required principal payments of $599,000 in 2008, and will have principal payments of $1.2 million in 2009, $1.3 million in 2010, $1.4 million in 2011, $1.5 million in 2012, $1.6 million in 2013 and $5.3 million thereafter.

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

We have historically funded our operations and capital expenditure requirements primarily with cash from operations and our revolving line of credit. The following table summarizes our short-term liquidity and Adjusted Total Debt and Adjusted EBITDA, as defined in our credit agreement, as of December 31, 2007 and 2008:

	As of December 31,
	2007	2008
	(in thousands)
Short-Term Liquidity:
Current assets	$47,454	$42,020
Current liabilities	(68,531)	(92,280)

Net working capital deficit	$(21,077)	$(50,260)

Cash and cash equivalents	$21,919	$11,605
Availablity on revolving credit facility	$82,000	$61,000

Adjusted Total Debt:
Long-term debt	$477,778	$489,003
Current maturities of long-term debt	—	1,219
Revolving credit facility	18,000	39,000

Total debt	495,778	529,222
Minus:
RTFC Capital Certificates	$(7,778)	$(7,778)
Cash and cash equivalents	(21,919)	(11,605)

Adjusted Total Debt	$466,081	$509,839

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Adjusted EBITDA:
Net income	$34,043	$29,315	$23,149
Income tax expense	12,309	20,945	17,345
Interest expense	31,708	31,885	31,444
Depreciation and amortization	47,736	48,992	53,694
Unrealized losses (gains) on financial derivatives	572	719	(314)
Non-cash stock-based compensation expense	2,354	2,687	3,553
Extraordinary or unusual (gains) losses	—	—	—
Non-cash portion of RTFC Capital Allocation	(211)	(280)	(560)
Other non-cash losses (gains)	—	—	—
Loss (gain) on disposal of assets not in ordinary course	(4,194)	—	—
Transaction costs	—	—	—

Adjusted EBITDA	$124,317	$134,263	$128,311

The reductions in current assets and increase in current liabilities from December 31, 2007 to December 31, 2008 were primarily due to the use of cash and cash equivalents and borrowings on the revolving credit facility to acquire Bishop Communications, and to acquire our wireless licenses.

The following table summarizes our sources and uses of cash for the years ended December 31, 2006, 2007 and 2008:

	For the year ended December 31,
Description	2006	2007	2008
	(in thousands)
Net Cash Provided by (Used in)
Operating activities	$89,493	$100,201	$88,556
Investing activities	(44,423)	(26,903)	(67,204)
Financing activities	(58,239)	(64,992)	(31,666)

Cash Provided by Operating Activities

For the years ended December 31, 2006, 2007, and 2008, cash provided by operating activities was $89.5 million, $100.2 million, and $88.6 million, respectively. The increase of $10.7 million for 2007 as compared to 2006 was primarily attributable to the funds received related to the resolution of certain network access disputes in 2007 and a pension contribution in 2006. The decrease of $11.6 million for 2008 as compared to 2007 was primarily attributable to funds received related to the resolution of certain network access disputes in 2007.

Cash Used in Investing Activities

The table below sets forth the components of cash used in investing activities for the years ended December 31, 2006, 2007, and 2008:

	As of December 31,
	2006	2007	2008
	(in thousands)
Network and support assets	$24,120	$21,078	$22,960
Other	4,002	5,825	5,206

Total capital expenditures	28,122	26,903	28,166
Business acquisitions, net of cash acquired	18,115	—	33,100
Purchase of wireless licenses	11,473	—	5,938
Proceeds from sale of properties	(13,287)	—	—

Total	$44,423	$26,903	$67,204

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

We expect that total capital expenditures, excluding those associated with the Sherburne acquisition, will be between approximately $25.0 million to $27.0 million in fiscal 2009. We expect to fund all of these capital expenditures through cash generated by our operations. Our capital expenditures can fluctuate from quarter to quarter, and are impacted to some extent by factors beyond our control, such as customer demand, the level of construction activity in our region, and weather.

On July 18, 2008, we completed the purchase of Bishop Communications for a total purchase price of $33.1 million net of cash received and assumed debt of $13.0 million, subject to potential working capital adjustments.

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

We currently hold 15 FCC Advanced Wireless Service licenses and hold three 700 MHz licenses in Iowa. Our ownership of these licenses subjects us to FCC regulation of the wireless services we may choose to provide and the technical operating characteristics of the network equipment we may utilize. In addition, our right to renew these licenses depends on our compliance with build-out requirements promulgated by the FCC. For the 700 MHz licenses, which were acquired in 2008, we must begin meeting such requirements in stages prior to the expiration of the initial 10 year license term. For our Advanced Wireless Service licenses, which were acquired in 2006, we must meet the FCC’s build-out requirements by the end of such licenses’ 15 year initial term. We cannot predict changes that may occur in the FCC’s regulation of our Advanced Wireless Services of 700 MHz licenses, the network we may build or the services we may provide over the period of time we may hold the licenses.

Cash Used in Financing Activities

For the year ended December 31, 2008, net cash used in financing was $31.7 million, consisting primarily of dividends on common stock of $51.7 million offset by an increase in the balance outstanding on the revolving credit facility of $21.0 million. For the year ended December 31, 2007, net cash used in financing was $65.0 million, consisting primarily of dividends on common stock of $51.5 million and a reduction in the balance outstanding on the revolving credit facility of $13.0 million. For the year ended December 31, 2006, net cash used in financing was $58.2 million, consisting primarily of dividends on common stock of $51.0 million and a reduction in the balance outstanding on the revolving credit facility of $9.0 million.

Long-Term Debt and Revolving Credit Facilities

As of December 31, 2008
(in thousands)
Total Long-Term Debt:
Iowa Telecom senior secured term loans	$477,778
EN-TEL Communications, LLC notes payable	12,444

Total Debt	490,222
Current Maturities of long-term debt	(1,219)

Long –Term Debt	$489,003

Iowa Telecom Credit Facilities

As of December 31, 2008, we had outstanding $477.8 million of senior debt under the term facilities, and had $39.0 million drawn under the $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of December 31, 2008, $39.0 million was outstanding on the revolving credit facility and $61.0 million was available. Borrowings under the revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of December 31, 2008, we had $39.0 million outstanding under LIBOR elections at an average all-in rate of 2.6%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of December 31, 2008, $350.0 million was outstanding under Term Loan B based upon a LIBOR election effective through March 30, 2009, at an all-in rate of 3.22%. We have entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of December 31, 2008, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through January 12, 2009 at an all-in rate of 3.19%.

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

The Iowa Telecom credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans (adjusted to exclude the effects of borrowings to fund permitted acquisitions) through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of December 31, 2008, no prepayment amounts were due under these provisions.

The Iowa Telecom credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the Iowa Telecom credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of December 31, 2008.

EN-TEL Debt

On July 18, 2008, the Company acquired Bishop Communications Corporation (“Bishop Communications”). As part of the acquisition, the Company assumed debt issued by EN-TEL, a majority owned subsidiary of Bishop Communications, of $13.0 million. The EN-TEL debt consists of promissory notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.19%. The notes have a fixed interest rate for specific periods of time ranging from December 2008 through December 2013 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The notes mature in 2015 and 2018. Principal payments of $599,000 were made in 2008. The remaining scheduled payments are $1.2 million in 2009, $1.3 million in 2010, $1.4 million in 2011, $1.5 million in 2012, $1.6 million in 2013 and $5.3 million thereafter.

The notes are secured by the assets of EN-TEL, a majority owned subsidiary of Bishop Communications. The debt agreements restrict dividends paid by EN-TEL, and no amounts are currently available for dividends.

Interest Rate Swaps

On August 26, 2005, the Company amended the swap arrangement that was originally entered into on November 4, 2004. The amended swap arrangement resulted in two identical swap agreements which each fixed the interest rate that we will pay on $175.0 million of indebtedness under Term Loan B, for a total swap notional value of $350.0 million. Effective September 26, 2008, we terminated one of our swap agreements which we had designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. We entered into a new swap agreement effective September 30, 2008 to replace the terminated swap agreement. The amended terms of the new swap agreement and the remaining swap agreement effective August 31, 2005, effectively convert the variable rate interest payments due on $350.0 million of Term Loan B to a fixed rate of 5.87% through maturity of November 23, 2011.

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

The Iowa Utilities Board took the position in the fourth quarter of 2008 that our incumbent local exchange carrier’s intrastate access rates have ceased to be subject to the intrastate switched access rate freeze since July 1, 2005, and are subject to challenge. The Board is currently considering such a challenge based on a February 20, 2008, MCImetro Transmission Access Transmission Services LLC, d/b/a Verizon Access Transmission Services and MCI Communications Services, Inc. d/b/a Verizon Business Services complaint filed with the Iowa Utilities Board against our local incumbent exchange carrier, our Iowa competitive local exchange carriers, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that such companies’ tariffed originating and terminating intrastate switched access rates of each are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We filed a motion to dismiss the complaint in light of our legislated price plan, and believe the substance of the complaint to be without merit given the absence of any rationale for the proposed decrease. The Iowa Utilities Board denied our motion to dismiss on November 14, 2008, a decision we cannot appeal until the Board issues a decision on the merits. The final round of testimony will be filed by Verizon on April 2, 2009, with a hearing to be held starting during the first week of May 2009. We cannot predict when this proceeding will conclude and what the outcome may be.

On September 12, 2008, the Iowa Utilities Board issued an order commencing an inquiry into whether the Board should create an Iowa universal service fund (“USF”). At this point, the Board is seeking comment on preliminary issues, such as how it should determine whether an Iowa USF is needed, although the Board is also inquiring into certain broad policy and implementation issues assuming that an Iowa USF will be established. Comments were due October 27, 2008. The Board has scheduled an initial informal workshop on March 25, 2009 to discuss issues. This workshop may be followed by other workshops and/or an order commencing rulemaking. At this time, the Board has yet to state formally whether its Iowa USF inquiry is tied to potential reductions in intrastate access charges. We cannot predict whether the Board will establish a rulemaking as a result of its pending inquiry and, if assuming it does, the result of such rulemaking or its potential impact on our operations.

In June 2008, record flooding damaged a few of the 423 ILEC communities served by Iowa Telecom. Through December 31, 2008, we believe that we have lost approximately 250 access lines that can be directly attributed to the flooding. Additionally, we believe that our operating results for the twelve months ended December 31, 2008 were negatively impacted by approximately $400,000, which is comprised of lost revenues, increased labor costs from overtime and a shift of capital efforts into repair efforts, along with other repair and prevention costs. We estimate that we have also incurred approximately $1.0 million of capital expenditures related to the flooding through December 31, 2008. However, we expect that amount may increase over time as the infrastructure is rebuilt in the impacted communities. We believe that we will recover a portion of the costs and expenditures described from our insurance carrier, but have not finalized an insurance claim. No insurance recovery has been recorded in the financial statements.

During the second quarter of 2007, we amended our postretirement welfare plan. The amendment eliminated medical benefits for certain retirees and reduced benefits for others. Life insurance benefits were eliminated for most retirees covered under the agreement. At the time of the plan amendment, approximately 58% of employees covered under the plan chose to opt out of the postretirement welfare plan. The significant change in the number of plan participants required a re-measurement of both the plan assets and benefit obligations. The re-measurement resulted in a one time curtailment gain of $247,000 and a reduction in the liability recorded for prior service costs of $5.6 million which will be amortized over 5.31 years as a component of the annual cost.

During the fourth quarter of 2008, the Company modified the agreement with the Communications Workers of America. The modification resulted in 26 employees opting out of the retiree medical plan effective November 30, 2008. This in turn triggered a plan curtailment under FAS 106 which required the immediate recognition of a portion of the remaining $3.8 million unrecognized prior service credit that was being amortized over 5.31 years. This resulted in a curtailment service ratio of 66.2% and a curtailment gain of $2.5 million in the fourth quarter of 2008.

Obligations and Commitments

Our ongoing capital commitments include capital expenditures and debt service requirements. For 2008, our capital expenditures were $28.2 million; see “—Liquidity and Capital Resources—Cash Used in Investing Activities.”

The following table sets forth our contractual obligations as of December 31, 2008, together with cash payments due in each period indicated:

	Payments Due by Period
Obligation	Total	2009	2010-2011	2012-2013	2014 and after
	(dollars in thousands)
Current Debt:
Revolving credit facility(1)	$39,000	$—	$39,000	$—	$—
Current maturities of long-term debt	1,219	1,219	—	—	—
Long-Term Debt:
Senior debt payments	477,778	—	477,778	—	—
Interest Payments(2)	73,026	25,961	47,065	—	—
EN-TEL debt payments	11,225	—	2,731	3,175	5,319
Operating Lease Payments	812	243	239	173	157

Total Contractual Obligations(3)	$603,060	$27,423	$566,813	$3,348	$5,476

(1)	Advances on the line of credit mature in periods within one year. The terms of the line of credit are a component of our senior debt agreement which expires in November 2011.
(2)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.
(3)	Excludes commitments for Sherburne of $80.6 million, subject to certain future adjustments and regulatory approvals.

As of December 31, 2008, no letters of credit were outstanding.

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

We performed an annual impairment review of goodwill and indefinite-lived intangible assets as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as of August 31, 2008, primarily using discounted cash flow and market value of debt methodologies. No impairment of goodwill or other long-lived assets resulted from the annual valuation.

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

In the event that the swap agreements no longer qualify for cash flow hedge accounting treatment, all changes in fair market value would be reported currently in earnings and would be recorded in the Other Income (Expense) section of the Company’s Consolidated Statements of Income. Additionally, the net gain or loss remaining in accumulated other comprehensive income would be reclassified into earnings over the remainder of the term of the swap agreements. For the period ended December 31, 2008, the Company would have recognized in earnings a loss of $18.1 million, had the interest rate swaps ceased to qualify for hedge accounting.

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

Certain financial instruments potentially subject us to concentrations of credit risk. These financial instruments consist primarily of trade receivables, interest rate swap agreements, cash and cash equivalents.

We place our cash and temporary cash investments with high credit quality financial institutions. We also periodically evaluate the credit-worthiness of the institutions with which we invest. We have entered into interest rate swap agreements to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. The floating rate payers under the interest rate swap agreements are nationally recognized counterparties. While we may be exposed to losses due to non-performance of the counterparties or the calculation agents, we consider the risk remote and do not expect the settlement of these transactions to have a material adverse effect on our financial condition or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of SFAS 157 on January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. Adoption of EITF Issue No. 06-11 on January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding their interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not except adoption of this pronouncement to have a material impact on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. SFAS 141(R) requires acquisition related costs to be expensed as incurred. Acquisition related costs of $868,000 deferred pursuant to Statement of Financial Accounting Standard No. 141 (“SFAS 141”) on acquisitions that will not close until after SFAS 141(R) is adopted will be expensed upon adoption of SFAS 141(R) during the first quarter of 2009. Other than expensing acquisition costs deferred pursuant to SFAS 141 as discussed above, the Company does not expect the adoption of this pronouncement to have a material impact on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”)—an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations and cash flows.

ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk

Our short-term excess cash balance, if any, is typically invested in short-term commercial paper. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

Under the terms of our credit facilities, as amended, our long-term secured debt facilities will mature November 2011. Our $400.0 million of indebtedness under Term Loan B, maturing in 2011, bears interest per year at either (a) LIBOR plus 1.75% or (b) a base rate plus 0.75%. On August 26, 2005, we entered into two identical interest rate swap agreements with nationally recognized counterparties for the purpose of fixing the interest on a portion of these borrowings. On September 26, 2008, we terminated one of our swap agreements and entered in to a new replacement swap agreement effective September 30, 2008. Pursuant to the current swap agreements, we will pay a fixed rate of interest of 5.87% on a $350.0 million notional amount of Term Loan B from September 30, 2008 through November 23, 2011.

We pay interest at a fixed rate on all borrowings under Term Loans C and D through June 2011. Thereafter, we expect our interest rates under Term Loans C and D to convert to the Rural Telephone Finance Cooperative variable rate then in effect, as provided in the credit facilities.

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to $50.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $39.0 million of borrowings drawn under the revolving credit facility at December 31, 2008. With respect to our $77.8 million of borrowings under Terms Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from July 2011 through maturity in November 2011.

With respect to our $12.4 million of borrowings at our EN-TEL subsidiary, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperation variable rate. The interest rate risk from the dates of the current interest rate locks, which have expiration dates from 2009 through 2013, until the notes mature in 2018.

A one percent change in the underlying interest rates for the variable rate debt that was outstanding on December 31, 2008 would have an impact of approximately $890,000 per year on our interest expense while our fixed rates and swaps are in place.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Iowa Telecommunications Services, Inc. and subsidiaries

Newton, Iowa

We have audited the accompanying consolidated balance sheets of Iowa Telecommunications Services, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Iowa Telecommunications Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Des Moines, Iowa

February 27, 2009

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2008

(Dollars in Thousands, Except Per Share Amounts)

	2007	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,919	$11,605
Accounts receivable, net	20,252	23,320
Inventories	2,995	3,946
Prepayments and other current assets	2,288	3,149

Total Current Assets	47,454	42,020

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	542,949	601,782
Accumulated depreciation	(264,284)	(310,936)

Property, Plant and Equipment, net	278,665	290,846

GOODWILL	466,554	473,984
INTANGIBLE ASSETS AND OTHER, NET	24,888	36,904
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	13,998	16,174

Total Assets	$831,559	$859,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$18,000	$39,000
Accounts payable	9,062	11,017
Advanced billings and customer deposits	9,365	8,615
Accrued and other current liabilities	32,104	32,429
Current maturities of long-term debt	—	1,219

Total Current Liabilities	68,531	92,280

LONG-TERM DEBT	477,778	489,003
DEFERRED TAX LIABILITIES	35,255	47,575
OTHER LONG-TERM LIABILITIES	7,028	28,326

Total Liabilities	588,592	657,184

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	—	287
COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,440,215 and 31,500,687 issued and outstanding, respectively	314	315
Additional paid-in capital	324,170	327,264
Retained deficit	(82,154)	(110,814)
Accumulated other comprehensive income (loss)	637	(14,308)

Total Stockholders’ Equity	242,967	202,457

Total Liabilities and Stockholders’ Equity	$831,559	$859,928

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(Dollars in Thousands, Except Per Share Amounts)

	2006	2007	2008
REVENUE AND SALES	$234,085	$251,401	$246,965

OPERATING COSTS AND EXPENSES:
Cost of services and sales (exclusive of items shown separately below)	66,528	78,246	78,091
Selling, general and administrative	46,336	42,227	44,714
Gain on sale of properties	(4,194)	—	—
Depreciation and amortization	47,736	48,992	53,694

Total Operating Costs and Expenses	156,406	169,465	176,499

OPERATING INCOME	77,679	81,936	70,466

OTHER INCOME (EXPENSE):
Interest and dividend income	953	928	938
Interest expense	(31,708)	(31,885)	(31,444)
Other, net	(572)	(719)	429

Total Other Expense, net	(31,327)	(31,676)	(30,077)

EARNINGS BEFORE INCOME TAXES	46,352	50,260	40,389
INCOME TAX EXPENSE	12,309	20,945	17,345

NET INCOME BEFORE MINORITY INTEREST	34,043	29,315	23,044
MINORITY INTEREST	—	—	105

NET INCOME	$34,043	$29,315	$23,149

EARNINGS PER SHARE:
Basic	$1.09	$0.93	$0.74

Diluted	$1.06	$0.91	$0.72

Dividends Declared Per Share	$1.62	$1.62	$1.62

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(Dollars in Thousands, Except Per Share Amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, December 31, 2005	31,065,963	$311	$317,877	$(42,874)	$5,217	$280,531
Net Income	—	—	—	34,043	—	34,043
Unrealized loss on derivatives, net of taxes	—	—	—	—	(3,388)	(3,388)
Minimum pension liability adjustment, net of taxes	—	—	—	—	5,192	5,192

Total comprehensive income	—	—	—	34,043	1,804	35,847
Compensation from compensatory stock plans	779	—	2,354	—	—	2,354
Exercise of employee stock options	312,928	3	1,737	—	—	1,740
Income tax benefit related to stock compensation	—	—	48	—	—	48
Dividends declared ($1.62 per share)	—	—	—	(51,145)	—	(51,145)

Initial impact upon adoption of SFAS No. 158
Pension, net of taxes	—	—	—	—	(1,071)	(1,071)
Other postretirement obligations, net of taxes	—	—	—	—	(605)	(605)

BALANCE, December 31, 2006	31,379,670	314	322,016	(59,976)	5,345	267,699
Net Income	—	—	—	29,315	—	29,315
Unrealized loss on derivatives, net of taxes	—	—	—	—	(8,629)	(8,629)
Post retirement benefit plan adjustment, net of taxes	—	—	—	—	3,921	3,921

Total comprehensive income (loss)	—	—	—	29,315	(4,708)	24,607
Compensation from compensatory stock plans	82,447	—	2,687	—	—	2,687
Shares reacquired	(26,902)	—	(561)	—	—	(561)
Exercise of employee stock options	5,000	—	21	—	—	21
Income tax benefit related to stock compensation	—	—	7	—	—	7
Dividends declared ($1.62 per share)	—	—	—	(51,493)	—	(51,493)

BALANCE, December 31, 2007	31,440,215	314	324,170	(82,154)	637	242,967
Net Income	—	—	—	23,149	—	23,149
Unrealized loss on derivatives, net of taxes	—	—	—	—	(11,935)	(11,935)
Post retirement benefit plan adjustment, net of taxes	—	—	—	—	(3,010)	(3,010)

Total comprehensive income (loss)	—	—	—	23,149	(14,945)	8,204
Compensation from compensatory stock plans	87,825	1	3,552	—	—	3,553
Shares reacquired	(27,353)	—	(488)	—	—	(488)
Income tax benefit related to stock compensation	—	—	30	—	—	30
Dividends declared ($1.62 per share)	—	—	—	(51,809)	—	(51,809)

BALANCE, December 31, 2008	31,500,687	$315	$327,264	$(110,814)	$(14,308)	$202,457

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(Dollars in Thousands)

	2006	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,043	$29,315	$23,149
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	45,627	47,243	51,747
Amortization of intangible assets	2,109	1,749	1,947
Amortization of debt issuance costs	591	591	640
Gain on sale of properties	(4,194)	—	—
Deferred income taxes	11,680	19,973	17,286
Non-cash stock based compensation expense	2,354	2,687	3,553
Net loss allocated to minority interests	—	—	(105)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Receivables	(199)	576	(1,754)
Inventories	(214)	129	(15)
Accounts payable	(1,742)	(503)	1,267
Pension and postretirement benefit plan obligations	(3,250)	(2,655)	(4,147)
Other assets and liabilities	2,688	1,096	(5,012)

Net Cash Provided by Operating Activities	89,493	100,201	88,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,122)	(26,903)	(28,166)
Business acquisitions (net of cash acquired)	(18,115)	—	(33,100)
Purchase of wireless licenses	(11,473)	—	(5,938)
Proceeds from sale of properties	13,287	—	—

Net Cash Used in Investing Activities	(44,423)	(26,903)	(67,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	(9,000)	(13,000)	21,000
Proceeds from exercise of stock options	1,740	21	—
Capital contributions from investees	—	—	520
Shares reacquired	—	(561)	(488)
Payment of long-term debt	—	—	(599)
Payment of debt issuance costs	—	—	(351)
Dividends paid	(50,979)	(51,452)	(51,748)

Net Cash Used in Financing Activities	(58,239)	(64,992)	(31,666)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,169)	8,306	(10,314)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,782	13,613	21,919

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,613	$21,919	$11,605

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$31,024	$31,269	$31,609

Cash paid for income taxes	$964	$633	$399

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

•	Dividends on common stock of $12,846 were declared on December 15, 2006 for shareholders of record as of December 29, 2006 and paid on January 16, 2007.

•	Dividends on common stock of $12,887 were declared on December 14, 2007 for shareholders of record as of December 31, 2007 and paid on January 15, 2008.

•	Dividends on common stock of $12,949 were declared on December 15, 2008 for shareholders of record as of December 31, 2008 and paid on January 15, 2009.

•	Includes the assumption of EN-TEL debt of $13,021 in consideration with the acquisition of Bishop Communications.

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

1. ORGANIZATION

Business Description—Iowa Telecommunications Services, Inc. and subsidiaries (“Iowa Telecom” or the “Company”) is an integrated telecommunications network serving approximately 242,100 total access lines in the Iowa, Minnesota and Missouri. Iowa Telecom provides local, long distance and Internet access and communications equipment primarily to rural residential and business customers, and provides access services to interexchange carriers (“IXCs”) and other communications companies. The company’s retail rates are primarily deregulated on a federal and state level. The vast majority of the Company’s interstate wholesale revenue is derived from access services provided to IXCs that are regulated on a price cap basis at the federal level. At the state level the vast majority of similar revenue is regulated on a basis currently under determination by the Iowa Utilities Board although we believe it to be a price cap basis and retain the right to litigate this matter. The Company manages its business as one operating segment.

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Iowa Telecommunications Services, Inc., the parent company, is an operating company. For 2008, the parent company represents approximately 80% of total revenues, approximately 94% of net income and approximately 90% of total assets of the consolidated company. The subsidiaries, individually and in the aggregate represent less than 20% of consolidated revenue, earnings and total assets.

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

Data and Internet Sales—Monthly recurring charges for dial-up and DSL Internet access services are billed to end users in advance. Revenue is recognized during the period these services are provided. Billed but unearned revenue is included in advanced billings and customer deposits

Other Services and Sales—Other services and sales consist primarily of revenues from the sale, installation and maintenance of customer premise voice and data equipment (“CPE”), directory publishing, inside line care, providing satellite and cable video services, and the lease of office space. The Company recognizes directory

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

services revenue on a straight-line basis over the twelve month period in which the corresponding directory is distributed. The monthly recurring charges for inside line care are billed to end users in advance. Revenue is recognized during the period these services are provided. Billed but unearned revenue is included in advanced billings and customer deposits. The Company recognizes the revenue from the sale and maintenance of CPE in the period the sale or service is rendered. Rent is recognized on a straight-line basis over the term of the lease agreement.

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

Property and Depreciation—Property, plant and equipment are carried at cost. Depreciation has been calculated primarily using the composite remaining life methodology and straight-line depreciation rates. This method depreciates the remaining net investment in telephone plant, less anticipated net salvage value, over remaining economic asset lives by asset category. This method requires the periodic review and revision of depreciation rates. The economic asset lives used are as follows: buildings—35 years; cable and wire—18-25 years; conduit systems—40 years; switching and circuit equipment—12-13 years; and other property—5-15 years. When depreciable telephone plant is retired in the normal course of business, the amount of such plant is deducted from the respective plant and accumulated depreciation accounts with no gain or loss recognized.

The Company completed its most recent review of the depreciation rates during 2006. The composite depreciation rate is 9.6%.

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

While our wireless licenses are issued for only a fixed time, such licenses are subject to renewal by the FCC. Renewals of licenses occur routinely, subject to meeting certain build out requirements, and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, we treat the wireless licenses as an indefinite-lived intangible asset under the provisions of SFAS No. 142 and test for impairment using the “Greenfield” approach.

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

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

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

Stock-Based Compensation—The Company applies SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”) to stock based compensation. This statement requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date.

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award.

Fair Value of Financial Instruments—The estimated fair value of accounts receivable, accounts payable, and short-term notes payable approximate their carrying values unless otherwise indicated. The carrying value of receivables and accounts payable approximate fair value based on their short-term nature.

Interest Rate Swap Agreements—The Company has entered into interest rate swap agreements which the Company designated as hedges against the variability in future interest payments due on $350.0 million of Term Loan B. The purpose of the swap agreements is to adjust the interest rate profile of the Company’s debt obligations, and to achieve a targeted mix of floating and fixed rate debt.

The swap agreements are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and qualify for cash flow hedge accounting of variable-rate debt. In accordance with this standard, all changes in fair market value of the swap instruments attributable to hedge ineffectiveness are reported currently in earnings and are recorded in the Other Income (Expense) section of the Company’s Consolidated Statements of Income. Changes in fair market value of the swap instruments attributable to hedge effectiveness are recorded, net of income tax effects, in the Accumulated Other Comprehensive Income section of the Company’s Consolidated Statements of Stockholders’ Equity and Comprehensive Income. Accordingly, in the event that the swap agreements no longer qualify for cash flow hedge accounting treatment, all changes in fair market value would be reported currently in earnings and recorded in the Other Income (Expense) section of the Company’s Consolidated Statements of Income.

The fair value of the Company’s interest rate swaps were determined based on the present value of the expected future cash flows using discount rates appropriate with consideration given to the Company’s non-performance risk. The fair value of the interest rate swaps is recorded in the Other Long-Term Liabilities section of the Company’s Consolidated Balance Sheets.

Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

affect amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) released SFAS No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106, and 132 (“SFAS 158”). SFAS 158 requires that the Company recognize the over-funded or under-funded status of its defined benefit and retiree medical plans as an asset or liability in its 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. The Company has adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. See footnote 13, Employee Benefit Plans, for further discussion.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Guidance is provided on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Adoption of FIN 48 on January 1, 2007, had no effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Adoption of SFAS 157 on January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

In June 2007, the EITF reached consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company currently accounts for this tax benefit as a reduction to its income tax provision. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. Adoption of EITF Issue No. 06-11 on January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding their interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not expect adoption of this pronouncement to have a material impact on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions and also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. SFAS 141(R) requires acquisition related costs to be expensed as incurred. The Company anticipates that acquisition related costs deferred pursuant to Statement of Financial Accounting Standard No. 141 (“SFAS 141”) on acquisitions that will not close until after SFAS 141(R) is adopted of $868,000 will be expensed upon adoption of SFAS 141(R) during the first quarter of 2009. Other than expensing acquisition costs deferred pursuant to SFAS 141 as discussed above, the Company does not expect the adoption of this pronouncement to have a material impact on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) – an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations and cash flows.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

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

	For the Years Ended December 31,
	2006	2007	2008
	(in thousands except per share amounts)
Net Income	$34,043	$29,315	$23,149

Weighted average shares outstanding—basic	31,221	31,415	31,477

Diluted shares outstanding:
Weighted average shares outstanding	31,221	31,415	31,477
Add shares issuable upon exercise of stock options, net	580	540	579
Add unvested compensatory stock shares	303	90	66

Weighted average shares outstanding—diluted	32,104	32,045	32,122

Earnings Per Share:
Basic	$1.09	$0.93	$0.74
Diluted	$1.06	$0.91	$0.72

As of December 31, 2006, 2007 and 2008, total options outstanding were 682,579, 677,579 and 677,579, respectively.

3. REVENUES

The table below sets forth the components of our revenues and sales for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Local services	$76,428	$73,918	$71,131
Network access services	96,217	100,636	89,420
Toll services	21,804	21,213	23,010
Data and internet services	25,016	29,512	35,163
Other services and sales	14,620	26,122	28,241

Total revenues and sales	$234,085	$251,401	$246,965

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31:

	2007	2008
	(in thousands)
Customers	$15,132	$15,674
Connecting companies	5,125	7,324
Other	600	1,576
Allowance for doubtful accounts	(605)	(1,254)

Total	$20,252	$23,320

The following is a summary of activity for the allowance for doubtful accounts during each of the three years ended December 31:

	Beginning Balance	Additional Charges to Income	Deduction From Reserve	Other(1)	Ending Balance
	(in thousands)
Year ended December 31, 2006	$1,084	$1,224	$(1,145)	$—	$1,163
Year ended December 31, 2007	1,163	53	(611)	—	605
Year ended December 31, 2008	605	430	(518)	737	1,254

(1)	Includes an addition to the reserve of $737,000 due to the acquisition of Bishop on July 18, 2008.

The Company grants credit to its customers in the normal course of business. At December 31, 2007 and 2008, the Company had outstanding trade receivables from telecommunications companies which totaled $5.1 million and $7.3 million, respectively. During 2006, the Company had one customer that represented approximately 11% of total revenue and sales. During 2007 and 2008, the Company did not have any customers that represented more than 10% of total revenue and sales.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

	Estimated Useful Lives	2007	2008
		(in thousands)
Land	—	$3,796	$4,788
Buildings	35 years	26,418	31,504
Plant and equipment	12-40 years	489,514	540,432
Furniture, vehicles and other	5-15 years	13,348	15,209
Construction in progress	18-25 years	9,873	9,849

Total property, plant and equipment		542,949	601,782
Less accumulated depreciation		(264,284)	(310,936)

Total property, plant and equipment, net		$278,665	$290,846

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

6. GOODWILL, INTANGIBLE ASSETS AND OTHER

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets as required by SFAS No. 142, Goodwill and Other Intangible Assets, as of August 31, 2007 and 2008.

Total goodwill at December 31, 2006 and 2007 was $466.6 million. During 2008, the purchase of Bishop Communications Corporation increased goodwill by $7.4 million and intangibles and other assets by $7.7 million on the acquisition date, which resulted in a goodwill balance of $474.0 million at December 31, 2008. The allocation of the purchase price for Bishop Communications is preliminary as of December 31, 2008.

Intangible assets and other consisted of the following at December 31:

	Life	2008
		Cost	Accumulated Amortization	Net Book Value
		(in thousands)
Definite-lived intangible assets	6-20 years	$16,996	$(6,378)	$10,618
Debt issuance costs	7 years	4,489	(2,476)	2,013
Wireless licenses	—	17,691	—	17,691
Other assets	NA	6,582	—	6,582

Total		$45,758	$(8,854)	$36,904

	Life	2007
		Cost	Accumulated Amortization	Net Book Value
		(in thousands)
Definite-lived intangible assets	6-20 years	$14,755	$(4,966)	$9,789
Debt issuance costs	7 years	4,138	(1,836)	2,302
Wireless licenses	—	11,753	—	11,753
Other assets	NA	1,044	—	1,044

Total		$31,690	$(6,802)	$24,888

Amortization expense for definite-lived intangible assets was $2.1 million, $1.7 million and $1.9 million for the years ended December 31, 2006, 2007 and 2008, respectively. Amortization expense is calculated on the straight-line method unless there is a method that more accurately reflects the consumption of the benefit provided by the intangible asset. Estimated annual amortization expense for definite-lived-intangible assets for each of the next five years and cumulative thereafter is as follows (in thousands):

2009	$ 1,525
2010	1,233
2011	1,136
2012	987
2013	876
Thereafter	4,861

Total	$10,618

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

7. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following at December 31:

	2007	2008
	(in thousands)
Property tax payable	$8,414	$8,312
Dividends payable	12,887	12,949
Accrued compensation	7,564	6,777
Other	3,239	4,391

Total	$32,104	$32,429

8. LONG-TERM DEBT

Long-term debt obligations consisted of the following at December 31:

	2007	2008
	(in thousands)
Credit Facility Term Loan B	$400,000	$400,000
Credit Facility Term Loan C	70,000	70,000
Credit Facility Term Loan D	7,778	7,778
EN-TEL debt	—	12,444

	477,778	490,222
Less current portion	—	1,219

Long-term debt obligations, net of current portion	$477,778	$489,003

The aggregate maturities of long-term obligations for each of the next five years and thereafter subsequent to December 31, 2008 are as follows:

Year Ended December 31,	Term Loan B	Term Loan C	Term Loan D	EN-TEL Debt	Total
	(in thousands)
2009	$—	$—	$—	$1,219	$1,219
2010	—	—	—	1,314	1,314
2011	400,000	70,000	7,778	1,417	479,195
2012	—	—	—	1,528	1,528
2013	—	—	—	1,647	1,647
Thereafter	—	—	—	5,319	5,319

Total	$400,000	$70,000	$7,778	$12,444	$490,222

Iowa Telecom Long-Term Debt and Revolving Credit Facilities

As of December 31, 2008, the Company had outstanding $477.8 million of senior debt under the term facilities, and had $39.0 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

$25 million). As of December 31, 2008, $39.0 million was outstanding on the revolving credit facility and $61.0 million was available. Borrowings under the revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of December 31, 2008, the Company had $39.0 million outstanding under LIBOR elections at an all-in rate of 2.6%. As of December 31, 2007, the Company had $18.0 million outstanding under a base rate election at an all-in rate of 8.25%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of December 31, 2008, $350.0 million was outstanding under Term Loan B based upon a LIBOR election effective through March 30, 2009, at an all-in rate of 3.22%. The Company entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of December 31, 2008, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through January 12, 2009, at an all-in rate of 3.19%.

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

As a condition of borrowing under Term Loans C and D, the Company is required to invest $7.8 million, representing 10% of the total amounts of Term Loans C and D, in Subordinated Capital Certificates (“SCCs”) of the Rural Telephone Finance Cooperative. The Rural Telephone Finance Cooperative will redeem the SCCs in proportion to principal repayments on Term Loans C and D. SCCs are non-interest bearing but, as a member of the Rural Telephone Finance Cooperative, the Company shares proportionately in the institution’s net earnings. The Company holds $5.5 million in Patronage Capital Certificates from the Rural Telephone Finance Cooperative.

The Company’s share of Rural Telephone Finance Cooperative net earnings, included in interest and dividend income was $740,000, $543,000 and $501,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

The Iowa Telecom credit facilities are secured by substantially all of the Company’s tangible and intangible assets, properties and revenues. The credit facilities are guaranteed by all of the Company’s wholly owned subsidiaries.

The Iowa Telecom credit facilities permit the Company to pay dividends to holders of its common stock; however, they contain significant restrictions on the ability to do so. The credit facilities contain certain negative covenants that, among other things, limit or restrict the Company’s ability (as well as those of its subsidiaries) to: create liens and encumbrances; incur debt, issue preferred stock, or enter into leases and guarantees; enter into loans, investments and acquisitions; make asset sales, transfers or dispositions; change lines of business; enter into hedging agreements; pay dividends, redeem stock, or make certain restricted payments; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback or synthetic lease transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to its fiscal year; and engage in mergers and consolidations.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

The Iowa Telecom credit facilities require the Company, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require the Company, subject to certain exceptions, to make prepayments under the credit facilities for equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans (adjusted to exclude the effects of borrowings to fund permitted acquisitions) through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of December 31, 2008, no prepayment amounts were due under these provisions.

The Iowa Telecom credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which the Company was in compliance with as of December 31, 2008.

EN-TEL Communications LLC (“EN-TEL”) Debt

On July 18, 2008, the Company acquired Bishop Communications Corporation (“Bishop Communications”). As part of the acquisition, the Company assumed debt of $13.0 million issued by EN-TEL, a majority owned subsidiary of Bishop Communications. The EN-TEL debt consists of promissory notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.19%. The notes have a fixed interest rate for specific periods of time ranging from December 2008 through December 2013 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The promissory notes mature in 2015 and 2018. Principal payments of $599,000 were made in 2008.

The notes are secured by the assets of EN-TEL. The debt agreements restrict dividends paid by EN-TEL, and no amounts are currently available for dividends.

Interest Rate Swap

On August 26, 2005, the Company amended the interest rate swap agreement that was originally entered into on November 4, 2004. The amended swap agreement resulted in two identical swap agreements which each fixed the interest rate the Company will pay on $175.0 million of indebtedness under Term Loan B, for a total swap notional value of $350.0 million. Effective September 26, 2008, the Company terminated one of its swap agreements which the Company had designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. The Company entered into a new swap agreement effective September 30, 2008, to replace the terminated swap agreement. The amended terms of the new swap agreement and the remaining swap agreement effective August 31, 2005, effectively convert the variable rate interest payments due on $350.0 million of Term Loan B to a fixed rate of 5.87% through maturity of November 23, 2011.

9. COMMON AND PREFERRED STOCK

Common Stock—The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value. Holders of common stock have one vote per share. As of December 31, 2008, the Company had 31,500,687 shares of common stock issued and outstanding.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

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

10. INCOME TAXES

The Company’s provision for income taxes for the years ended December 31, 2006, 2007 and 2008 differed from the amounts determined by applying the statutory federal income tax rate of approximately 35% to income before taxes for the following reasons:

	2006	2007	2008
	(in thousands)
Expense at Federal Rate	$16,223	$17,591	$14,135
Increase (Decrease) resulting from:
State income tax	1,864	3,190	2,607
Valuation allowance	(5,903)	—	—
Other, net	125	164	603

Total income tax expense	$12,309	$20,945	$17,345

Income tax expense (benefit) consisted of the following for the years ended December 31:

	2006	2007	2008
	(in thousands)
Current Tax Expense (Benefit):
Federal	$467	$712	$(90)
State	162	260	149
Deferred Income Tax Expense:
Federal	9,942	17,032	13,424
State	1,738	2,941	3,862

Total income tax expense	$12,309	$20,945	$17,345

Current income tax expense (benefit) for 2006, 2007 and 2008 was primarily due pursuant to alternative minimum tax requirements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

The Company’s deferred income tax asset (liability) consisted of the following temporary differences at December 31:

	2007	2008
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforward	$65,984	$58,998
Allowance for doubtful accounts	140	266
Alternative minimum tax credit carryforward	1,793	1,513
Stock-based compensation	1,932	2,776
Loss on interest rate swap	691	9,298
Other	639	1,554

Total	$71,179	$74,405

Deferred Tax Liabilities:
Depreciation and amortization	$(101,711)	$(120,650)
Other	(4,983)	(1,486)

Total	$(106,694)	$(122,136)

Net deferred tax liability	$(35,515)	$(47,731)

Current portion of deferred tax liability	$(260)	$(156)
Long-term deferred tax liability	(35,255)	(47,575)

Total deferred tax liability	$(35,515)	$(47,731)

The Company files income tax returns in the U.S. federal jurisdiction and five state jurisdictions. The Company has been notified by the Minnesota Department of Revenue that an acquired subsidiary will be audited. The periods to be audited are prior to Iowa Telecom’s ownership and the Company is fully indemnified for any tax obligations resulting from such matters. The Company is not currently under income tax examination in any other jurisdiction. For federal and state tax purposes, the Company’s 2001 through 2008 tax years remain open for examination by the tax authorities due to net operating losses remaining to be utilized.

The Company had no unrecognized tax benefits at the time of adoption of FIN 48 on January 1, 2007, or as of December 31, 2007 and 2008.

The following is a summary of activity for the valuation allowance of deferred tax assets for the years ended December 31, 2006, 2007 and 2008:

Year Ended December 31,	Beginning Balance	Additional Charges to Income	Deduction from Reserve	Ending Balance
2006	$5,555	$—	$(5,555)	$—
2007	—	—	—	—
2008	—	—	—	—

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

A valuation allowance had been provided at December 31, 2005, for the deferred tax assets that expire over time to the extent that they exceeded the net deferred tax assets and liabilities resulting from reversing temporary differences. The Company determined that, based upon the evidence available as of June 30, 2006, and as of the end of each period thereafter, the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will be, more likely than not, sufficient to utilize the entire deferred tax asset. As such, the Company determined that no valuation allowance was required for its deferred tax assets and reversed the remaining valuation allowance during 2006.

At December 31, 2008, the Company had unused tax net operating loss carryforwards of approximately $149.0 million which expire in 2021 to 2024.

11. OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) was comprised of the following components as of December 31:

	2007	2008
	(in thousands)
Cumulative unrealized loss on derivative, net of taxes	$(982)	$(12,917)
Minimum pension liability adjustment, net of taxes	(792)	(2,374)
Minimum other postretirement benefit obligation, net of taxes	2,411	983

	$637	$(14,308)

Components of other comprehensive income (loss) for the twelve months ended December 31 were:

	Other Comprehensive Income
	2006	2007	2008
	(in thousands)
Unrealized earnings (loss) on derivatives	$1,992	$(14,700)	$(20,528)
Income tax (expense) benefit including reversal of valuation allowance	(5,380)	6,071	8,593
Minimum pension liability adjustment	4,751	6,680	(5,177)
Income tax benefit (expense) including reversal of valuation allowance	441	(2,759)	2,167

Total other comprehensive income (loss)	1,804	(4,708)	(14,945)
Initial impact upon adoption of SFAS No. 158:
Pension	(1,825)	—	—
Income tax benefit	754	—	—
Other postretirement obligations	(1,031)	—	—
Income tax benefit	426	—	—

Total	$128	$(4,708)	$(14,945)

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

12. LEASES

The Company leases property in various locations throughout its service area. Future minimum rental payments required under operating leases that have initial or remaining lease terms in excess of one year are as follows as of December 31, 2008:

(in thousands)
2009	$243
2010	146
2011	93
2012	92
2013	81
Thereafter	157

Total	$812

Rental expense for the years ended December 31, 2006, 2007 and 2008 was $403,000, $415,000, and $402,000, respectively.

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

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan, that covers many former GTE Midwest Incorporated (“GTE”) employees. The provisions of the Plan were assumed by the Company in connection with the GTE Acquisition in 2000. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump-sum benefits and various annuity options.

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

Components of pension benefit costs and weighted average actuarial assumptions at December 31, were:

	2006	2007	2008
	(in thousands)
Pension benefit cost:
Service cost	$234	$236	$220
Interest cost	1,256	738	753
Expected return on plan assets	(687)	(615)	(700)
Amortization of unrecognized actuarial loss	473	168	10
Amortization of prior service cost	—	—	27

Net periodic benefit cost	1,276	527	310

Settlement loss	2,985	—	—

Net periodic benefit cost, with adjustments	$4,261	$527	$310

Actuarial assumptions:
Discount rate	5.50%	5.75%	6.50%
Expected return on plan assets	6.26%	7.00%	7.00%
Long-term rate of compensation increase	4.00%	4.00%	4.00%

During 2006, the lump-sum distributions from the Plan exceeded the settlement threshold equal to the sum of the service cost and interest cost components of net periodic pension cost resulting in an additional charge to income of $3.0 million. Lump-sum distributions during 2007 and 2008 did not exceed the settlement threshold and therefore no settlement loss was recorded and income was not impacted by a settlement loss.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

The change in projected benefit obligation, change in plan assets, and funded status of the plan at December 31 were:

	2007	2008
	(dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$12,646	$11,450
Service cost	236	220
Interest cost	738	753
Actuarial (gain) loss	(1,716)	754
Benefits paid	(731)	(146)
Amendments	277	—

Projected benefit obligation at end of year	$11,450	$13,031

Change in plan assets:
Fair value of plan assets at beginning of year	$7,355	$9,576
Actual return on plan assets	549	(1,040)
Employer contributions	2,403	1,000
Benefits paid	(731)	(146)

Fair value of plan assets at end of year	$9,576	$9,390

Funded status at end of year:
Benefit obligation in excess of plan assets	$(1,874)	$(3,641)

Amounts recognized in accumulated other comprehensive income:
Net loss	$1,073	$3,557
Prior service cost	277	250

Net amount recognized at year end	$1,350	$3,807

Actuarial assumptions:
Discount rate	6.50%	6.25%
Lump sum conversion rate-Salaried Employees	6.00%	5.75%
Lump sum conversion rate-Hourly Employees	5.50%	5.25%
Long-term rate of compensation increase	4.00%	4.00%

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income (loss) into the net periodic benefit cost over the next fiscal year are $232,000 and $27,000, respectively.

The discount rate the Company used is based on the yield of a portfolio of high quality, fixed income debt instruments matched against the timing and amounts of projected future benefits. The expected return on plan assets is based on the Company’s asset allocation mix and historical returns, taking into account current and expected market conditions. The actual return on pension plan assets, net of trust paid expenses, was (10.4%) in 2008, and 6.9% in 2007.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31 were:

	2007	2008
	(in thousands)
Projected benefit obligation	$11,450	$13,031
Accumulated benefit obligation	9,735	11,225
Fair value of plan assets	9,576	9,390

Cash Contributions

The following table details the Company’s cash contributions for the years ended December 31, 2007 and 2008, and the expected contributions for 2009 (in thousands):

2007	$2,403
2008	1,000
2009 (expected)	750

The Company’s policy with respect to funding the qualified plans is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes.

Benefit Payments

The following table details expected benefit payments for the years 2009 through 2018 (in thousands):

2009	$627
2010	714
2011	829
2012	865
2013	935
Years 2014 – 2018	7,786

Asset Allocation Strategy

The Company’s pension plan asset allocation at December 31, 2007 and 2008, and target allocation for 2009 were as follows:

	Target Allocation	Percentage of Plan Assets December 31,
Assets Category	2009	2007	2008
Equity securities	35%	29%	23%
Debt securities	65%	71%	76%
Cash equivalents	—%	—%	1%

Total	100%	100%	100%

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

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

Defined Contribution Plan

The Company participates in two 401(k) savings plans for salaried and hourly employees that allow for voluntary contributions into designated investment funds. The Iowa Telecom Savings Plan covers all full-time salaried and hourly employees, with the Company matching employees’ contributions at the rate of either 75% or 66% of the first 6% of earnings deferred. The Company makes an annual non-elective contribution in the amount of 3% of eligible compensation on behalf of eligible employees. Company contributions to the plans were $1.5 million; $1.9 million and $2.0 million for the years ended December 31, 2006, 2007 and 2008, respectively.

The Company is in the process of merging assets of a third 401(k) plan acquired through the Bishop Communications acquisition in which these assets will be merged into Iowa Telecom salaried Savings Plan by July 1, 2009.

Postretirement Benefits

The Company assumed a postretirement benefit obligation plan for employees who qualified for benefits at the date of the GTE Acquisition. This plan provides for certain medical and life insurance benefits to select employees who satisfy the requirements for an early or normal pension under the defined benefit pension plan.

During the second quarter of 2007, the Company amended its post retirement welfare plan. The amendment eliminated medical benefits for certain retirees and reduced benefits for others. Life insurance benefits were eliminated for most retirees covered under the plan. At the time of the plan amendment, approximately 58% of employees covered under the plan chose to opt out of the postretirement welfare plan. The significant change in the number of plan participants required a re-measurement of the benefit obligations. The re-measurement resulted in a one time curtailment gain of $247,000 and reduction in the liability recorded for prior service costs of $5.6 million, which was to be amortized over 5.31 years as a component of the annual cost.

During the fourth quarter of 2008, the Company modified the agreement with the CWA. The modification resulted in another 26 employees opting out of the retiree medical plan effective November 30, 2008. This triggered a plan curtailment under FAS 106 which required the immediate recognition of a portion of the remaining $3.8 million unrecognized prior service credit that was being amortized over 5.31 years. Although the 26 opt-out employees represented only 29% of the plan participants, they were on the average younger than the other participants. This resulted in a curtailment service ratio of 66.2% and a curtailment gain of $2.5 million in the fourth quarter of 2008.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

Components of postretirement benefit costs and weighted average actuarial assumptions at December 31, were:

	2006	2007	2008
	(dollars in thousands)
Postretirement benefit cost (income):
Service cost	$182	$76	$13
Interest cost	485	306	190
Amortization of unrecognized prior service cost	(155)	(757)	(1,007)
Amortization of unrecognized net actuarial loss	95	88	13

Net periodic benefit costs (income)	607	(287)	(791)
Curtailment gain	—	(247)	(2,507)

Total postretirement benefit cost (income), with adjustments	$607	$(534)	$(3,298)

Actuarial assumptions:
Discount rate	5.25%	5.50%	6.0%

The change in accumulated benefit obligation, change in plan assets, and funded status of the plans at December 31 were:

	2007	2008
	(dollars in thousands)
Change in accumulated benefit obligation:
Accumulated benefit obligation at beginning of year	$9,464	$3,545
Service cost	76	13
Interest cost	306	190
Actuarial gain	(730)	(499)
Benefits paid	(246)	(159)
Amendments	(5,325)	(281)

Accumulated benefit obligation at end of year	$3,545	$2,809

Amounts recognized in the balance sheet:
Current liabilities	$329	$285
Non-current liabilities	3,216	2,524

Net amount recognized at year end	$3,545	$2,809

Amounts recognized in accumulated other comprehensive income:
Net loss	649	$137
Prior service cost (credit)	(4,757)	(1,524)

Net amount recognized at year end	$(4,108)	$(1,387)

Actuarial assumptions:
Discount rate	6.00%	6.25%

The estimated net loss and prior service cost (credit) that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0 and ($438,000), respectively.

The health care cost trend rate used in determining the accumulated postretirement benefit obligation at December 31, 2007 and 2008 was assumed to be 9.5%, decreasing incrementally until reaching an ultimate rate of 5.0% in 2016 and 2017, respectively.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

Assumed health care cost trend rates have a minor effect on the amount reported for health care plans. A one percentage point change in the assumed health care cost trend rates would have no impact on total service, interest cost components or accumulated postretirement benefit obligations for the year ended December 31, 2008.

Cash Contributions and Benefit Payments

The Company’s postretirement benefits are unfunded, and therefore cash contributions for postretirement benefits are equal to the benefit payments.

The following table details the cash contributions and benefit payments for the years ended December 31, 2006, 2007 and 2008, and the expected cash contributions and benefit payments for 2009 through 2018 (in thousands):

2006	$303
2007	246
2008	159
2009 (expected)	285
2010 (expected)	286
2011 (expected)	296
2012 (expected)	269
2013 (expected)	259
Years 2014 – 2018 (expected)	1,153

All benefit payments for other postretirement benefits are voluntary, as the postretirement plans are not funded, and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent claims paid for medical and life insurance, and the Company anticipates the 2009 postretirement benefit payments will be made from cash generated from operations.

14. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares, of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s initial public offering, 518,340 have been exercised and 677,579 remained outstanding as of December 31, 2008. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the Company’s initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

The Company recorded $1.1 million, $1.0 million and $1.1 million of stock-based compensation expense during 2006, 2007 and 2008, respectively, to reflect the change in the fair value of the options from the reduction of the exercise price resulting from the declaration of cash dividends.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

The fair value of each option grant and subsequent modification is estimated using the Black-Scholes option-pricing model. The table below depicts the weighted-average assumptions used in determining the options’ fair value at the time of the exercise price reductions.

	Year Ended December 31,
	2006		2007		2008
Weighted average expected life	2.84	yr	2.23	yr	1.29	yr
Risk free interest rate	4.87%		4.14%		1.38%
Volatility(1)	22	%(1)	22	%(1)	33.8%
Dividend yield	0%		0%		0%

(1)	Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate for a pool of similar entities was used.

A summary of the status of options granted under the 2002 Incentive Plan as of December 31, 2007 and 2008, and the changes during the years then ended, is presented below:

	Year Ended December 31, 2007		Year Ended December 31, 2008
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	682,579	$4.72	677,579	$3.10
Exercised	(5,000)	$4.14	—	$—

OUTSTANDING AT DECEMBER 31,	677,579	$3.10	677,579	$1.48

Options exercisable at DECEMBER 31,	677,579	$3.10	677,579	$1.48

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life In Years	Number	Weighted Average Exercise Price per Share	Weighted Average Aggregate Intrinsic Value
$1.01 to $1.50	533,005	3.3	533,005	$1.31	$6,913,476
$1.51 to $2.00	129,379	3.7	129,379	$1.86	$1,607,420
$4.01 to $4.50	15,195	5.1	15,195	$4.44	$149,455

The weighted average exercise price of options exercisable at December 31, 2008, reflects the reductions required by the plan as a result of the declaration of cash dividends. Pursuant to the 2002 Incentive Plan, all options became fully vested on November 23, 2004, as a result of the change in share ownership resulting from the Company’s initial public offering of common stock.

The total intrinsic value of options exercised during 2006 and 2007 was $4.0 million and $93,000, respectively. There were no options exercised during 2008. The Company received total cash proceeds of $1.7 million and $21,000, respectively, related to the exercise of options during 2006 and 2007. The income tax benefit realized as a result of options exercised was $48,000 and $7,000 during 2006 and 2007, respectively.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

2005 Stock Incentive Plan

The Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) allows for the issuance of up to an aggregate of 1.5 million shares of restricted or unrestricted stock, of which 634,800 shares of restricted stock, net of forfeitures and cancellations, have been awarded to various officers and employees of the Company and 8,757 shares of unrestricted stock have been issued to members of the Company’s Board of Directors.

A summary of the status of the restricted shares awarded pursuant to the 2005 Incentive Plan as of December 31, 2007 and 2008, and the changes during the years then ended, is presented below:

	Year Ended December 31, 2007		Year Ended December 31, 2008
	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
OUTSTANDING AT BEGINNING OF YEAR	339,300	$18.50	378,475		$19.64
Granted	133,000 (1)	21.80	174,500	(2)	16.73
Vested	(81,825)	18.47	(81,825)		18.47
Cancelled/Forfeited	(12,000)	19.32	—		—

OUTSTANDING AT END OF YEAR	378,475	$19.64	471,150		$18.77

(1)	Weighted average vesting period at grant date for shares granted is 59 months.
(2)	Weighted average vesting period at grant date for shares granted is 61 months.

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award. The Company recorded $1.2 million, $1.7 million and $2.4 million of stock-based compensation expense related to the 2005 Incentive Plan during 2006, 2007 and 2008, respectively. The remaining amount to be charged to expense for unvested awards over the remaining service periods of 4.25 years is $6.2 million. The Company also recorded $13,000, $13,000 and $93,000 respectively, of expense during 2006, 2007 and 2008 related to the unrestricted shares issued to members of its Board of Directors. The total fair value of shares vested during 2007 and 2008 was $1.7 million and $1.5 million, respectively. No shares vested during 2006.

The Company has a policy that permits the repurchase of a portion of vested shares from participants upon their vesting in order to satisfy tax withholding obligations. The aggregate fair market value of such repurchases may not exceed the participant’s minimum statutory tax withholding obligation due upon vesting. During 2007 and 2008, the Company reacquired 26,902 shares and 27,353 shares, respectively, for this purpose. No shares were reacquired by the Company during 2006.

During 2006, the Company recognized $831,000 of income tax benefit related to all stock-based compensation arrangements, excluding the effects related to the reversal of our income tax valuation allowance. During 2007 and 2008, the Company recognized $1.0 million and $1.1 million, respectively, of income tax benefit related to all stock-based compensation arrangements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

15. RELATED PARTY TRANSACTIONS

During 2006 the Company sold network and special access services to a significant stockholder. The Company also purchased certain services including switch monitoring and telecommunication circuits from the related party and resold certain products obtained from the related party. During 2006, the significant stockholder reduced its holdings of the Company’s common stock, and therefore, as of December 31, 2006, is no longer considered a related party. During 2007, there were no material related party transactions. In 2008, the Company leased fiber both to and from certain entities that are accounted for using the equity method. The following table summarizes the amounts included in the accompanying financial statements related to these services:

	2006	2007	2008
	(in thousands)
Revenues	$2,317	$—	$91
Expenses	$10,203	$—	$30
Accounts receivable	$—	$—	$215

In 2008, the Company was reimbursed $387,000 for labor, management and other services provided to certain entities that are accounted for using the equity method.

16. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On November 21, 2008, the Company announced a definitive agreement to acquire substantially all of the assets of Sherburne Tele Systems, Inc. (“Sherburne”) for a total purchase price of $80.6 million, subject to certain adjustments and regulatory approvals. The Company intends to fund the acquisition of Sherburne with the proceeds of $75.0 million of new term debt issued under existing credit facilities, borrowings on the revolving credit facility and cash on hand.

Sherburne is a closely held telecommunications company headquartered in Big Lake, Minnesota, less than 30 miles from the headquarters of Bishop Communications, which we acquired on July 18, 2008. As of December 31 2008, Sherburne served 15,500 incumbent local exchange carrier access lines, 10,200 competitive local exchange carrier lines, 13,900 DSL high-speed Internet customers and 3,700 video customers, primarily in communities and rural areas adjacent to the Minnesota/St. Paul Metropolitan Area. Sherburne’s operations include its incumbent local exchange carrier services, marketed as Connections, Etc., and competitive local exchange carrier services provided through its wholly-owned subsidiary, Northstar Access.

17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Derivative Financial Instruments

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

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Interest Rate Swaps—These included the Company’s interest rate swap derivative instruments. The fair value of the interest rate swaps were determined based on the present value of expected future cash flows using discount rates appropriate with consideration given to the Company’s non-performance risk utilizing inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. Deducted from the December 31, 2008, interest rate swap fair value calculation was a $2.2 million adjustment in consideration of the Company’s non-performance risk. The Company’s non-performance risk is assessed based on the current trading discount of its Term Loan B debt as the swap agreements are secured by the same collateral. The fair value of the interest rate swaps is recorded in the Other Long-Term Liabilities section of the Company’s Consolidated Balance Sheets.

Cash equivalents consist of funds invested in bank accounts and money market funds that have daily liquidity. Therefore, cash and cash equivalents are categorized as Level 1. The following table presents fair value of the Company’s cash and cash equivalents and interest rate swaps:

	Fair Value Measurements as of December 31, 2008
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Cash equivalents	$5,525	$5,525	$5,525	$—	$—
Interest Rate Swaps	$22,155	$22,155	$—	$22,155	$—

See footnote 18 for additional information regarding the fair value of the Company’s interest rate swap agreements.

Carrying Amount and Fair Value of Other Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents—The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Investments—Long-term investments consist primarily of Rural Telephone Finance Cooperative (“RTFC”) Subordinated Capital Certificates. It is not practicable to estimate the fair value of the RTFC Subordinated Capital Certificates because there is no quoted market price for these instruments. Therefore, the RTFC Subordinated Capital Certificates are recorded at cost. Ownership of RTFC Subordinated Capital Certificates is a requirement of the Company’s debt agreement with the RTFC.

Debt—The fair value of the Term Loan C, Term Loan D and EN-TEL debt was estimated using discounted cash flow calculations and current market interest rates. The fair value of the Term Loan B debt was estimated based upon recent observable transactions for the Term Loan B debt. For 2007, the Term Loan B debt was considered to be equal to the carrying value because the interest payments are based on LIBOR rates that are

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

reset every three months and the Company did not believe its credit risk had changed materially from the date the applicable LIBOR rate adder of 1.75% per annum was set. See footnote 8 for additional information regarding the Company’s long-term debt.

The estimated fair value of the Company’s financial instruments as of December 31, 2007 and 2008, was as follows:

	2007		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$21,919	$21,919	$11,605	$11,605
Financial Liabilities:
Fixed Rate long-term debt:
Term Loan C	$70,000	$72,533	$70,000	$67,356
Term Loan D	$7,778	$8,059	$7,778	$7,484
EN-TEL debt	$—	$—	$12,444	$12,260
Floating rate debt:
Term Loan B	$400,000	$400,000	$400,000	$315,000

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables, cash and temporary cash investments and interest rate swaps.

The Company places its cash and cash equivalents with high credit quality financial institutions. The Company also periodically evaluates the credit-worthiness of the institutions with which it invests.

18. DISCLOSURES ABOUT FAIR VALUE OF INTEREST RATE SWAPS

On August 26, 2005, the Company amended the interest rate swap agreement that was originally entered into on November 4, 2004. The amended swap agreement resulted in two identical swap agreements, which each fixed the interest rate the Company will pay on $175.0 million of indebtedness under Term Loan B, for a total swap value of $350.0 million.

The guarantor of a floating rate payer under one of the interest rate swap agreements declared bankruptcy during the third quarter of 2008 resulting in a default of the agreement. In accordance with the agreement, the Company elected to terminate the agreement effective September 26, 2008. The swap agreement had been designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. The termination of the swap resulted in a credit to income of $1.8 million and the change in fair value attributable to hedge ineffectiveness resulted in an expense of $676,000. The net expense reduction of $1.2 million was recorded in the Other Income (Expense) section of the Company’s Consolidated Statements of Income for the year ended December 31, 2008. Other Comprehensive Income of $870,000 related to the terminated hedge recorded in the Company’s Consolidated Statements of Stockholders’ Equity will be amortized as an expense in the Other Income (Expense) section of the Company’s Consolidated Statements of Income throughout the remaining term of the terminated hedge transaction until November 23, 2011. The Company recorded $129,000 of expense related to the amortization of Accumulated Other Comprehensive Income (loss)

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

for the year-ended December 31, 2008 in the Other Income (Expense) section of the Company’s Consolidated Statements of Income.

The Company entered in to a new interest rate swap agreement effective September 30, 2008, which the Company designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. The new swap agreement, coupled with the remaining August 2005 interest rate swap agreement, effectively converts the variable rate interest payments due on $350.0 million of Term Loan B to a fixed rate of 5.87% through maturity of November 23, 2011. The purpose of the swap agreements is to adjust the interest rate profile of the Company’s debt obligations and to achieve a target mix of floating and fixed rate debt.

During 2008, the fair market value of the swap instruments decreased by $20.3 million. The portion of the change in fair value attributable to hedge ineffectiveness, which for 2008 was a loss of $1.4 million inclusive of $676,000 of hedge ineffectiveness from the terminated swap discussed above, is recorded in the Other Income (Expenses) section of the Company’s Consolidated Statements of Income. The portion of the change in fair value attributable to hedge effectiveness is recorded, net of income tax effects, in the Accumulated Other Comprehensive Income (loss) section of the Company’s Consolidated Statements of Stockholder’s Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

During 2007, the fair market value of the swap instruments decreased by $15.4 million. The portion of the change in fair value attributable to hedge ineffectiveness, which for 2007 was a loss of $522,000, is recorded in the Other Income section of the Company’s Consolidated Statements of Income. The portion of the change in fair value attributable to hedge effectiveness is recorded, net of income tax effects, in the Accumulated Other Comprehensive Income (loss) section of the Company’s Consolidated Statements of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

During 2006, the fair market value of the swap instruments increased by $1.4 million. The portion of the change in fair value attributable to hedge ineffectiveness, which for 2006 was a loss of $368,000, is recorded in the Other Income (loss) section of the Company’s Consolidated Statements of Income. The portion of the change in fair value attributable to hedge effectiveness is recorded, net of income tax effects, in the Accumulated Other Comprehensive Income section of the Company’s Consolidated Statements of Stockholders’ Equity. In assessing hedge effectiveness, no portion of the gain or loss from the swap is excluded.

The fair value of the Company’s interest rate swaps has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments using discount rates appropriate with consideration given to the Company’s non-performance risk. The fair value of the interest rate swaps was in a liability position of $1.9 million and $22.2 million, respectively as of December 31, 2007 and 2008, and was recorded in the Other Long-Term Liabilities section of the Company’s Consolidated Balance Sheets.

19. SALE OF EXCHANGES

The Company closed on the sale of three exchanges representing approximately 600 access lines on April 28, 2006, and received proceeds of approximately $4.8 million. As part of the transaction, the Company retired net plant of $1.5 million and goodwill and other intangible assets of $2.0 million and recorded a gain of approximately $1.3 million, which is included in gain on sale of properties in the Consolidated Statements of Income. On July 1, 2006, the Company completed the sale of four exchanges representing approximately 2,000 access lines and received net proceeds of approximately $8.4 million. As part of the transaction, the Company retired net plant of $1.8 million and goodwill and other intangible assets of $3.7 million, and recorded a gain of approximately $2.9 million, which is included in gain on sale of properties in the Consolidated Statements of Income.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

20. BUSINESS ACQUISITIONS

Montezuma Telephone. On July 1, 2006, the Company acquired Montezuma Mutual Telephone Company, a provider of telecommunications, cable television and Internet services to customers in rural Iowa. The acquisition of Montezuma Telephone expanded the Company’s local exchange service area. The purchase price was $11.9 million and consisted of $11.7 million in cash consideration and $222,000 of direct transaction costs.

The allocation of the purchase price of Montezuma Mutual Telephone Company was as follows:

Allocation
(dollars in thousands)
Property, plant & equipment	$3,625
Current assets	$1,728
Liabilities	$(2,624)
Amortizable intangible assets	$2,620
Goodwill	$6,587
Weighted average useful life of amortizable intangibles	9 yr

Baker Communications. On August 1, 2006, the Company acquired Baker Communications, Inc. Baker Communications designs, develops and provides ongoing support of technology solutions for clients. The acquisition of Baker Communications provided growth beyond our local exchange service area. The purchase price was $8.8 million and consisted of $8.6 million in cash consideration and $148,000 of direct transaction costs.

The allocation of the purchase price of Baker Communications was as follows:

Allocation
(dollars in thousands)
Property, plant & equipment	$881
Current assets	$3,338
Liabilities	$(4,353)
Amortizable intangible assets	$3,450
Goodwill	$5,441
Weighted average useful life of amortizable intangibles	6 yr

Bishop Communications. On July 18, 2008, the Company acquired 100% of the outstanding stock of Bishop Communications, a provider of telecommunications, cable video and high speed Internet services to customers in portions of rural Minnesota. The acquisition of Bishop Communications expanded the Company’s service area and customer base. The purchase price was $33.1 million in cash, net of cash received, and assumed debt of $13.0 million, subject to potential working capital adjustments. The transaction did not result in a tax basis step-up, as such, the goodwill acquired is not deductible for tax purposes.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

The preliminary allocation of the purchase price of Bishop Communications is as follows:

Allocation
(dollars in thousands)
Property, plant & equipment	$35,926
Current assets	$8,031
Amortizable intangible assets	$2,770
Goodwill	$7,430
Other assets	$4,957
Investment in and receivable from RTFC	$1,933
Other current liabilities	$(3,926)
Debt	$(13,021)
Deferred tax liability	$(6,161)

The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of acquired assets and liabilities is developed. The preliminary allocation of the purchase price of Bishop Communications includes amortizable intangible assets consisting primarily of customer relationship intangibles which have a weighted average useful life of 11.6 years.

The results of operations for the acquired company are included in the Consolidated Statements of Income beginning on the acquisition date. The proforma impact of the acquisition was not material to the results of operations.

21. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED)

	2008
	First Quarter	Second Quarter(2)	Third Quarter	Fourth Quarter(3)
	(in thousands except per share amounts)
Operating revenues	$60,845	$58,177	$62,923	$65,020
Operating income	$19,512	$16,618	$16,798	$17,538
Net income	$6,957	$5,293	$5,723	$5,176
Earnings per share—basic	$0.22	$0.17	$0.18	$0.16
Earnings per share—diluted	$0.22	$0.16	$0.18	$0.16

	2007
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share amounts)
Operating revenues	$66,496	$62,735	$60,780	$61,390
Operating income	$25,611	$19,184	$18,772	$18,369
Net income	$10,473	$6,574	$6,291	$5,977
Earnings per share—basic	$0.33	$0.21	$0.20	$0.19
Earnings per share—diluted	$0.33	$0.20	$0.20	$0.19

(1)	Operating revenues included $4.8 million of revenue from certain non-recurring network access billing matters with connecting carriers.
(2)	Operating revenues included a $1.5 million unfavorable impact due to non-recurring network access billing matters.
(3)	Operating income included a pension curtailment gain of approximately $2.5 million.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls And Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008 (the “Evaluation Date”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As allowed by SEC guidance, management excluded from its assessment the 2008 acquisition of Bishop Communications, which accounted for approximately seven percent of consolidated total assets and approximately three percent of consolidated net sales. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

(b) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Iowa Telecommunications Services, Inc. and subsidiaries

Newton, Iowa

We have audited the internal control over financial reporting of Iowa Telecommunications Services, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Bishop Communications Corporation and subsidiaries, which was acquired on July 18, 2008 and whose financial statements constitute 19.4% and 6.8% of net and total assets, respectively, 3.5% of revenues, and 0.4% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Bishop Communications Corporation and subsidiaries. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2008.

/s/ DELOITTE & TOUCHE LLP

Des Moines, Iowa

February 27, 2009

******

ITEM 9B. Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers of the Registrant and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 2, 2009.

IOWA TELECOMMUNICATIONS SERVICES, INC.

/s/ ALAN L. WELLS
Alan L. Wells President, Chief Executive Officer and Director Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN L. WELLS Alan L. Wells	President, Chief Executive Officer and Director Principal Executive Officer	March 2, 2009

/s/ CRAIG A. KNOCK Craig A. Knock	Vice President, Chief Financial Officer and Treasurer, Principal Accounting Officer	March 2, 2009

/s/ KENNETH R. COLE Kenneth R. Cole	Director	March 2, 2009

/s/ NORMAN C. FROST Norman C. Frost	Director	March 2, 2009

/s/ BRIAN G. HART Brian G. Hart	Director	March 2, 2009

/s/ H. LYNN HORAK H. Lynn Horak	Director	March 2, 2009

/s/ CRAIG A. LANG Craig A. Lang	Director	March 2, 2009

/s/ KENDRIK E. PACKER Kendrik E. Packer	Director	March 2, 2009

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc.*

3.2	Amended and Restated By-Laws of Iowa Telecommunications Services, Inc.*

10.1	Settlement Agreement dated as of April 2, 2004, between Iowa Telecommunications Services, Inc., the Iowa Utilities Board, the Office of Consumer Advocate, and Coon Rapids Municipal Utilities, Grundy Center Municipal Communications Utility, Harlan Municipal Utilities, Reinbeck Municipal Telecommunications Utility, Manning Municipal Communication and Television System Utility, and The Community Cable Television Agency of O’Brien County.*

10.2	Amended and Restated Credit Agreement, dated as of November 23, 2004, among Iowa Telecommunications Services, Inc., the several lenders from time to time parties thereto, CIBC World Markets Corp. and Lehman Brothers Inc., as co-lead arrangers, National Rural Utilities Cooperative Finance Corporation, as co-arranger, CIBC World Markets Corp., as syndication agent, and the Rural Telephone Finance Cooperative, as administrative agent.*

10.3	Amendment No. 1 dated as of August 26, 2005 to the Amended and Restated Credit Agreement dated as of November 23, 2004 between the Company, the several lenders from time to time party thereto, and Rural Telephone Finance Cooperative, as administrative agent—incorporated by reference to Exhibit 10.1 to Iowa Telecom’s Current Report on Form 8-K dated August 26, 2005.

10.4	Amendment No. 2 dated as of July 14, 2008 to the Amended and Restated Credit Agreement dated as of November 23, 2004 between the Company, the several lenders from time to time party thereto, and Rural Telephone Finance Cooperative, as administrative agent—incorporated by reference to Exhibit 10.2 to Iowa Telecom’s Current Report on Form 8-K dated July 14, 2008.

10.5	Form of Mortgage and Security Agreement, dated as of November 23, 2004, by and between Iowa Telecommunications Services, Inc., as mortgagor and Rural Telephone Finance Cooperative, as mortgage.*

10.6	Amended and Restated Pledge and Security Agreement, dated as of November 23, 2004, by and between Iowa Telecommunications Services, Inc., as pledgor and Rural Telephone Finance Cooperative, as collateral agent.*

10.7	Amended and Restated Security Agreement, dated as of November 23, 2004, among Iowa Telecommunications Services, Inc., Iowa Telecom Communications, Inc., Iowa Telecom Data Services, L.C., Iowa Telecom Technologies, LLC, and Rural Telephone Finance Cooperative.*

10.8	Employment Agreement dated August 3, 2005 between Iowa Telecommunications Services, Inc. and Alan L. Wells - incorporated by reference to Exhibit 10.1 to Iowa Telecom’s Current Report on Form 8-K dated August 2, 2005. #

10.9	Iowa Telecommunications Services, Inc. Stock Incentive Plan, adopted on April 26, 2002.*

10.10	Amendment to Iowa Telecommunications Services, Inc. Stock Incentive Plan, approved as of October 29, 2004.* #

10.11	Non-Competition Agreement, dated as of November 16, 2004, between Iowa Telecommunications Services, Inc. and Iowa Networks Services, Inc.*

10.12	2005 Stock Incentive Plan—incorporated by reference to Exhibit A to Iowa Telecom’s Definitive Proxy Statement for the 2005 Annual Meeting filed on Schedule 14A on April 29, 2005. #

Exhibit Number	Description
10.13	Asset Purchase Agreement dated November 21, 2008 by and among Iowa Telecommunications Services, Inc., Sherburne Tele Systems, Inc. (“STS”), Sherburne County Rural Telephone Co., Sherburne Tel-Com, Inc., Sherburne Cable-Com, Inc., Sherburne Long Distance, Inc., Northstar Access, LLC, Northstar Tele-Com, Inc., Sherburne fiber-Com, Inc., those shareholders of STS set forth on the signature page of the agreement, and Robert K. Eddy in his capacity as the Shareholders’ Representative as defined in the agreement.

10.14	Stock Purchase Agreement dated as of February 5, 2008 among Iowa Telecommunications Services, Inc., the sellers named in the Agreement, and John M. Bishop as Sellers’ Representative-incorporated by reference to Exhibit 10.1 to Iowa Telecom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.24	Restricted Stock Agreement dated as of August 3, 2005 between Iowa Telecommunications Services, Inc. and Alan L. Wells—incorporated by reference to Exhibit 10.2 to Iowa Telecom’s Current Report on Form 8-K dated August 2, 2005. #

10.25	Form of Restricted Stock Agreement used under 2005 Stock Incentive Plan—incorporated by reference to Exhibit 10.3 to Iowa Telecom’s Current Report on Form 8-K dated August 2, 2005. #

21.0	Subsidiaries of Iowa Telecommunications Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Previously filed as exhibits to Iowa Telecom’s Registration Statement on Form S-1 (File No. 333-114349) and incorporated herein by reference thereto.
#	Management agreement or compensatory plan or arrangement.