Form 10-Q
period 2009-03-31
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2009-04-30
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of April 21, 2009 was 32,694,735.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	December 31, 2008	March 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,605	$6,715
Accounts receivable, net	23,320	21,418
Inventories	3,946	4,400
Prepayments and other current assets	3,149	4,284

Total Current Assets	42,020	36,817

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	601,782	604,264
Accumulated depreciation	(310,936)	(323,432)

Net Property, Plant and Equipment	290,846	280,832

GOODWILL	473,984	474,117
INTANGIBLE ASSETS AND OTHER, net	36,904	35,536
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	16,174	15,948

Total Assets	$859,928	$843,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$39,000	$33,000
Accounts payable	11,017	8,565
Advanced billings and customer deposits	8,615	9,152
Accrued and other current liabilities	32,429	27,342
Current maturities of long-term debt	1,219	1,242

Total Current Liabilities	92,280	79,301

LONG-TERM DEBT	489,003	488,683
DEFERRED TAX LIABILITIES	47,575	51,024
OTHER LONG-TERM LIABILITIES	28,326	28,523

Total Liabilities	657,184	647,531

COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
STOCKHOLDERS’ EQUITY:
Iowa Telecommunications Services, Inc. stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,500,687 and 31,925,803 issued and outstanding, respectively	315	319
Additional paid-in capital	327,264	328,768
Retained deficit	(110,814)	(119,449)
Accumulated other comprehensive loss	(14,308)	(14,269)

Total Iowa Telecommunications Services, Inc. Stockholders’ Equity	202,457	195,369
Noncontrolling interest	287	350

Total Stockholders’ Equity	202,744	195,719

Total Liabilities and Stockholders’ Equity	$859,928	$843,250

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2008	2009
REVENUES AND SALES	$60,845	$61,288
OPERATING COSTS AND EXPENSES:
Cost of services and sales (exclusive of items shown separately below)	18,613	20,234
Selling, general and administrative	10,115	12,202
Depreciation and amortization	12,605	13,990

Total Operating Costs and Expenses	41,333	46,426

OPERATING INCOME	19,512	14,862

OTHER INCOME (EXPENSE):
Interest and dividend income	378	873
Interest expense	(7,698)	(7,596)
Other, net	(259)	(159)

Total Other Expense, net	(7,579)	(6,882)

EARNINGS BEFORE INCOME TAXES	11,933	7,980
INCOME TAX EXPENSE	4,976	3,471

NET INCOME	6,957	4,509
Net loss attributable to noncontrolling interest	—	98

NET INCOME ATTRIBUTABLE TO IOWA TELECOMMUNICATIONS SERVICES, INC.	$6,957	$4,607

EARNINGS PER SHARE:
BASIC - Earnings Per Share	$0.22	$0.14

BASIC - Weighted Average Number of Shares Outstanding	31,444	31,594

DILUTED - Earnings Per Share	$0.21	$0.14

DILUTED - Weighted Average Number of Shares Outstanding	31,993	32,149

Dividends Declared Per Share	$0.405	$0.405

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

		Three Months Ended March 31, 2008 and 2009
	Common Shares	Common Shares	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2007	31,440,215	$314	$324,170	$(82,154)	$637	$—	$242,967
Net income	—	—	—	6,957	—	—	6,957
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(7,471)	—	(7,471)
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(144)	—	(144)

Total comprehensive income (loss)	—	—	—	6,957	(7,615)	—	(658)
Compensation from compensatory stock plans	5,000	—	870	—	—	—	870
Dividends declared ($.405 per share)	—	—	—	(12,959)	—	—	(12,959)

Balance, March 31, 2008	31,445,215	$314	$325,040	$(88,156)	$(6,978)	$—	$230,220

Balance, December 31, 2008	31,500,687	$315	$327,264	$(110,814)	$(14,308)	$287	$202,744
Net income (loss)	—	—	—	4,607	—	(98)	4,509
Unrealized gain on derivatives, net of tax effect	—	—	—	—	66	—	66
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(27)	—	(27)

Total comprehensive income (loss)	—	—	—	4,607	39	(98)	4,548
Compensation from compensatory stock plans	6,000	—	885	—	—	—	885
Exercise of employee stock options	419,116	4	585	—	—	—	589
Capital contributions from noncontrolling interest	—	—	34	—	—	161	195
Dividends declared ($.405 per share)	—	—	—	(13,242)	—	—	(13,242)

Balance, March 31, 2009	31,925,803	$319	$328,768	$(119,449)	$(14,269)	$350	$195,719

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,957	$4,509
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	12,231	13,582
Amortization of intangible assets	374	408
Amortization of debt issuance costs	148	174
Deferred income taxes	4,769	3,421
Non-cash stock based compensation expense	866	885
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	1,778	1,902
Inventories	(418)	(454)
Accounts payable	(1,064)	(2,447)
Other assets and liabilities	(6,448)	(4,457)

Net Cash Provided by Operating Activities	19,193	17,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,858)	(3,627)
Business acquisitions, net of cash acquired	—	(324)
Deposit for wireless licenses	(1,906)	—

Net Cash Used in Investing Activities	(7,764)	(3,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	(15,000)	(6,000)
Proceeds from exercise of stock options	—	589
Payment on long-term debt	—	(297)
Cash contributions from noncontrolling interests	—	195
Dividends paid	(12,887)	(12,949)

Net Cash Used in Financing Activities	(27,887)	(18,462)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,458)	(4,890)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,919	11,605

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,461	$6,715

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,672	$7,435

Cash paid for income taxes	$4	$1

SUPPLEMENTAL NON-CASH ACTIVITIES:

Dividends on Common Stock of $12,959 were declared on March 14, 2008 for shareholders of record as of March 31, 2008 and the dividends were paid on April 15, 2008.

Dividends on Common Stock of $13,242 were declared on March 16, 2009 for shareholders of record as of March 31, 2009 and the dividends were paid on April 15, 2009.

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Iowa Telecommunications Services, Inc. and Subsidiaries (the “Company” or “Iowa Telecom”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the financial positions, the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2008, that are included in the Company’s most recently filed annual report on Form 10-K as filed with the SEC.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of Accounting Review Bulletin No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of SFAS 160 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires acquisition related costs to be expensed as incurred. During the first quarter of 2009, the Company expensed acquisition related costs of $868,000 that had been deferred pursuant to SFAS No. 141 (“SFAS 141”) on acquisitions that did not close prior to the adoption date of SFAS 141(R) on January 1, 2009. Other than expensing acquisition costs deferred pursuant to SFAS 141 as discussed above, the adoption of SFAS 141(R) did not have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities
(“SFAS 161”) – an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 impacted disclosures only and did not have an impact on the Company’s consolidated financial condition, results of operations and cash flows. See footnote 8 for expanded disclosures related to the adoption of SFAS 161.

In December 2008, the FASB issued FAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets
(“FAS 132(R)-1”). FAS 132(R)-1 amends FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FAS 132(R)-1 also includes a technical amendment to Statement 132R that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. FAS 132(R)-1 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1 (“FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments. FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial information. FAS 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FAS 107-1, publicly traded companies must include disclosures about the fair value of their financial instruments whenever summarized financial information for interim reporting periods is issued. In addition, companies must disclose in the body or in the accompanying notes of their summarized financial information for interim reporting periods and in their financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FASB Statement No. 107. FAS 107-1 is effective for interim periods ending after June 15, 2009. FAS 107-1 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations and cash flows.

2. EARNINGS PER SHARE

Effective January 1, 2009, the Company adopted FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). Under EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Restricted stock granted to employees under the Company’s 2005 Stock Incentive Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. EITF 03-6-1 was adopted via retroactive application for the quarter ended March 31, 2008, resulting in no change to basic EPS and a decrease to diluted EPS of $0.01 to $0.21.

Basic earnings per share is computed based on the weighted average number of common shares issued and outstanding during the period, including unvested restricted shares. Diluted earnings per share is computed based on the weighted average common shares issued and outstanding plus equivalent shares assuming exercise of stock options. The dilutive effect of stock options is computed by application of the treasury stock method. The following is a reconciliation between basic and diluted weighted average shares outstanding:

	Three Months Ended March 31,
	2008	2009
	(in thousands, except per share amounts)
Net income attributable to Iowa Telecommunications Services, Inc.	$6,957	$4,607
Net income allocated to unvested compensatory stock	(94)	(84)

Net income attributable to Iowa Telecommunications Services, Inc. common shares	6,863	4,523

Basic shares outstanding:
Weighted average basic shares outstanding	31,874	32,182
Less unvested compensatory stock included in weighted average basic shares outstanding	(430)	(588)

Weighted average shares outstanding for basic earnings per common share	31,444	31,594

Diluted shares outstanding:
Weighted average shares outstanding for basic earnings per common share	31,444	31,594
Add shares issuable upon exercise of stock options, net	549	555

Weighted average number of shares outstanding – diluted	31,993	32,149

Earnings Per Share:
Basic	$0.22	$0.14
Diluted	$0.21	$0.14

As of March 31, 2008 and 2009, total options outstanding were 677,579 and 258,463, respectively.

3. NONCONTROLLING INTEREST

Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.

The following table presents the effects of changes in Iowa Telecom’s ownership interest in its partially-owned subsidiary on Iowa Telecom’s equity as required by the adoption of SFAS 160.

	Net Income Attributable to Iowa Telecommunications and Transfers (to) from the Noncontrolling Interest
	Three Months Ended March 31,
	2008	2009
	(dollars in thousands)
Net income attributable to Iowa Telecommunications Services, Inc.	$6,957	$4,607
Increase in Iowa Telecommunications Services, Inc. paid-in capital for issuance of shares	—	34

Change from net income attributable to Iowa Telecommunications Services, Inc. and transfers from noncontrolling interest	$6,957	$4,641

4. REVENUES AND SALES

The table below sets forth the components of revenues and sales for the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,
	2008	2009
	(dollars in thousands)
Local services	$17,691	$18,085
Network access services	22,662	21,854
Toll services	5,870	5,566
Data and internet services	8,078	9,655
Other services and sales	6,544	6,128

Total revenues and sales	$60,845	$61,288

5. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan that covers many former GTE Midwest Incorporated (“GTE”) employees and several union employees. The provisions of the Plan were assumed by the Company in connection with the GTE acquisition on June 30, 2000. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum benefits, and various annuity options. There were no contributions to the Plan made during the first quarter of 2009.

Components of pension benefit cost are as follows:

	Three Months Ended March 31,
	2008	2009
	(dollars in thousands)
Pension Benefit Cost:
Service cost	$55	$61
Interest cost	185	201
Expected return on plan assets	(175)	(168)
Amortization of unrecognized actuarial loss	7	57
Amortization of prior service cost	—	7

Net periodic benefit cost	$72	$158

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

Components of postretirement benefit cost (income) are as follows:

	Three Months Ended March 31,
	2008	2009
	(dollars in thousands)
Pension Benefit Cost (Income):
Service cost	$4	$1
Interest cost	51	42
Amortization of unrecognized actuarial loss	12	—
Amortization of prior service benefit	(264)	(110)

Net periodic benefit income	$(197)	$(67)

6. LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES

As of March 31, 2009
( in thousands)
Total Long-Term Debt:
Iowa Telecom senior secured term loans	$477,778
EN-TEL Communications, LLC notes payable	12,147

Total Debt	489,925
Current maturities of long-term debt	(1,242)

Long-Term Debt	$488,683

Iowa Telecom Credit Facilities

As of March 31, 2009, the Company had outstanding $477.8 million of senior debt under the Iowa Telecom term loan facilities and had $33.0 million drawn under its $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of March 31, 2009, $33.0 million was outstanding on the revolving credit facility and $67.0 million was available. Borrowings under the revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of March 31, 2009, the Company had $33.0 million outstanding under LIBOR elections at an average all-in rate of 2.52%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. The Company has entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of March 31, 2009, $350.0 million of Term Loan B was based upon a LIBOR election effective through June 30, 2009 at an all-in rate of 2.99%. As of March 31, 2009, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through April 13, 2009 at an all-in rate of 2.21%.

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

The credit facilities are secured by substantially all of the Company’s tangible and intangible assets, properties and revenues. The credit facilities are guaranteed by all of our wholly-owned subsidiaries.

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

and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans (adjusted to exclude the effects of borrowings to fund permitted acquisitions) through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of March 31, 2009, no prepayment amounts were due under these provisions.

The Iowa Telecom credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the Iowa Telecom credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which the Company was in compliance with as of March 31, 2009.

EN-TEL Communications, LLC Notes Payable

On July 18, 2008, the Company acquired Bishop Communications Corporation (“Bishop Communications”). As part of the acquisition, the Company assumed $13.0 million of debt of EN-TEL Communications, LLC (“EN-TEL”), a majority owned subsidiary of Bishop Communications. The assumed debt is represented by promissory notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.20%. The notes have a fixed interest rate for specific periods of time ranging from June of 2009 through December 2013 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The promissory notes mature in 2015 and 2018. Principal payments of $297,000 were made during the first quarter of 2009. The remaining scheduled payments are $923,000 in 2009, $1.3 million in 2010, $1.4 million in 2011, $1.5 million in 2012, $1.6 million in 2013, and $5.3 million thereafter.

The notes are secured by the assets of EN-TEL, a majority owned subsidiary of Bishop Communications. The debt agreements restrict dividends paid by EN-TEL and no amounts are currently available for dividends.

Interest Rate Swaps

On August 26, 2005, the Company amended an interest rate swap agreement that was originally entered into on November 4, 2004. The amended swap arrangement resulted in two identical swap agreements which each fixed the interest rate the Company will pay on $175.0 million of indebtedness under Term Loan B, for a total swap notional value of $350.0 million. Effective September 26, 2008, the Company terminated one of its swap agreements which the Company designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. The Company entered into a new swap agreement effective September 30, 2008 to replace the terminated swap agreement. The amended terms of the new swap agreement and the remaining swap agreement effective August 31, 2005, effectively convert the variable rate interest payments due on $350.0 million of Term Loan B to a fixed rate of 5.87% through maturity at November 23, 2011.

7. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares, of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s initial public offering, 937,456 have been exercised and 258,463 remained outstanding as of March 31, 2009. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the Company’s initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

During the three-month periods ended March 31, 2008 and 2009, the Company recorded $266,000 and $104,000, respectively, of stock-based compensation expense to reflect the change in the fair value of the options due primarily to the reduction of the exercise price resulting from the declaration of cash dividends.

The fair value of each option grant and subsequent modification is estimated using the Black-Scholes option-pricing model. The table below depicts the weighted-average assumptions used in determining the options’ fair value at the time of the exercise price reductions.

	Three Months Ended March 31,
	2008		2009
Weighted Average Expected Life (in years)	1.7	yr	0.7	yr
Risk free interest rate	1.8%		0.2%
Volatility	30%		40.5%
Dividend yield	0%		0%

A summary of the status of options granted under the 2002 Incentive Plan as of March 31, 2008 and 2009, and the changes during the three-month periods then ended, is presented below:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2009
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	677,579	$3.10	677,579	$1.48
Granted	—	—	—	—
Exercised	—	—	(419,116)	1.41

OUTSTANDING AT MARCH 31,	677,579	$2.70	258,463	$1.21

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life In Years	Number	Weighted Average Exercise Price per Share	Weighted Average Aggregate Intrinsic Value
$0.51 to $1.00	187,334	3.1	187,334	$0.90	$1,977,451
$1.01 to $1.50	55,934	3.1	55,934	$1.45	$559,850
$4.01 to $4.50	15,195	4.8	15,195	$4.04	$112,759

The weighted average exercise prices of options exercisable at March 31, 2009 reflect the reductions required by the plan as a result of the declaration of cash dividends.

2005 Stock Incentive Plan

The Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) allows for the issuance of up to an aggregate of 1.5 million shares of restricted or unrestricted stock, of which 933,800 shares of restricted stock, net of forfeitures and cancellations, have been awarded to various officers and employees of the Company, and 14,757 shares of unrestricted stock have been issued to members of the Company’s Board of Directors.

A summary of the status of the restricted shares awarded pursuant to the 2005 Incentive Plan as of March 31, 2008 and 2009, and the changes during the three-month periods then ended, is presented below:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2009
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
OUTSTANDING AT BEGINNING OF YEAR	378,475		$19.64	471,150		$18.77
Granted	174,500	(1)	16.73	299,000	(2)	13.77
Vested	—		—	—		—
Cancelled/Forfeited	—		—	—		—

OUTSTANDING AT MARCH 31,	552,975		$18.72	770,150		$16.83

(1)	Weighted average vesting period at grant date for shares granted is 61 months.
(2)	Weighted average vesting period at grant date for shares granted is 49 months.

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award. The Company recorded $524,000 and $704,000 of stock-based compensation expense during the three-month periods ended March 31, 2008 and 2009, respectively. The remaining amount to be charged to expense for the unvested awards over the remaining service periods is $9.6 million. The Company also recorded $77,000 of expense during the three-month periods ended March 31, 2008 and 2009 related to the unrestricted shares issued to members of its Board of Directors.

8. DISCLOSURES ABOUT FAIR VALUE OF INTEREST RATE SWAP

On August 26, 2005, the Company amended the interest rate swap agreement that was originally entered into on November 4, 2004. The amended swap agreement resulted in two identical swap agreements which each fixed the interest rate the Company will pay on $175.0 million of indebtedness under Term Loan B for a total swap value of $350.0 million.

The guarantor of a floating rate payer under one of the interest rate swap agreements declared bankruptcy during the third quarter of 2008 resulting in a default of the agreement. In accordance with the agreement, the Company elected to terminate the agreement effective September 26, 2008. The swap agreement had been designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. Accumulated Other Comprehensive Income (“Accumulated OCI”) of $870,000 related to the terminated hedge recorded in the Company’s Consolidated Statements of Stockholders’ Equity will be amortized as an expense in the Other Income (Expense) section of the Company’s Condensed Consolidated Statements of Income throughout the remaining term of the terminated hedge transaction until November 23, 2011.

The Company entered into a new interest rate swap agreement effective September 30, 2008, which the Company designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. The terms of the new swap agreement, coupled with that remaining August 2005 interest rate swap agreement, effectively convert the variable rate interest payments due on $350.0 million of Term Loan B to a fixed rate of 5.87% through maturity on November 23, 2011.

The Company is exposed to interest rate risk associated with the Company’s floating rate debt. The Company entered into interest rate swaps in order to manage interest rate risk and adjust the interest rate profile of the Company’s debt to achieve a target mix of floating and fixed rate debt.

The fair values of the interest rate swaps have been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments using discount rates appropriate with the consideration given to the Company’s non-performance risk. The inputs used in determining the fair value fall within Level 2 of the fair value hierarchy, as defined in SFAS No. 157, Fair Value Measurements (“SFAS 157”). See Note 10 for further information regarding the fair value measurement of the interest rate swaps.

		Fair Value
	Balance Sheet	As of December 31, 2008	As of March 31, 2009
		(dollars in thousands)
Interest rate swap contracts	Other long-term liabilities	$22,155	$22,215

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, the interest rate swaps held by the Company are designated and qualify as cash flow hedges of fixed-rate borrowings. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Gain or (Loss) Recognized in OCI			Gain or (Loss) Reclassified from Accumulated OCI into Income			Gain or (Loss) Recognized in Income
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2008	2009	Income Statement	2008	2009	Income Statement	2008	2009
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Other Comprehensive Income (loss)	$(12,727)	$50	Interest Expense	$626	$(2,331)	Other Expense	$(259)	$(173	)(1)

(1)

The amount of loss recognized in income represents $110,000 related to the ineffective portion of the hedging relationship and $63,000 related to the amortization of Accumulated OCI on the terminated hedge discussed above.

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Sherburne Tele Systems, Inc. (“Sherburne”). On November 21, 2008, the Company announced a definitive agreement to acquire substantially all of the assets of Sherburne Tele Systems, Inc. for a total purchase price of $80.6 million, subject to certain adjustments and regulatory approvals. The Company intends to fund the acquisition of Sherburne with the proceeds of $75.0 million of new term debt issued under existing credit facilities, borrowings on the revolving credit facility and cash on hand.

Sherburne is a closely-held telecommunications company headquartered in Big Lake, Minnesota, less than 30 miles from the headquarters of Bishop Communications, which we acquired on July 18, 2008. As of March 31, 2009, Sherburne served 15,100 incumbent local exchange carrier access lines, 9,900 competitive local exchange carrier lines, 14,400 DSL high-speed Internet customers and 3,700 video customers, primarily in communities and rural areas adjacent to the Minnesota/St. Paul Metropolitan Area. Sherburne’s operations include its incumbent local exchange carrier services, marketed as Connections, Etc., and competitive local exchange carrier services provided through its wholly-owned subsidiary, Northstar Access.

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

Interest Rate Swaps—These include the Company’s interest rate swap derivative instruments. The fair values of the interest rate swaps were determined based on the present value of expected future cash flows using discount rates appropriate with consideration given to the Company’s non-performance risk utilizing inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. Deducted from the March 31, 2009, interest rate swap fair value calculation was a $1.5 million adjustment in consideration of the Company’s non-performance risk. The Company’s non-performance risk is assessed based on the current trading discount of its Term Loan B debt as the swap agreements are secured by the same collateral. The fair value of the interest rate swaps is recorded in the Other Long-Term Liabilities section of the Company’s Consolidated Balance Sheets.

Cash equivalents consist of funds invested in bank accounts and money market funds that have daily liquidity. Therefore, cash equivalents are categorized as Level 1. The following table presents fair value of the Company’s cash equivalents and interest rate swaps:

	Fair Value Measurements as of March 31, 2009
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Cash equivalents	$7,435	$7,435	$7,435	$—	$—
Interest Rate Swaps	$22,215	$22,215	$—	$22,215	$—

See footnote 8 for additional information regarding the fair value of the Company’s interest rate swap agreements.

11. BUSINESS ACQUISITIONS

Bishop Communications. On July 18, 2008, the Company acquired 100% of the outstanding stock of Bishop Communications, a provider of telecommunications, video, and high speed Internet services to customers in portions of rural Minnesota. The acquisition of Bishop Communications expanded the Company’s service area and customer base. The purchase price was $33.1 million in cash, net of cash received, and assumed debt of $13.0 million, subject to working capital adjustments. The transaction did not result in a tax basis step-up, as such, the goodwill acquired is not deductible for tax purposes.

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

Information contained herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, “intend”, or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Overview

General

Iowa Telecommunications Services, Inc. (“Iowa Telecom”) and its subsidiaries provide wireline local exchange telecommunications services to residential and business customers in rural Iowa, Minnesota and Missouri. We currently operate 294 telephone exchanges serving 423 communities as the incumbent or “historical” local exchange carrier and are the sole telecommunications company providing wireline services in approximately 67% of these communities. In addition, we provide service to residential and business customers throughout Iowa and portions of Minnesota as a competitive local exchange carrier. In total, we provide services to approximately 238,500 access lines.

Our core business is the provision of local telephone service to end users and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 65% of our total revenues in the first three months of 2009, we provide long distance service, dial-up and DSL Internet access and other communications services. We provide services as the incumbent local exchange carrier through Iowa Telecom and its wholly-owned subsidiaries: Lakedale Telephone Company (“Lakedale Telephone”) and Montezuma Mutual Telephone Company (“Montezuma Telephone”). As part of our strategy of pursuing growth beyond our current service area, we compete for customers in Iowa in mostly adjacent markets through our competitive local exchange carrier subsidiaries Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Additionally, EN-TEL Communications LLC (“EN-TEL”) and Lakedale Link, Inc., are competitive local exchange carriers that provide local and long distance services in Minnesota. Together, ITC, IT Communications, EN-TEL and Lakedale Link, Inc. are referred to as the “CLEC” or our “CLEC Operations”.

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

•	the effect on our revenues of our rate and pricing structure, including recent and potential future changes in rate regulation at the state and federal levels;

•	our ability to control our variable operating expenses, such as sales and marketing expense;

•	the development of our competitive local exchange carrier strategy; and

•	our success integrating acquired operations.

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

The table below indicates the total number of access lines we serve and the number of customers subscribing to the indicated types of service as of the dates and for the periods shown:

	As of March 31,
	2008	2009(3)
Incumbent local exchange access lines(1)	210,300	206,100
Competitive local exchange carrier access lines(2)	26,700	32,400

Total access lines	237,000	238,500

Long distance subscribers	141,000	145,000
Dial-up Internet subscribers	20,800	15,100
DSL subscribers	65,800	78,200
Video subscribers(4)	10,700	21,400

(1)

Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 2,800 wholesale lines subscribed at March 31, 2008 and 2,100 at March 31, 2009.

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

The jurisdiction of the Iowa Utilities Board over our local retail rates changed dramatically as a result of state deregulatory legislation that became effective on July 1, 2005. Pursuant to this legislation, each telephone utility then subject to rate regulation, such as Iowa Telecom, was permitted to elect to deregulate its charges for all of its retail business and residential local exchange services except single line flat-rated residential and business service and extended area services (“EAS”), which remained rate-regulated until June 30, 2008, after which such authority sunset. The Iowa Utilities Board could have extended such sunset to no later than June 30, 2010, but determined on June 27, 2008, not to impose such an extension based on the level of competition in local telecommunications markets. The Iowa Utilities Board, through its jurisdiction to deregulate services based on the existence of effective competition, had already deregulated all of our rates for local exchange in 14 exchanges pursuant to a December 23, 2004 order, and after the July 1, 2005, legislation took effect, another 14 exchanges pursuant to a December 5, 2005, order, the latter order focusing only on single-line flat-rated service due to the July 1, 2005, deregulation of all other local exchange service rates statewide.

MCC is offering voice services through a business arrangement with Sprint Communications L.P. (“Sprint”). On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U.S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into an interconnection agreement with Sprint and asking the court to invalidate the agreement. On April 15, 2008, the court issued a ruling in favor of the Iowa Utilities Board and Sprint, therefore maintaining the status quo in which we are obligated to enter into an interconnection agreement with Sprint. We appealed this decision to the U.S. Court of Appeals for the Eighth Circuit on May 14, 2008. The Eighth Circuit issued an opinion on April 28, 2009 affirming the lower court’s decision (and, ultimately, the Board’s decision). We are currently reviewing the opinion and considering our next steps.

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

In addition to the disputes pending in federal district court and before the Iowa Utilities Board, we are also defending a complaint filed by MCC on July 31, 2006, in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The state court complaint seeks unspecified damages and costs and additional relief as warranted. This state court proceeding had been stayed pending the result of our first federal complaint. On September 9, 2008, the state court refused to lift the stay due to the pending appeal of the federal district court’s decision on the first complaint to the Eighth Circuit. The Eight Circuit issued their opinion on April 28, 2009. Although the stay is still in effect, we cannot predict how long it will continue nor how or when this state court litigation will be resolved.

Business Acquisitions: We completed the purchase of Bishop Communications on July 18, 2008. As of September 30, 2008, Bishop Communications provided telecommunications services to 11,600 access lines as the incumbent local exchange carrier, 4,600 access lines as a competitive local exchange carrier, 9,700 long distance subscribers, and Internet access service to more than 6,600 subscribers.

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

As of March 31, 2009, our CLEC served 32,400 access lines and accounted for 13.6% of Iowa Telecom’s total access lines. We plan to maintain a limited investment approach as we continue to grow our competitive local exchange carrier business.

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

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others. We receive federally administered universal service support, representing approximately 2% of our total revenue in the first three months of 2009, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject in 2000. In addition, Montezuma Telephone received high cost loop universal service support amounting to less than 1% of our revenue. Our incumbent local exchange carrier (Iowa Telecommunications, Inc.) and our independent incumbent local exchange carriers (Lakedale Telephone and Montezuma Telephone) switched access charges are based on rates approved by applicable state regulatory agencies. Our incumbent local exchange carrier and our independent incumbent local exchange carriers switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers to our incumbent local exchange carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

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

The following table summarizes our revenues and sales from these sources:

	Three Months Ended March 31,		% of Total Revenues and Sales for the Three Months Ended March 31,
	2008	2009	2008	2009
	(dollars in thousands)
Local services	$17,691	$18,085	29%	29%
Network access services	22,662	21,854	37%	36%
Toll services	5,870	5,566	10%	9%
Data and internet services	8,078	9,655	13%	16%
Other services and sales	6,544	6,128	11%	10%

Total revenues and sales	$60,845	$61,288	100%	100%

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of income for the periods indicated, expressed as a percentage of total revenues and sales:

	Three Months Ended March 31,
	2008	2009
Total revenues and sales	100%	100%
Cost of services and sales (excluding expenses listed separately below)	31%	33%
Selling, general and administrative	17%	20%
Depreciation and amortization	21%	23%

Operating income	31%	24%
Total other expenses, net	12%	11%

Income before income taxes	19%	13%
Income taxes	8%	6%

Net income	11%	7%

The results of operations for the three months ended March 31, 2009 include Bishop Communications which was acquired July 18, 2008.

Three Months Ended March 31, 2009 and 2008

Revenues and Sales

The table below sets forth the components of our revenues and sales for the three months ended March 31, 2009 compared to the same period in 2008:

	Three Months Ended March 31,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Revenues and Sales:
Local services	$17,691	$18,085	$394	2.2%
Network access services	22,662	21,854	(808)	-3.6%
Toll services	5,870	5,566	(304)	-5.2%
Data and internet services	8,078	9,655	1,577	19.5%
Other services and sales	6,544	6,128	(416)	-6.4%

Total revenues and sales	$60,845	$61,288	$443	0.7%

Local Services. Local services revenues increased $394,000, or 2.2%, for the three months ended March 31, 2009 as compared to the same period in 2008. The increase was primarily due to higher access lines resulting from the acquisition of Bishop Communications. From March 31, 2008 to March 31, 2009, total access lines increased by 1,500 including the loss of 4,200 incumbent local exchange carrier lines offset by an increase in lines served by our competitive local exchange carriers of 5,700. Excluding the lines acquired in the Bishop Communications transaction, incumbent local exchange carrier lines decreased by 15,400, while lines served by our competitive local exchange carriers increased by 1,300 lines from March 31, 2008 to March 31, 2009. The revenue from higher access lines was partially offset by lower revenue per line.

Network Access Services. Our network access services revenues decreased $808,000, or 3.6%, for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease was primarily due to lower minutes of use per access line and a decrease in the switched access rates for the CLEC operation in Iowa and Montezuma Telephone partially offset by the acquisition of Bishop Communications.

Toll Services. Our toll services revenues decreased by $304,000, or 5.2%, for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease in revenue was due to the decrease in minutes of use partially offset by the acquisition of Bishop Communications.

Data and Internet Services. Data and Internet services revenues increased by $1.6 million, or 19.5%, for the three months ended March 31, 2009 as compared to the same period in 2008. The increase was primarily a result of growth in revenue from our existing DSL Internet access service of $1.4 million combined with the acquisition of Bishop Communications. This increase was partially offset by decreases in dial-up Internet revenue of $298,000. We believe the decline in dial-up Internet access service customers primarily was the result of customer migration to broadband products such as our DSL service.

Other Services and Sales. Other services and sales revenues decreased by $416,000, or 6.4%, for the three months ended March 31, 2009 as compared to the same period in 2008. The revenue decrease was primarily due to lower CPE sales partially offset by the acquisition of Bishop Communications.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the three months ended March 31, 2009 compared to the same period in 2008:

	Three Months Ended March 31,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$18,613	$20,234	$1,621	8.7%
Selling, general and administrative	10,115	12,202	2,087	20.6%
Depreciation and amortization	12,605	13,990	1,385	11.0%

Total operating costs and expenses	$41,333	$46,426	$5,093	12.3%

Cost of Services and Sales. Cost of services and sales increased $1.6 million, or 8.7%, for the three months ended March 31, 2009 as compared to the same period in 2008. The increase was principally due to operating costs at Bishop Communications.

Selling, General and Administrative. Selling, general and administrative costs increased $2.1 million, or 20.6%, for the three months ended March 31, 2009 as compared to the same period in 2008. The increase was primarily a result of $1.2 million of acquisition related costs that were charged to expense in accordance with SFAS No. 141(R) which was adopted on January 1, 2009 and additional operating expenses from our acquisition of Bishop Communications.

Depreciation and Amortization. Depreciation and amortization increased $1.4 million, or 11.0%, for the three months ended March 31, 2009 as compared to the same period in 2008. The increase was primarily due to $1.2 million of depreciation and amortization expense at Bishop Communications and higher plant balances.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the three months ended March 31, 2009 compared to the same period in 2008:

	Three Months Ended March 31,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$378	$873	$495	131.0%
Interest expense	(7,698)	(7,596)	102	-1.3%
Other, net	(259)	(159)	100	-38.6%

Total other expense, net	$(7,579)	$(6,882)	$697	-9.2%

Interest and Dividend Income. Interest and dividend income increased $495,000 for the three months ended March 31, 2009 as compared to the same period in 2008. The increase was due to higher patronage income in 2009 primarily as a result of higher holdings in our Term B debt by a bank cooperative.

Interest Expense. Interest expense was $7.7 and $7.6 million for the three months ended March 31, 2008 and 2009, respectively. Interest expense remained steady year over year due to lower interest rates, which offset a higher average balance on the revolving line of credit in 2009 and the debt of EN-TEL.

Other, Net. Other, net was net expense of $159,000 resulting principally from the ineffectiveness of an interest rate swap agreement during the three months ended March 31, 2009. The $259,000 of expense in the same period in 2008 also related to the ineffective portion of our interest rate swap agreements.

Income Tax Expense

Income tax expense decreased by $1.5 million to $3.5 million for the three months ended March 31, 2009 as compared to $5.0 million for the same period in 2008 due to lower income before taxes. Income tax expense is being booked at an estimated rate of 43%.

During the three months ended March 31, 2008 and 2009, cash income taxes paid were $4,000 and $1,000, respectively, and relate primarily to payments of alternative minimum tax (AMT).

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements arise primarily from: (i) principal and interest payments related to our credit facilities; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our common stock; and (v) potential acquisitions.

The table below reflects the dividends declared or paid by the Company during 2008 and 2009:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 14, 2007	$0.405	December 31, 2007	January 15, 2008
March 14, 2008	$0.405	March 31, 2008	April 15, 2008
June 12, 2008	$0.405	June 30, 2008	July 15, 2008
September 15, 2008	$0.405	September 30, 2008	October 15, 2008
December 15, 2008	$0.405	December 31, 2008	January 15, 2009
March 16, 2009	$0.405	March 31, 2009	April 15, 2009

Our intention is to distribute a substantial portion of the cash generated by our business to our shareholders in regular quarterly dividends to the extent we generate cash in excess of our cash needs for operations, interest and principal payments on our indebtedness, and capital expenditures.

We intend to fund our operations, interest expense, principal payments, capital expenditures, working capital requirements and dividend payments on our common stock with cash from operations. For the three months ended March 31, 2008 and 2009, cash provided by operating activities was $19.2 million and $17.5 million, respectfully.

The purchase price of any significant future acquisitions may be paid in the form of equity securities, including common stock, and/or cash. To the extent cash is used, we intend to use borrowings under our revolving credit facility or, subject to the restrictions in our credit facilities, to arrange additional funding through the sale of public or private debt and/or equity securities, including common stock, or to obtain additional senior bank debt.

On November 21, 2008, the Company announced a definitive agreement to acquire substantially all of the assets of Sherburne for a total purchase price of $ 80.6 million, subject to certain adjustments and regulatory approvals. Sherburne is a closely held telecommunications company headquartered in Big Lake, Minnesota, less than 30 miles from the headquarters of Bishop Communications, which we acquired on July 18, 2008. The Company intends to fund the acquisition of Sherburne with the proceeds of $75.0 million of new term debt issued under our existing credit facilities, borrowings on our revolving credit facility and cash on hand. The new term debt is expected to bear interest per annum at a LIBOR rate plus 2.0% and will mature in November 2011. The Company intends to close the transaction by the middle of the year.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. We are not required to make any scheduled principal payments on Term Loans B, C and D, which will mature in November 2011. However, we may be required to make annual mandatory prepayments under these credit facilities with a portion of our available cash. We will need to refinance all or a portion of our indebtedness on or before maturity in 2011. Debt issued by EN-TEL, of approximately $12.1 million, will have principal payments of $923,000 in 2009, $1.3 million in 2010, $1.4 million in 2011, $1.5 million in 2012, $1.6 million in 2013, and $5.3 million thereafter.

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

We have historically funded our operations and capital expenditure requirements primarily with cash from operations and our revolving line of credit. The following table summarizes our Short-Term Liquidity and Adjusted Total Debt, as defined in our credit agreement, as of December 31, 2008 and March 31, 2009:

	As of
	December 31, 2008	March 31, 2009
	(dollars in thousands)
Short-Term Liquidity:
Current assets	$42,020	$36,817
Current liabilities	(92,280)	(79,301)

Net working capital deficit	$(50,260)	$(42,484)

Cash and cash equivalents	$11,605	$6,715
Available on revolving credit facility	$61,000	$67,000
Adjusted Total Debt:
Long-term debt	$489,003	$488,683
Current maturities of long-term debt	1,219	1,242
Revolving credit facility	39,000	33,000

Total debt	529,222	522,925
Minus:
RTFC Capital Certificates	(7,778)	(7,778)
Cash and cash equivalents	(11,605)	(6,715)

Adjusted Total Debt	$509,839	$508,432

The change in net working capital deficit from December 31, 2008 to March 31, 2009 is primarily due to the cash flow from operations. The reductions in current assets and current liabilities are mostly due to the use of cash and cash equivalents to reduce the outstanding balance on the revolving credit facility and property taxes.

The following table summarizes our Adjusted EBITDA, as defined in our credit agreement, and reconciles such Adjusted EBITDA to net income (which we believe is the most directly comparable GAAP financial measure to Adjusted EBITDA) for the three month periods ended March 31, 2008 and 2009:

	Three Months Ended March 31,
	2008	2009
	(dollars in thousands)
Adjusted EBITDA:
Net income	$6,957	$4,509
Income tax expense	4,976	3,471
Interest expense	7,698	7,596
Depreciation and amortization	12,605	13,990
Unrealized (gains) losses on financial derivatives	259	173
Non-cash stock-based compensation expense	866	885
Extraordinary or unusual (gains) losses	—	—
Non-cash portion of RTFC Capital Allocation	(102)	(337)
Other non-cash losses (gains)	—	—
Loss (gain) on disposal of assets not in ordinary course	—	—
Transaction costs	—	1,164

Adjusted EBITDA	$33,259	$31,451

The following table summarizes our sources and uses of cash for the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,
Description	2008	2009
	(dollars in thousands)
Net Cash Provided (Used) By:
Operating activities	$19,193	$17,523
Investing activities	$(7,764)	$(3,951)
Financing activities	$(27,887)	$(18,462)

Cash Provided by Operating Activities

Net cash provided by operating activities of $17.5 million for the three months ended March 31, 2009 decreased $1.7 million from 2008.

Cash Used in Investing Activities

The table below sets forth the components of cash used in investing activities for the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,
	2008	2009
	(dollars in thousands)
Network and support assets	$4,127	$2,809
Other	1,731	818

Total capital expenditures	5,858	3,627
Business acquisitions, net of cash acquired	—	324
Deposit for wireless licenses	1,906	—

Total	$7,764	$3,951

We expect that total capital expenditures, excluding those associated with the Sherburne acquisition, will be between approximately $25 million and $27 million in fiscal 2009. We expect to fund all of these capital expenditures through cash generated by our operations. Our capital expenditures can fluctuate from quarter to quarter, and are impacted to some extent by factors beyond our control, such as customer demand, the level of construction activity in our region, and weather.

During the first quarter of 2008, we participated in the FCC’s auction of 700 MHz Band licenses (Auction No. 73) after depositing $1.9 million with the FCC. We were the high bidder on three Cellular Market Area licenses in the 704-710 MHz, and
734-740 MHz bands. We submitted the balance of our $5.9 million total winning bids on April 17, 2008. The FCC issued the licenses during the second quarter of 2008. We currently hold 15 FCC Advanced Wireless Service licenses and hold three 700 MHz licenses in Iowa. Our ownership of these licenses subjects us to FCC regulation of the wireless services we may choose to provide and the technical operating characteristics of the network equipment we may utilize. In addition, our right to renew these licenses depends on our compliance with build-out requirements promulgated by the FCC. For the 700 MHz licenses, we must begin meeting such requirements in stages prior to the expiration of the initial 10-year license term, although these obligations do not apply until the current holders of the spectrum (television broadcasters that continue to use such spectrum for their digital broadcasts while they continue analog broadcasting) have vacated the spectrum. For our Advanced Wireless Service licenses, we must meet the FCC’s build-out requirements by the end of such licenses’ 15-year initial term. We cannot predict changes that may occur in the FCC’s regulation of our Advanced Wireless Services or 700 MHz licenses, the network we may build, or the services we may provide over the period of time we may hold the licenses.

Cash Used in Financing Activities

For the three months ended March 31, 2008 and 2009, net cash used in financing activities was $27.9 million and $18.5 million, respectively. The decrease in net cash used in financing activities of $9.4 million was primarily the result of lower level of payments related to the revolving credit facility.

Long-Term Debt and Revolving Credit Facilities

As of March 31, 2009
(dollars in thousands)
Total Long-Term Debt:
Iowa Telecom senior secured term loans	$477,778
EN-TEL Communications, LLC notes payable	12,147

Total Debt	489,925
Current Maturities of long-term debt	(1,242)

Long-Term Debt	$488,683

Iowa Telecom Credit Facilities

As of March 31, 2009, we had outstanding $477.8 million of senior debt under the Iowa Telecom term loan facilities, and had $33.0 million drawn under our $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of March 31, 2009, $33.0 million was outstanding on the revolving credit facility and $67.0 million was available. Borrowings under our revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of March 31, 2009, we had $33.0 million outstanding under LIBOR elections at an average all-in rate of 2.52%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of March 31, 2009, $350.0 million was outstanding under Term Loan B based upon a LIBOR election effective through June 30, 2009 at an all-in rate of 2.99%. We have entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of March 31, 2009, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through April 13, 2009 at an all-in rate of 2.21%.

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

The credit facilities are secured by substantially all of our tangible and intangible assets, properties and revenues. The credit facilities are guaranteed by all of our wholly-owned subsidiaries.

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

The Iowa Telecom credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans (adjusted to exclude the effects of borrowings to fund permitted acquisitions) through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of March 31, 2009, no prepayment amounts were due under these provisions.

The Iowa Telecom credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the Iowa Telecom credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of March 31, 2009.

EN-TEL Communications, LLC Notes Payable

On July 18, 2008, the Company acquired Bishop Communications Corporation (“Bishop Communications”). As part of the acquisition, the Company assumed debt of $13.0 million. The assumed debt is represented by promissory notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.20%. The notes have a fixed interest rate for specific periods of time ranging from June 2009 through December 2013 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The promissory notes mature in 2015 and 2018. Principal payments of $297,000 were made during the first quarter of 2009. The remaining scheduled payments are $923,000 in 2009, $1.3 million in 2010, $1.4 million in 2011, $1.5 million in 2012 and $7.0 million thereafter.

The notes are secured by the assets of EN-TEL, a majority-owned subsidiary of Bishop Communications. The debt agreements restrict dividends paid by EN-TEL and no amounts are currently available for dividends.

Interest Rate Swaps

On August 26, 2005, the Company amended an interest rate swap agreement that was originally entered into on November 4, 2004. The amended swap arrangement resulted in two identical swap agreements which each fixed the interest rate the Company will pay on $175.0 million of indebtedness under Term Loan B, for a total swap notional value of $350.0 million. Effective September 26, 2008, the Company terminated one of its swap agreements which the Company designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. The Company entered into a new swap agreement effective September 30, 2008, to replace the terminated swap agreement. The terms of the new swap agreement and the remaining swap agreement effective August 31, 2005, effectively convert the variable rate interest payments due on $350.0 million of Term Loan B to a fixed rate of 5.87% through maturity of November 23, 2011.

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

The Iowa Utilities Board took the position in the fourth quarter of 2008 that our incumbent local exchange carrier’s intrastate access rates have ceased to be subject to the intrastate switched access rate freeze since July 1, 2005, and are subject to challenge. The Board is currently considering such a challenge based on a February 20, 2008, MCImetro Transmission Access Transmission Services LLC, d/b/a Verizon Access Transmission Services and MCI Communications Services, Inc. d/b/a Verizon Business Services complaint filed with the Iowa Utilities Board against our local incumbent exchange carrier, our Iowa competitive local exchange carriers, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that such companies’ tariffed originating and terminating intrastate switched access rates of each are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We filed a motion to dismiss the complaint in light of our legislated price plan, and believe the substance of the complaint to be without merit given the absence of any rationale for the proposed decrease. The Iowa Utilities Board denied our motion to dismiss on November 14, 2008, a decision we cannot appeal until the Board issues a decision on the merits. In our initial round of testimony on March 5, 2009, we estimated that the potential annual effect of Verizon’s complaint on the incumbent local exchange carrier operations of Iowa Telecommunications Services, Inc. was $16 million based on current levels of access service demand. Following further rounds of testimony by Verizon and Iowa Telecom and Frontier, the final round of testimony will be filed by Verizon on June 29, 2009, with a hearing to be held starting July 13, 2009. We cannot predict when this proceeding will conclude and what the outcome may be.

On September 12, 2008, the Iowa Utilities Board issued an order commencing an inquiry into whether the Board should create an Iowa universal service fund (“USF”). At this point, the Board is seeking comment on preliminary issues, such as how it should determine whether an Iowa USF is needed, although the Board is also inquiring into certain broad policy and implementation issues assuming that an Iowa USF will be established. Comments were due October 27, 2008. The Board held an initial informal workshop on March 25, 2009 to discuss issues. This workshop may be followed by other workshops and/or an order commencing rulemaking. At this time, the Board has yet to state formally whether its Iowa USF inquiry is tied to potential reductions in intrastate access charges. We cannot predict whether the Board will establish a rulemaking as a result of its pending inquiry and, if assuming it does, the result of such rulemaking or its potential impact on our operations.

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

Obligations and Commitments

Our ongoing capital commitments include capital expenditures, debt service requirements and acquisition commitments. For the three months ended March 31, 2009, capital expenditures were $4.0 million; see “—Liquidity and Capital Resources—Cash Used in Investing Activities.”

The following table sets forth our contractual obligations as of March 31, 2009, together with cash payments due in each period indicated:

	Payments Due by Period
Obligation	Total	Apr. – Dec. 2009	2010 – 2011	2012 – 2013	2014 and after
	(dollars in thousands)
Current Debt:
Revolving credit facility(1)	$33,000	$—	$33,000	$—	$—
Current Maturities of long term debt	1,242	923	319	—	—
Interest payments on current maturities	—	—	—	—	—
Long-Term Debt:
Senior debt payments	477,778	—	477,778	—	—
Interest payments on senior debt(2)	66,536	19,471	47,065	—	—
EN-TEL debt payments	10,905	—	2,783	3,235	4,887
Operating Lease Payments	921	211	294	230	186

Total Contractual Obligations(3)	$590,382	$20,605	$561,239	$3,465	$5,073

(1)	Advances on the line of credit mature in periods within one year. The terms of the line of credit are a component of our senior debt agreement which expires in November 2011.

(2)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.
(3)	Excludes commitments for Sherburne of $80.6 million, subject to certain future adjustments and regulatory approvals.

As of March 31, 2009, no letters of credit were outstanding.

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

We perform an impairment review of goodwill and indefinite lived intangible assets annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. We performed an annual impairment review of goodwill and indefinite lived intangible assets as of August 31, 2008 primarily using discounted cash flow and market value of debt methodologies. No impairment of goodwill or other long lived assets resulted from the annual valuation.

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

As of December 31, 2008, our unused tax net operating loss carry forwards were $149.0 million, and will expire between 2021 and 2024. Additionally, the Company expects to be able to continue taking deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $41 million per year through June 2015. Based upon the evidence available as of March 31, 2009, the combination of the continued generation of taxable income from operations and reversing temporary differences will, more likely than not, be sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance was required for our deferred tax assets.

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

In the event that the swap agreements no longer qualify for cash flow hedge accounting treatment, all changes in fair market value would be reported currently in earnings and would be recorded in the Other Income (Expense) section of the Company’s Consolidated Statements of Income. Additionally, the net gain or loss remaining in accumulated other comprehensive income would be reclassified into earnings over the remainder of the term of the swap agreements. For the period ended March 31, 2009, the Company would have recognized in earnings a loss of $60,000 had the interest rate swaps ceased to qualify for hedge accounting.

The fair values of the interest rate swaps have been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments using discount rates appropriate with the consideration given to the Company’s non-performance risk. The fair value of the interest rate swap is recorded in the Other Long-Term Liabilities section of the Company’s Consolidated Balance Sheets.

Off-Balance Sheet Risk and Concentration of Credit Risk

The Company has no known off-balance sheet exposure or risk.

Certain financial instruments potentially subject us to concentrations of credit risk. These financial instruments consist primarily of trade receivables, interest rate swap agreements, cash, and cash equivalents.

We place our cash and temporary cash investments with high credit quality financial institutions. We also periodically evaluate the credit worthiness of the institutions with which we invest. We have entered into interest rate swap agreements to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. The guarantor of one of the floating rate payers under the interest rate swap agreements declared bankruptcy during the third quarter of 2008 resulting in a default of the agreement. In accordance with our agreement, we elected to terminate the agreement and entered into a new interest rate swap agreement for the same notional amount and approximate rate with another party. The floating rate payers under our current interest rate swap agreements are nationally recognized counterparties and are believed to be of strong credit. While we may be exposed to losses due to non-performance of the counterparties or the calculation agents, we consider the risk remote and do not expect the settlement of these transactions to have a material adverse effect on our financial condition or results of operations.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of Accounting Review Bulletin No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of SFAS 160 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires acquisition related costs to be expensed as incurred. During the first quarter of 2009, the Company expensed acquisition related costs of $868,000 that had been deferred pursuant to SFAS No. 141 (“SFAS 141”) on acquisitions that did not close prior to the adoption date of SFAS 141(R) on January 1, 2009. Other than expensing acquisition costs deferred pursuant to SFAS 141 as discussed above, the adoption of SFAS 141(R) did not have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) – an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 impacted disclosures only and did not have an impact on the Company’s consolidated financial condition, results of operations and cash flows. See footnote 8 to the Condensed Consolidated Financial Statements for expanded disclosures related to the adoption of SFAS 161.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). Under EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Restricted stock granted to employees under the Company’s 2005 Stock Incentive Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. Adoption of EITF 03-6-1 effective January 1, 2009, only impacted the EPS calculation and did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows. EITF 03-6-1 was adopted via retroactive application for the quarter ended March 31, 2008, resulting in no change to basic EPS and a decrease to diluted EPS of $0.01 to $0.21.

In December 2008, the FASB issued FAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (“FAS 132(R)-1”). FAS 132(R)-1 amends FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FAS 132(R)-1 also includes a technical amendment to Statement 132R that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. FAS 132(R)-1 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1 (“FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments. FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial information. FAS 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FAS 107-1, publicly traded companies must include disclosures about the fair value of their financial instruments whenever summarized financial information for interim reporting periods is issued. In addition, companies must disclose in the body or in the accompanying notes of their summarized financial information for interim reporting periods and in their financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FASB Statement No. 107. FAS 107-1 is effective for interim periods ending after June 15, 2009. FAS 107-1 will impact disclosures only and will not have an impact on the Company’s consolidated financial condition, results of operations and cash flows.

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

Under the terms of our credit facilities as amended, our long-term secured debt facilities will mature in November 2011. Our $400.0 million of indebtedness under Term Loan B, maturing in 2011, bears annual interest at either (a) LIBOR plus 1.75% or (b) a base rate plus 0.75%. On August 26, 2005, we entered into two identical interest rate swap agreements with nationally recognized counterparties for the purpose of fixing the interest on a portion of these borrowings. On September 26, 2008, we terminated one of our swap agreements and entered into a new swap agreement effective September 30, 2008. Pursuant to the current swap agreements, we will pay a fixed rate of interest of 5.87% on a $350.0 million notional of Term Loan B from September 30, 2008 through November 23, 2011.

We pay interest at a fixed rate on all borrowings under Term Loans C and D through June 2011. Thereafter, we expect our interest rates under Term Loans C and D to convert to the Rural Telephone Finance Cooperative variable rate then in effect, as provided in the credit facilities.

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to $50.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $33.0 million of borrowings drawn under the revolving credit facility at March 31, 2009. With respect to our $77.8 million of borrowings under Term Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from July 2011 through maturity in November 2011.

With respect to our $12.1 million of borrowings at EN-TEL, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperation variable rate, from the dates on which the current interest rate locks expire (June 2009 through December 2013) until the notes mature in 2015 and 2018.

As of March 31, 2009, a one percent change in the underlying interest rates for all of the variable rate debt that was outstanding would have an impact of approximately $830,000 per year on our interest expense while our fixed rates and swaps are in place.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Iowa Utilities Board took the position in the fourth quarter of 2008 that our incumbent local exchange carrier’s intrastate access rates have ceased to be subject to the intrastate switched access rate freeze since July 1, 2005, and are subject to challenge. The Board is currently considering such a challenge based on a February 20, 2008, MCImetro Transmission Access Transmission Services LLC, d/b/a Verizon Access Transmission Services and MCI Communications Services, Inc. d/b/a Verizon Business Services complaint filed with the Iowa Utilities Board against our local incumbent exchange carrier, our Iowa competitive local exchange carriers, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that such companies’ tariffed originating and terminating intrastate switched access rates of each are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We filed a motion to dismiss the complaint in light of our legislated price plan, and believe the substance of the complaint to be without merit given the absence of any rationale for the proposed decrease. The Iowa Utilities Board denied our motion to dismiss on November 14, 2008, a decision we cannot appeal until the Board issues a decision on the merits. In our initial round of testimony on March 5, 2009, we estimated that the potential annual effect of Verizon’s complaint on the incumbent local exchange carrier operations of Iowa Telecommunications Services, Inc. was $16 million based on current levels of access service demand. Following further rounds of testimony by Verizon and Iowa Telecom and Frontier, the final round of testimony will be filed by Verizon on June 29, 2009, with a hearing to be held starting July 13, 2009. We cannot predict when this proceeding will conclude and what the outcome may be.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.	EXHIBITS

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2009	/s/ Alan L. Wells
Alan L. Wells
President, Chief Executive Officer and Director Principal Executive Officer

Date: April 30, 2009	/s/ Craig A. Knock
Craig A. Knock
Vice President, Chief Financial Officer and Treasurer Principal Accounting Officer

EXHIBIT INDEX

IOWA TELECOMMUNICATIONS SERVICES, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2009

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