Form 10-Q
period 2009-06-30
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2009-07-29
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of July 17, 2009 was 32,712,903.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	December 31, 2008	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,605	$5,642
Accounts receivable, net	23,320	19,766
Inventories	3,946	4,388
Prepayments and other current assets	3,149	3,124

Total Current Assets	42,020	32,920

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	601,782	609,838
Accumulated depreciation	(310,936)	(336,250)

Net Property, Plant and Equipment	290,846	273,588

GOODWILL	473,984	473,834
INTANGIBLE ASSETS AND OTHER, net	36,904	35,576
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	16,174	16,226

Total Assets	$859,928	$832,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$39,000	$31,000
Accounts payable	11,017	7,607
Advanced billings and customer deposits	8,615	9,108
Accrued and other current liabilities	32,429	28,056
Current maturities of long-term debt	1,219	1,266

Total Current Liabilities	92,280	77,037

LONG-TERM DEBT	489,003	488,358
DEFERRED TAX LIABILITIES	47,575	54,235
OTHER LONG-TERM LIABILITIES	28,326	24,772

Total Liabilities	657,184	644,402

COMMITMENTS AND CONTINGENCIES (Note 9)	—	—
STOCKHOLDERS’ EQUITY:
Iowa Telecommunications Services, Inc. stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,500,687 and 32,017,203 issued and outstanding, respectively	315	320
Additional paid-in capital	327,264	329,479
Accumulated deficit	(110,814)	(129,701)
Accumulated other comprehensive loss	(14,308)	(12,721)

Total Iowa Telecommunications Services, Inc. Stockholders’ Equity	202,457	187,377
Noncontrolling interest	287	365

Total Stockholders’ Equity	202,744	187,742

Total Liabilities and Stockholders’ Equity	$859,928	$832,144

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
REVENUES AND SALES	$58,177	$58,819	$119,022	$120,107
OPERATING COSTS AND EXPENSES:
Cost of services and sales (exclusive of items shown separately below)	18,744	18,652	37,357	38,886
Selling, general and administrative	10,150	13,459	20,265	25,661
Depreciation and amortization	12,665	14,328	25,270	28,318

Total Operating Costs and Expenses	41,559	46,439	82,892	92,865

OPERATING INCOME	16,618	12,380	36,130	27,242

OTHER INCOME (EXPENSE):
Interest and dividend income	172	389	550	1,262
Interest expense	(7,463)	(7,612)	(15,161)	(15,208)
Other, net	—	(110)	(259)	(269)

Total Other Expense, net	(7,291)	(7,333)	(14,870)	(14,215)

EARNINGS BEFORE INCOME TAXES	9,327	5,047	21,260	13,027
INCOME TAX EXPENSE	4,034	2,126	9,010	5,597

NET INCOME	5,293	2,921	12,250	7,430
Net loss attributable to noncontrolling interest	—	74	—	172

NET INCOME ATTRIBUTABLE TO IOWA TELECOMMUNICATIONS SERVICES, INC.	5,293	2,995	12,250	7,602

EARNINGS PER SHARE:
BASIC - Earnings Per Share	$0.16	$0.08	$0.38	$0.22

BASIC - Weighted Average Number of Shares Outstanding	31,471	32,003	31,457	31,800

DILUTED - Earnings Per Share	$0.15	$0.08	$0.37	$0.22

DILUTED - Weighted Average Number of Shares Outstanding	32,048	32,208	32,021	32,161

Dividends Declared Per Share	$0.405	$0.405	$0.81	$0.81

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Common Shares	Three Months Ended June 30, 2008 and 2009
		Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, March 31, 2008	31,445,215	$314	$325,040	$(88,156)	$(6,978)	$—	$230,220
Net income	—	—	—	5,293	—	—	5,293
Unrealized gains on derivatives, net of tax effect	—	—	—	—	7,431	—	7,431
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(149)	—	(149)

Total comprehensive income	—	—	—	5,293	7,282	—	12,575
Compensation from compensatory stock plans, net of tax	47,200	1	908	—	—	—	909
Shares reacquired	(15,639)	—	(278)	—	—	—	(278)
Dividends declared ($.405 per share)	—	—	—	(12,953)	—	—	(12,953)

Balance, June 30, 2008	31,476,776	$315	$325,670	$(95,816)	$304	$—	$230,473

Balance, March 31, 2009	31,925,803	$319	$328,768	$(119,449)	$(14,269)	$350	$195,719
Net income (loss)	—	—	—	2,995	—	(74)	2,921
Unrealized gain on derivatives, net of tax effect	—	—	—	—	1,857	—	1,857
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(309)	—	(309)

Total comprehensive income (loss)	—	—	—	2,995	1,548	(74)	4,469
Compensation from compensatory stock plans	79,450	—	958	—	—	—	958
Shares reacquired	(29,477)	—	(347)	—	—	—	(347)
Exercise of employee stock options	41,427	1	84	—	—	—	85
Capital contributions from noncontrolling interest	—	—	16	—	—	89	105
Dividends declared ($.405 per share)	—	—	—	(13,247)	—	—	(13,247)

Balance, June 30, 2009	32,017,203	$320	$329,479	$(129,701)	$(12,721)	$365	$187,742

	Common Shares	Six Months Ended June 30, 2008 and 2009
		Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2007	31,440,215	$314	$324,170	$(82,154)	$637	$—	$242,967
Net income	—	—	—	12,250	—	—	12,250
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(40)	—	(40)
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(293)	—	(293)

Total comprehensive income (loss)	—	—	—	12,250	(333)	—	11,917
Compensation from compensatory stock plans, net of tax	52,200	1	1,778	—	—	—	1,779
Shares reacquired	(15,639)	—	(278)	—	—	—	(278)
Dividends declared ($.81 per share)	—	—	—	(25,912)	—	—	(25,912)

Balance, June 30, 2008	31,476,776	$315	$325,670	$(95,816)	$304	$—	$230,473

Balance, December 31, 2008	31,500,687	$315	$327,264	$(110,814)	$(14,308)	$287	$202,744
Net income (loss)	—	—	—	7,602	—	(172)	7,430
Unrealized gain on derivatives, net of tax effect	—	—	—	—	1,923	—	1,923
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(336)	—	(336)

Total comprehensive income (loss)	—	—	—	7,602	1,587	(172)	9,017
Compensation from compensatory stock plans	85,450	—	1,843	—	—	—	1,843
Shares reacquired	(29,477)	—	(347)	—	—	—	(347)
Exercise of employee stock options	460,543	5	669	—	—	—	674
Capital contributions from noncontrolling interest	—	—	50	—	—	250	300
Dividends declared ($.81 per share)	—	—	—	(26,489)	—	—	(26,489)

Balance, June 30, 2009	32,017,203	$320	$329,479	$(129,701)	$(12,721)	$365	$187,742

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,250	$7,430
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	24,523	27,501
Amortization of intangible assets	747	817
Amortization of debt issuance costs	296	348
Deferred income taxes	8,594	5,528
Non-cash stock-based compensation expense	1,770	1,843
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	1,304	3,554
Inventories	(439)	(442)
Accounts payable	1,088	(3,405)
Other assets and liabilities	(5,904)	(4,312)

Net Cash Provided by Operating Activities	44,229	38,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,993)	(10,340)
Business acquisitions, net of cash acquired	—	(324)
Purchase of wireless licenses	(5,938)	—

Net Cash Used in Investing Activities	(18,931)	(10,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	(17,000)	(8,000)
Proceeds from exercise of stock options	—	674
Payment on long-term debt	—	(598)
Cash contributions from noncontrolling interests	—	300
Shares reacquired	(278)	(347)
Dividends paid	(25,846)	(26,190)

Net Cash Used in Financing Activities	(43,124)	(34,161)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,826)	(5,963)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,919	11,605

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,093	$5,642

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,105	$14,931

Cash paid for income taxes	$147	$71

SUPPLEMENTAL NON-CASH ACTIVITIES:

Dividends on Common Stock of $12,953 were declared on June 12, 2008 for shareholders of record as of June 30, 2008 and the dividends were paid on July 15, 2008.

Dividends on Common Stock of $13,247 were declared on June 15, 2009 for shareholders of record as of June 30, 2009 and the dividends were paid on July 15, 2009.

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Iowa Telecommunications Services, Inc. and Subsidiaries (the “Company” or “Iowa Telecom”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the consolidated balance sheets, statements of income and statements of cash flows for the periods presented. The statements of income for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2008, that are included in the Company’s most recently filed annual report on Form 10-K as filed with the SEC.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of Accounting Review Bulletin No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of SFAS 160 did not have a material impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires acquisition related costs to be expensed as incurred. During the first quarter of 2009, the Company expensed acquisition related costs of $868,000 that had been deferred pursuant to SFAS No. 141 (“SFAS 141”) on acquisitions that did not close prior to the adoption date of SFAS 141(R) on January 1, 2009. Other than expensing acquisition costs deferred pursuant to SFAS 141 as discussed above, the adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 impacted disclosures only and did not have an impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows. See Note 8 to Financial Statements for expanded disclosures related to the adoption of SFAS 161.

In December 2008, the FASB issued FASB Staff Position Financial Accounting Standards (“FAS”) 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (“FAS 132(R)-1”). FAS 132(R)-1 amends FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. FAS 132(R)-1 will impact disclosures only and will not have an impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1 (“FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments. FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial information. FAS 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FAS 107-1, publicly traded companies must include disclosures about the fair value of their financial instruments whenever summarized financial information for interim reporting periods is issued. In addition, companies must disclose in the body or in the accompanying notes of their summarized financial information for interim reporting periods and in their financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the Company’s balance sheet, as required by FASB Statement No. 107. FAS 107-1 is effective for interim periods ending after June 15, 2009. Adoption of FAS 107-1 impacted disclosures only and did not have an impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows. See Note 10 to Financial Statements for expanded disclosures related to the adoption of FAS 107-1.

In May 2009, the FASB issued SFAS Statement No. 165 (“SFAS 165”), Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. Adoption of SFAS 165 impacted disclosures only and did not have an impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows. See Note 9 to Financial Statements for expanded disclosures related to the adoption of SFAS 165.

In June 2009, the FASB issued SFAS Statement No. 168 (“SFAS 168”), FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated balance sheets, statements of income or statements of cash flows.

2. EARNINGS PER SHARE

Effective January 1, 2009, the Company adopted FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). Under EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Restricted stock granted to employees under the Company’s 2005 Stock Incentive Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. EITF 03-6-1 was adopted via retroactive application for the quarter and six months ended June 30, 2008, resulting in a decrease to both basic and diluted EPS of $0.01 for each of the periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in thousands, except per share amounts)
Net income attributable to Iowa Telecommunications Services, Inc.	$5,293	$2,995	$12,250	$7,602
Net income allocated to unvested compensatory stock	(335)	(508)	(429)	(592)

Net income attributable to Iowa Telecommunications Services, Inc. common shares	4,958	2,487	11,821	7,010

Basic shares outstanding:
Weighted average basic shares outstanding	31,986	32,703	31,930	32,444
Less unvested compensatory stock included in weighted average basic shares outstanding	(515)	(700)	(473)	(644)

Weighted average shares outstanding for basic earnings per common share	31,471	32,003	31,457	31,800

Diluted shares outstanding:
Weighted average shares outstanding for basic earnings per common share	31,471	32,003	31,457	31,800
Add shares issuable upon exercise of stock options, net	577	205	564	361

Weighted average number of shares outstanding – diluted	32,048	32,208	32,021	32,161

Earnings Per Share:
Basic	$0.16	$0.08	$0.38	$0.22
Diluted	$0.15	$0.08	$0.37	$0.22

As of June 30, 2008 and 2009, total options outstanding were 677,579 and 217,036, respectively.

3. NONCONTROLLING INTEREST

Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.

The following table presents the effects of changes in Iowa Telecom’s ownership interest in its partially-owned subsidiary on Iowa Telecom’s equity as required by the adoption of SFAS 160:

	Net Income Attributable to Iowa Telecommunications and Transfers (to) from the Noncontrolling Interest
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(dollars in thousands)
Net income attributable to Iowa Telecommunications Services, Inc.	$5,293	$2,995	$12,250	$7,602
Increase in Iowa Telecommunications Services, Inc. paid-in capital for issuance of shares	—	16	—	50

Change from net income attributable to Iowa Telecommunications Services, Inc. and transfers from noncontrolling interest	$5,293	$3,011	$12,250	$7,652

4. REVENUES AND SALES

The table below sets forth the components of revenues and sales for the three and six months ended June 30, 2008 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(dollars in thousands)
Local services	$17,422	$17,835	$35,113	$35,920
Network access services	20,343	19,713	43,005	41,567
Toll services	5,679	5,481	11,549	11,047
Data and internet services	8,408	9,804	16,486	19,459
Other services and sales	6,325	5,986	12,869	12,114

Total revenues and sales	$58,177	$58,819	$119,022	$120,107

5. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan that covers many former GTE Midwest Incorporated (“GTE”) employees and several union employees. The provisions of the Plan were assumed by the Company in connection with the GTE acquisition on June 30, 2000. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum benefits, and various annuity options. During the three and six months ended June 30, 2009, the Company contributed $750,000 to the Plan.

Components of pension benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(dollars in thousands)
Pension Benefit Cost:
Service cost	$55	$61	$110	$122
Interest cost	189	201	374	403
Expected return on plan assets	(175)	(168)	(350)	(336)
Amortization of unrecognized actuarial loss	1	57	8	113
Amortization of prior service cost	9	7	9	14

Net periodic benefit cost	$79	$158	$151	$316

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

Components of postretirement benefit cost (income) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(dollars in thousands)
Postretirement Benefit Cost (Income):
Service cost	$3	$1	$7	$2
Interest cost	46	41	97	83
Amortization of unrecognized net actuarial loss	1	—	13	—
Amortization of unrecognized prior service benefit	(265)	(94)	(529)	(204)

Net periodic benefit income	(215)	(52)	(412)	(119)
Curtailment gain	—	(590)	—	(590)

Total postretirement benefit income, with adjustments	$(215)	$(642)	$(412)	$(709)

During the second quarter of 2009, the Company eliminated a portion of the postretirement welfare benefits. The elimination of life insurance benefits for a significant portion of the total active participants triggered a plan curtailment under FAS 106. The curtailment required the immediate recognition of unrecognized prior service credit of $590,000.

6. LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES

As of June 30, 2009
(dollars in thousands)
Total Long-Term Debt:
Iowa Telecom senior secured term loans	$477,778
EN-TEL Communications, LLC notes payable	11,846

Total Debt	489,624
Current maturities of long-term debt	(1,266)

Long-Term Debt	$488,358

Iowa Telecom Credit Facilities

As of June 30, 2009, the Company had outstanding $477.8 million of senior debt under the Iowa Telecom term loan facilities and had $31.0 million drawn under its $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of June 30, 2009, $31.0 million was outstanding on the revolving credit facility and $69.0 million was available. Borrowings under the revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of June 30, 2009, the Company had $31.0 million outstanding under LIBOR elections at an average all-in rate of 2.31%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. The Company has entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of June 30, 2009, $350.0 million of Term Loan B was based upon a LIBOR election effective through September 30, 2009 at an all-in rate of 2.35%. As of June 30, 2009, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through July 15, 2009 at an all-in rate of 2.07%.

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

The Iowa Telecom credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans (adjusted to exclude the effects of borrowings to fund permitted acquisitions) through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of June 30, 2009, no prepayment amounts were due under these provisions.

The Iowa Telecom credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the Iowa Telecom credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which the Company was in compliance with as of June 30, 2009.

EN-TEL Communications, LLC Notes Payable

On July 18, 2008, the Company acquired Bishop Communications Corporation (“Bishop Communications”). As part of the acquisition, the Company assumed $13.0 million of debt of EN-TEL Communications, LLC (“EN-TEL”), a majority-owned subsidiary of Bishop Communications. The assumed debt is represented by promissory notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.12%. The notes have a fixed interest rate for specific periods of time ranging from August 2009 through December 2013 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The promissory notes mature in 2015 and 2018. Principal payments of $302,000 and $598,000 were made during the three and six months ended June 30, 2009. The remaining scheduled payments are $621,000 in 2009, $1.3 million in 2010, $1.4 million in 2011, $1.5 million in 2012, $1.6 million in 2013, and $5.3 million thereafter.

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

7. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares, of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s initial public offering, 978,883 have been exercised and 217,036 remained outstanding as of June 30, 2009. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the Company’s initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

The Company recorded $88,000 and $192,000 of stock-based compensation expense during the three and six month periods ended June 30, 2009, respectively, to reflect the change in the fair value of the options due to the reduction of the exercise price resulting from the declaration of cash dividends. During the three and six month periods ended June 30, 2008, the Company recorded $268,000 and $534,000 of stock-based compensation expense, respectively, to reflect the change in the fair value of the options due to the reduction of the exercise price resulting from the declaration of cash dividends.

The fair value of each option grant and subsequent modification is estimated using the Black-Scholes option-pricing model. The table below depicts the weighted-average assumptions used in determining the options’ fair value at the time of the exercise price reductions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Weighted Average Expected Life (in years)	1.4 yr	0.4 yr	1.5 yr	0.6 yr
Risk free interest rate	2.06%	0.05%	1.93%	0.16%
Volatility	31%	47%	30%	43%
Dividend yield	0%	0%	0%	0%

A summary of the status of options granted under the 2002 Incentive Plan as of June 30, 2008 and 2009, and the changes during the three and six month periods then ended, is presented below:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT MARCH 31,	677,579	$2.70	258,463	$1.21
Granted	—	—	—	—
Exercised	—	—	(41,427)	2.05

OUTSTANDING AT JUNE 30,	677,579	$2.29	217,036	$0.64

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2009
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	677,579	$3.10	677,579	$1.08
Granted	—	—	—	—
Exercised	—	—	(460,543)	1.46

OUTSTANDING AT JUNE 30,	677,579	$2.29	217,036	$0.64

The following table summarizes information about stock options outstanding at June 30, 2009:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life In Years	Number	Weighted Average Exercise Price per Share	Weighted Average Aggregate Intrinsic Value
$0.01 to $0.50	161,102	2.8	161,102	$0.50	$1,934,956
$0.51 to $1.00	55,934	2.8	55,934	$1.05	$641,234

The weighted average exercise prices of options exercisable at June 30, 2009 reflect the reductions required by the plan as a result of the declaration of cash dividends.

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

A summary of the status of the restricted shares awarded pursuant to the 2005 Incentive Plan as of June 30, 2008 and 2009, and the changes during the three and six month periods then ended, is presented below:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
OUTSTANDING AT MARCH 31,	552,975	$18.72	770,150	$16.83
Granted	—	—	—	—
Vested	(46,200)	18.33	(79,450)	19.78

OUTSTANDING AT JUNE 30,	506,775	$18.76	690,700	$16.49

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
OUTSTANDING AT BEGINNING OF YEAR	378,475	$19.64	471,150	$18.77
Granted	174,500 (1)	16.73	299,000 (2)	13.77
Vested	(46,200)	18.33	(79,450)	19.78

OUTSTANDING AT JUNE 30,	506,775	$18.76	690,700	$16.49

(1)	Weighted average vesting period at grant date for shares granted is 61 months.

(2)	Weighted average vesting period at grant date for shares granted is 49 months.

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award. The Company recorded $871,000 and $1,575,000 of stock-based compensation expense during the three and six month periods ended June 30, 2009, respectively. The Company recorded $619,000 and $1,143,000 of stock-based compensation expense during the three and six month periods ended June 30, 2008, respectively. The remaining amount to be charged to expense for the unvested awards over the remaining service periods is $8.8 million as of June 30, 2009. The Company also recorded $0 and $77,000 of expense during the three and six month periods ended June 30, 2009, respectively, related to the unrestricted shares issued to members of its Board of Directors. During the three and six month periods ended June 30, 2008, the Company recorded $16,000 and $93,000, respectively, of expense related to the unrestricted shares issued to members of its Board of Directors. The total fair value of shares vested during the three and six months periods ended June 30, 2009 was $940,000.

8. DISCLOSURES ABOUT FAIR VALUE OF INTEREST RATE SWAPS

The Company is exposed to interest rate risk associated with the Company’s floating rate debt. The Company entered into interest rate swaps in order to manage interest rate risk and adjust the interest rate profile of the Company’s debt to achieve a target mix of floating and fixed rate debt.

On August 26, 2005, the Company amended the interest rate swap agreement that was originally entered into on November 4, 2004. The amended swap agreement resulted in two identical swap agreements which each fixed the interest rate the Company will pay on $175.0 million of indebtedness under Term Loan B for a total swap notional value of $350.0 million.

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

The Company entered into a new interest rate swap agreement effective September 30, 2008, which the Company designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. The terms of the new swap agreement, coupled with the remaining August 2005 interest rate swap agreement, effectively convert the variable rate interest payments due on $350.0 million of Term Loan B to a fixed rate of 5.87% through maturity on November 23, 2011.

The fair values of the interest rate swaps have been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments using discount rates appropriate with the consideration given to the Company’s non-performance risk. The inputs used in determining the fair value fall within Level 2 of the fair value hierarchy, as defined in SFAS No. 157, Fair Value Measurements. See Note 10 for further information regarding the fair value measurement of the interest rate swaps.

	Balance Sheet	Fair Value
		As of December 31, 2008	As of June 30, 2009
		(dollars in thousands)
Interest rate swap contracts	Other long-term liabilities	$22,155	$19,167

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with SFAS No. 133, the interest rate swaps held by the Company are designated and qualify as cash flow hedges of fixed-rate borrowings. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Gain Recognized in OCI (effective portion)			Loss Reclassified from Accumulated OCI into Income (effective portion)			Loss Recognized in Income (ineffective portion)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2008	2009	Income Statement	2008	2009	Income Statement	2008	2009
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Other comprehensive income (loss)	$12,659	$3,115	Interest expense	$(1,256)	$(2,568)	Other expense	$—	$(131	)(1)

Gain or (Loss) Recognized in OCI (effective portion)			Loss Reclassified from Accumulated OCI into Income (effective portion)			Loss Recognized in Income (ineffective portion)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2008	2009	Income Statement	2008	2009	Income Statement	2008	2009
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Other comprehensive income (loss)	$(68)	$3,165	Interest expense	$(630)	$(4,899)	Other expense	$(259)	$(304	)(2)

(1)

The amount of loss recognized in income includes $67,000 related to the ineffective portion of the hedging relationship and $64,000 related to the amortization of Accumulated OCI on the terminated hedge discussed above.

(2)

The amount of loss recognized in income includes $177,000 related to the ineffective portion of the hedging relationship and $127,000 related to the amortization of Accumulated OCI on the terminated hedge discussed above.

9. COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

In accordance with FASB Statement No. 165, the Company has evaluated and disclosed subsequent events through July 29, 2009, the date the financial statements were issued.

Sherburne Tele Systems, Inc. (“Sherburne”). On July 1, 2009 the Company completed its acquisition of Sherburne Tele Systems, Inc. (“Sherburne”), headquartered in Big Lake, Minnesota. Sherburne was a closely held telecommunications company serving nine communities adjacent to the Minneapolis/St. Paul Metropolitan Area. Sherburne currently serves approximately 14,700 incumbent local exchange carrier access lines, 9,800 competitive local exchange carrier lines, 14,500 DSL high-speed Internet customers and 3,600 video customers, primarily in communities and rural areas adjacent to the Minneapolis/St. Paul Metropolitan Area. Sherburne’s operations include its incumbent local exchange carrier services, marketed as Connections, Etc., and competitive local exchange carrier services provided through its wholly-owned subsidiary, NorthStar Access.

The Company paid approximately $82.0 million, subject to certain balance sheet and tax adjustments. On July 1, 2009, Iowa Telecom entered into an Incremental Loan Amendment (the “Incremental Amendment”) to the Amended and Restated Credit Agreement dated as of November 23, 2004 (as amended from time to time, the “Credit Agreement”), among Iowa Telecom, the lenders party thereto and the Rural Telephone Finance Cooperative, as administrative agent. Pursuant to the Incremental Amendment, Iowa Telecom borrowed $75.0 million in incremental loans under the uncommitted incremental loan facility provided under the Credit Agreement. Interest will accrue on the incremental loans at either a base rate plus 1.00% (in the case of base rate loans) or LIBOR plus 2.00% (in the case of Eurodollar loans), at the election of Iowa Telecom. The incremental loans are subject to the terms and conditions of the Credit Agreement and are entitled to the benefits of the collateral security provided to the other loans made pursuant to the Credit Agreement. The maturity date of the incremental loans is November 23, 2011.

Asset acquisition of WH Comm. (“WH Comm”). On June 23, 2009, the Company announced a definitive agreement to acquire substantially all the assets of WH Comm for $1.1 million, subject to regulatory approval. WH Comm is a division of Wright-Hennepin Cooperative Electric Association based in Rockford, MN. WH Comm, a Competitive Local Exchange Carrier (CLEC), provides voice and high speed DSL Internet in several communities near the western suburbs of Minneapolis, Minnesota. As of June 1, 2009, WH Comm had approximately 2,000 access lines and 700 DSL subscribers.

New Ulm Telecom, Inc. Joint Ventures (“Joint Ventures”). On July 2, 2009, the Company announced a definitive agreement to acquire New Ulm Telecom Inc.’s ownership interests in EN-TEL Communications, LLC, SHAL, LLC, SHAL Networks, Inc., (collectively referred to as “SHAL”) and Direct Communications, LLC for $1.7 million and the assumption of New Ulm’s related debt guarantees, subject to specified customary adjustments. New Ulm Telecom is based in New Ulm, Minnesota.

SHAL owns and leases a 2,500-mile fiber-optic network throughout Minnesota that provides access to low cost, high quality transport facilities. EN-TEL Communications is a CLEC based in Willmar, Minnesota, providing local voice, DSL and digital video services to customers in central Minnesota. Upon closing, Iowa Telecom will own all of the outstanding equity in the SHAL entities, Direct Communications, LLC and substantially all of EN-TEL Communications.

10. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Interest Rate Swaps—These included the Company’s interest rate swap derivative instruments. The fair value of the interest rate swaps were determined based on the present value of expected future cash flows using discount rates appropriate with consideration given to the Company’s non-performance risk utilizing inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. Deducted from the June 30, 2009, interest rate swap fair value calculation was a $755,000 adjustment in consideration of the Company’s non-performance risk. The Company’s non-performance risk is assessed based on the current trading discount of its Term Loan B debt as the swap agreements are secured by the same collateral. The fair value of the interest rate swaps is recorded in the Other Long-Term Liabilities section of the Company’s Consolidated Balance Sheets.

Cash Equivalents and Investments—Cash equivalents consist of funds invested in money market funds that have daily liquidity. Investments held in rabbi trust account consist of investments in stock and mutual funds with quoted market prices that are actively traded. Therefore, cash equivalents and investments held in rabbi trust account are categorized as Level 1. The following table presents the fair value of the Company’s financial instruments:

	Fair Value Measurements as of June 30, 2009
	Carrying Amount	Totals	Level 1	Level 2	Level 3
	(dollars in thousands)
Cash equivalents	$189	$189	$189	$—	$—
Investments held in rabbi trust account	$715	$715	$715	$—	—
Interest rate swaps	$19,167	$19,167	$—	$19,167	$—

See Note 8 for additional information regarding the fair value of the Company’s interest rate swap agreements.

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

Debt—The fair value of the Term Loan C, Term Loan D and EN-TEL debt was estimated using discounted cash flow calculations and current market interest rates. The fair value of the Term Loan B debt was estimated based upon recent observable transactions for the Term Loan B debt. See Note 6 for additional information regarding the Company’s long-term debt.

The estimated fair value of the Company’s financial instruments as of June 30, 2009, was as follows:

	Carrying Amount	Fair Value
	(dollars in thousands)
Financial Assets:
Cash and Cash equivalents	$5,642	$5,642
Financial Liabilities:
Fixed Rate long-term debt:
Term Loan C	$70,000	$72,371
Term Loan D	$7,778	$8,041
EN-TEL debt	$11,846	$12,055
Floating rate debt:
Term Loan B	$400,000	$373,500

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

11. BUSINESS ACQUISITIONS

Bishop Communications. On July 18, 2008, the Company acquired 100% of the outstanding stock of Bishop Communications, a provider of telecommunications, video, and high speed Internet services to customers in portions of rural Minnesota. The acquisition of Bishop Communications expanded the Company’s service area and customer base. The purchase price was $33.1 million in cash, net of cash received, and assumed debt of $13.0 million, subject to working capital adjustments. The transaction did not result in a tax basis step-up, as such, the goodwill acquired is not deductible for tax purposes. The allocation of the purchase price of Bishop Communication includes amortizable intangible assets consisting primarily of customer relationship intangibles which have a weighted average useful life of 11.6 years.

The results of operations for the acquired company are included in the Condensed Consolidated Statements of Income beginning on the acquisition date.

Sherburne. On July 1, 2009 the Company acquired substantially all of the assets of Sherburne, a provider of telecommunications services to nine communities adjacent to the Minneapolis/St. Paul Metropolitan Area. The acquisition of Sherburne expanded the Company’s service area and customer base. The purchase price was $82.0 million in cash, subject to certain balance sheet and tax adjustments. The transaction did result in a tax basis step-up.

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

Overview

General

Iowa Telecommunications Services, Inc. (“Iowa Telecom”) and its subsidiaries provide wireline local exchange telecommunications services to residential and business customers in rural Iowa, Minnesota and Missouri. We currently operate 294 telephone exchanges serving 423 communities as the incumbent or “historical” local exchange carrier and are the sole telecommunications company providing wireline services in approximately 67% of these communities. In addition, we provide service to residential and business customers throughout Iowa and portions of Minnesota as a competitive local exchange carrier. In total, we provide services to approximately 235,500 access lines.

Our core business is the provision of local telephone service to end users and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 65% of our total revenues in the first six months of 2009, we provide long distance service, dial-up and DSL Internet access and other communications services. We provide services as the incumbent local exchange carrier through Iowa Telecom and its wholly-owned subsidiaries: Lakedale Telephone Company (“Lakedale Telephone”) and Montezuma Mutual Telephone Company (“Montezuma Telephone”). As part of our strategy of pursuing growth beyond our current service area, we compete for customers in Iowa in mostly adjacent markets through our competitive local exchange carrier subsidiaries Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Additionally, EN-TEL Communications LLC (“EN-TEL”) and Lakedale Link, Inc. are competitive local exchange carriers that provide local and long distance services in Minnesota. Together, ITC, IT Communications, EN-TEL and Lakedale Link, Inc. are referred to as the “CLEC” or our “CLEC Operations”.

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

The table below indicates the total number of access lines we serve and the number of customers subscribing to the indicated types of service as of the dates and for the periods shown:

	As of June 30,
	2008	2009(3)
Incumbent local exchange access lines(1)	206,000	203,200
Competitive local exchange carrier access lines(2)	27,300	32,300

Total access lines	233,300	235,500

Long distance subscribers	139,200	143,200
Dial-up Internet subscribers	18,800	13,700
DSL subscribers	67,600	79,100
Video subscribers(4)	12,800	22,500

(1)

Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 2,600 wholesale lines subscribed at June 30, 2008 and 2,000 at June 30, 2009.

(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiaries.
(3)	Includes units acquired from Bishop Communications.
(4)	Includes subscribers served via our facilities as well as subscribers of satellite service which we resell.

The following is a discussion of the major factors affecting our access line counts:

Competition. We currently face competition from other providers of local services in approximately 139 of the 423 communities our incumbent local exchange carriers serve. Of these 139 communities, we believe 109 communities have some voice service offered by Mediacom’s telephony affiliates, MCC Telephony of Iowa, Inc. and MCC Telephony of Minnesota, LCC (“MCC”), which initiated service in most of these markets during the second quarter of 2007. Additionally, we believe that in approximately 41 of these communities, independent local exchange carriers operating in mostly adjacent exchanges and municipal utilities have constructed networks to provide competitive local exchange carrier services to customers in our exchanges.

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

The jurisdiction of the Iowa Utilities Board over our local retail rates changed dramatically as a result of state deregulatory legislation that became effective on July 1, 2005. Pursuant to this legislation, each telephone utility then subject to rate regulation, such as Iowa Telecom, was permitted to elect to deregulate its charges for all of its retail business and residential local exchange services except single line flat-rated residential and business service and extended area services (“EAS”), which remained rate-regulated until June 30, 2008, after which such authority expired. The Iowa Utilities Board could have extended such sunset to no later than June 30, 2010, but determined on June 27, 2008, not to impose such an extension based on the level of competition in local telecommunications markets. The Iowa Utilities Board, through its jurisdiction to deregulate services based on the existence of effective competition, had already deregulated all of our rates for local exchange in 14 exchanges pursuant to a December 23, 2004 order, and after the July 1, 2005, legislation took effect, another 14 exchanges pursuant to a December 5, 2005, order, the latter order focusing only on single-line flat-rated service due to the July 1, 2005, deregulation of all other local exchange service rates statewide.

MCC is offering voice services through a business arrangement with Sprint Communications L.P. (“Sprint”). On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U.S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into an interconnection agreement with Sprint and asking the court to invalidate the agreement. On April 15, 2008, the court issued a ruling in favor of the Iowa Utilities Board and Sprint, therefore maintaining the status quo in which we are obligated to enter into an interconnection agreement with Sprint. We appealed this decision to the U.S. Court of Appeals for the Eighth Circuit on May 14, 2008. The Eighth Circuit issued an opinion on April 28, 2009 affirming the lower court’s decision (and, ultimately, the Board’s decision). We elected not to seek further review of the Eighth Circuit’s decision.

Notwithstanding the period in which our complaint was under consideration, we have negotiated, mediated and litigated with Sprint and, at times, with MCC to resolve issues relating to interpretation and implementation of the interconnection agreement. On January 22, 2007, we filed a second complaint against the Iowa Utilities Board and Sprint in U.S. District Court asking the court to rule that the Iowa Utilities Board acted unlawfully when it interpreted the interconnection agreement to require Iowa Telecom to provide certain services to Sprint, particularly in the manner requested by Sprint. On June 12, 2009, the District Court held that the Board acted improperly by requiring us to serve as a traffic-switching intermediary between Sprint and third-party long distance carriers, although the District Court did find that the Board acted properly with regard to another interconnection-related issue. Sprint, Mediacom, and/or the Board have until August 17, 2009 to appeal this decision to the Eight Circuit. We cannot predict whether they will seek such appeal or the outcome of any such appeal.

In addition to the disputes pending in federal district court and before the Iowa Utilities Board, we are also defending a complaint filed by MCC on July 31, 2006, in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The state court complaint seeks unspecified damages and costs and additional relief as warranted. This state court proceeding had been stayed pending the result of our first federal complaint but the stay was lifted on June 23, 2009 based on the Eighth Circuit’s April 28, 2009 decision. We are currently considering our options in light of the District Court’s June 12, 2009 decision holding partially in our favor. We cannot predict how or when this litigation will be resolved.

Business Acquisitions: We completed the purchase of Bishop Communications on July 18, 2008. As of September 30, 2008, Bishop Communications provided telecommunications services to 11,600 access lines as the incumbent local exchange carrier, 4,600 access lines as a competitive local exchange carrier, 9,700 long distance subscribers, and Internet access service to more than 6,600 subscribers.

On July 1, 2009 we completed the acquisition of Sherburne Tele Systems, Inc. (“Sherburne”), headquartered in Big Lake, Minnesota. Sherburne currently serves approximately 14,700 incumbent local exchange carrier access lines, 9,800 competitive local exchange carrier lines, 14,500 DSL high-speed Internet customers and 3,600 video customers, primarily in communities and rural areas adjacent to the Minneapolis/St. Paul Metropolitan Area (these access lines are not included in the table above, as they were acquired in the third quarter of 2009). Sherburne’s operations include its incumbent local exchange carrier services, marketed as Connections. Etc., and competitive local exchange carrier services provided through its wholly-owned subsidiary, NorthStar Access.

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

As of June 30, 2009, our CLEC served 32,300 access lines and accounted for 13.7% of Iowa Telecom’s total access lines. We plan to maintain a limited investment approach as we continue to grow our competitive local exchange carrier business.

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

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others. We receive federally administered universal service support, representing approximately 2% of our total revenue in the first six months of 2009, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject in 2000. In addition, Montezuma Telephone received high cost loop universal service support amounting to less than 1% of our revenue. Our incumbent local exchange carrier (Iowa Telecommunications, Inc.) and our independent incumbent local exchange carriers (Lakedale Telephone and Montezuma Telephone) switched access charges are based on rates approved by applicable state regulatory agencies. Our incumbent local exchange carrier and our independent incumbent local exchange carriers switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers to our incumbent local exchange carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

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

The following table summarizes our revenues and sales from these sources:

	Six Months Ended June 30,		% of Total Revenues and Sales for the Six Months Ended June 30,
	2008	2009	2008	2009
	(dollars in thousands)
Local services	$35,113	$35,920	29%	30%
Network access services	43,005	41,567	36%	35%
Toll services	11,549	11,047	10%	9%
Data and internet services	16,486	19,459	14%	16%
Other services and sales	12,869	12,114	11%	10%

Total revenues and sales	$119,022	$120,107	100%	100%

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

Selling, general and administrative expense. This includes expense for salaries, wages and benefits and contract service payments (e.g., legal fees) relating to customer and corporate operations; recruiting costs; expenses for travel, lodging and meals; internal communications costs; insurance premiums; supplies and postage; and other charges.

Depreciation and amortization. This includes depreciation of our telecommunications network and equipment, and amortization of intangible assets.

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of income for the periods indicated, expressed as a percentage of total revenues and sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Total revenues and sales	100%	100%	100%	100%
Cost of services and sales (excluding expenses listed separately below)	32%	32%	31%	32%
Selling, general and administrative	17%	23%	17%	21%
Depreciation and amortization	22%	24%	21%	24%

Operating income	29%	21%	31%	23%
Total other expenses, net	13%	12%	13%	12%

Income before income taxes	16%	9%	18%	11%
Income taxes	7%	4%	8%	5%

Net income	9%	5%	10%	6%

The results of operations for the three and six months ended June 30, 2009 include Bishop Communications which was acquired July 18, 2008.

Three Months Ended June 30, 2009 and 2008

Revenues and Sales

The table below sets forth the components of our revenues and sales for the three months ended June 30, 2009 compared to the same period in 2008:

	Three Months Ended June 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Revenues and Sales:
Local services	$17,422	$17,835	$413	2.4%
Network access services	20,343	19,713	(630)	-3.1%
Toll services	5,679	5,481	(198)	-3.5%
Data and internet services	8,408	9,804	1,396	16.6%
Other services and sales	6,325	5,986	(339)	-5.4%

Total revenues and sales	$58,177	$58,819	$642	1.1%

Local Services. Local services revenues increased $413,000, or 2.4%, for the three months ended June 30, 2009 as compared to the same period in 2008. The increase was primarily due to higher access lines resulting from the acquisition of Bishop Communications. From June 30, 2008 to June 30, 2009, total access lines increased by 2,200 including the loss of 2,800 incumbent local exchange carrier lines offset by an increase in lines served by our competitive local exchange carriers of 5,000. Excluding the lines acquired in the Bishop Communications transaction, incumbent local exchange carrier lines decreased by 14,400, while lines served by our competitive local exchange carriers increased by 400 lines from June 30, 2008 to June 30, 2009.

Network Access Services. Our network access services revenues decreased $630,000, or 3.1%, for the three months ended June 30, 2009 as compared to the same period in 2008. The decrease was primarily due to lower minutes of use per access line and a decrease in the switched access rates for the CLEC operation in Iowa and Montezuma Telephone partially offset by the acquisition of Bishop Communications.

Toll Services. Our toll services revenues decreased by $198,000, or 3.5%, for the three months ended June 30, 2009 as compared to the same period in 2008. The decrease in revenue was due to the decrease in minutes of use partially offset by the acquisition of Bishop Communications.

Data and Internet Services. Data and Internet services revenues increased by $1.4 million, or 16.6%, for the three months ended June 30, 2009 as compared to the same period in 2008. The increase was primarily a result of growth in revenue from our existing DSL Internet access service of $1.2 million combined with the growth in our data solutions products and the acquisition of Bishop Communications. This increase was partially offset by decreases in dial-up Internet revenue of $268,000. We believe the decline in dial-up Internet access service customers primarily was the result of customer migration to broadband products such as our DSL service.

Other Services and Sales. Other services and sales revenues decreased by $339,000, or 5.4%, for the three months ended June 30, 2009 as compared to the same period in 2008. The revenue decrease was primarily due to lower CPE sales partially offset by the acquisition of Bishop Communications and increased revenue from video services.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the three months ended June 30, 2009 compared to the same period in 2008:

	Three Months Ended June 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$18,744	$18,652	$(92)	-0.5%
Selling, general and administrative	10,150	13,459	3,309	32.6%
Depreciation and amortization	12,665	14,328	1,663	13.1%

Total operating costs and expenses	$41,559	$46,439	$4,880	11.7%

Cost of Services and Sales. Cost of services and sales decreased $92,000, or 0.5%, for the three months ended June 30, 2009 as compared to the same period in 2008. The decrease was principally due to a curtailment gain resulting from a change to the postretirement welfare benefit plan of $590,000 and a decrease in network access costs. These decreases were partially offset by the operating costs of Bishop Communications.

Selling, General and Administrative. Selling, general and administrative costs increased $3.3 million, or 32.6%, for the three months ended June 30, 2009 as compared to the same period in 2008. The increase was primarily due to additional operating expenses from our acquisition of Bishop Communications, a $1.8 million one-time charge related to a network access matter and acquisition related costs of $296,000 that are now charged to expense in accordance with SFAS No. 141(R) which was adopted on January 1, 2009.

Depreciation and Amortization. Depreciation and amortization increased $1.7 million, or 13.1%, for the three months ended June 30, 2009 as compared to the same period in 2008. The increase was primarily due to $1.2 million of depreciation and amortization expense at Bishop Communications and higher plant balances.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the three months ended June 30, 2009 compared to the same period in 2008:

	Three Months Ended June 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$172	$389	$217	126.2%
Interest expense	(7,463)	(7,612)	(149)	2.0%
Other, net	—	(110)	(110)	—%

Total other expense, net	$(7,291)	$(7,333)	$(42)	0.6%

Interest and Dividend Income. Interest and dividend income increased $217,000 for the three months ended June 30, 2009 as compared to the same period in 2008. The increase was due to higher patronage income in 2009.

Interest Expense. Interest expense was $7.5 and $7.6 million for the three months ended June 30, 2008 and 2009, respectively. Interest expense remained steady year over year due to lower interest rates, which offset a higher average balance on the revolving line of credit in 2009 and the debt of EN-TEL assumed as part of the Bishop acquisition.

Other, Net. Other, net was net expense of $110,000 resulting principally from the ineffectiveness of an interest rate swap agreement during the three months ended June 30, 2009 as compared to zero for the three months ended June 30, 2008.

Income Tax Expense

Income tax expense decreased by $1.9 million to $2.1 million for the three months ended June 30, 2009 as compared to $4.0 million for the same period in 2008 due to lower income before taxes. Income tax expense is being booked at an estimated rate of approximately 43%.

During the three months ended June 30, 2008 and 2009, cash income taxes paid were $143,000 and $70,000, respectively, and relate primarily to payments of alternative minimum tax (AMT).

Six Months Ended June 30, 2009 and 2008

Revenues and Sales

The table below sets forth the components of our revenues and sales for the six months ended June 30, 2009 compared to the same period in 2008:

	Six Months Ended June 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Revenues and Sales:
Local services	$35,113	$35,920	$807	2.3%
Network access services	43,005	41,567	(1,438)	-3.3%
Toll services	11,549	11,047	(502)	-4.3%
Data and internet services	16,486	19,459	2,973	18.0%
Other services and sales	12,869	12,114	(755)	-5.9%

Total revenues and sales	$119,022	$120,107	$1,085	0.9%

Local Services. Local services revenues increased $807,000, or 2.3%, for the six months ended June 30, 2009 as compared to the same period in 2008. The increase was primarily due to the purchase of Bishop which offset other line losses which is further described under “Results of Operations – Three Months Ended June 30, 2009 and 2008”.

Network Access Services. Our network access services revenues decreased $1.4 million, or 3.3%, for the six months ended June 30, 2009 as compared to the same period in 2008. The decrease was primarily due to lower minutes of use per access line and a decrease in switched access rates for the CLEC operations in Iowa and Montezuma Telephone partially offset by the acquisition of Bishop Communications.

Toll Services. Our toll services revenues decreased by $502,000, or 4.3%, for the six months ended June 30, 2009 as compared to the same period in 2008. The decrease in revenue was due to a decrease in the average minutes of use per customer partially offset by the acquisition of Bishop Communications.

Data and Internet Services. Data and Internet Services revenues increased by $3.0 million, or 18.0%, for the six months ended June 30, 2009 as compared to the same period in 2008. The increase was primarily a result of growth in our DSL Internet access service revenue of $2.6 million and growth in our data solutions products revenue of $909,000. This increase was partially offset by decreases in dial-up Internet revenue of $566,000. We believe the decline in dial-up Internet access service customers primarily was the result of customer migration to broadband products such as our DSL service.

Other Services and Sales. Other services and sales revenues decreased by $755,000, or 5.9%, for the six months ended June 30, 2009 as compared to the same period in 2008. The revenue decrease was primarily due to lower CPE sales partially offset by a $962,000 increase in revenue from video services.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the six months ended June 30, 2008 compared to the same period in 2009:

	Six Months Ended June 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$37,357	$38,886	$1,529	4.1%
Selling, general and administrative	20,265	25,661	5,396	26.6%
Depreciation and amortization	25,270	28,318	3,048	12.1%

Total operating costs and expenses	$82,892	$92,865	$9,973	12.0%

Cost of Services and Sales. Cost of services and sales increased $1.5 million, or 4.1%, for the six months ended June 30, 2009 as compared to the same period in 2008. The increase was principally due to operating costs at Bishop Communications, partially offset by lower network access costs and a curtailment gain of $590,000 resulting from changes to a postretirement benefit plan.

Selling, General and Administrative. Selling, general and administrative costs increased $5.4 million, or 26.6%, for the six months ended June 30, 2009 as compared to the same period in 2008. The increase was primarily due to a result of $1.5 million of acquisition related costs that were charged to expense in accordance with SFAS No. 141(R) which was adopted on January 1, 2009, additional operating expenses from our acquisition of Bishop Communications, and a $1.8 million one-time charge related to a network access matter.

Depreciation and Amortization. Depreciation and amortization increased $3.0 million, or 12.1%, for the six months ended June 30, 2009 as compared to the same period in 2008. The increase was primarily due to $2.3 million of depreciation and amortization expense at Bishop Communications and higher plant balances.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the six months ended June 30, 2009 compared to the same period in 2008:

	Six Months Ended June 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$550	$1,262	$712	129.5%
Interest expense	(15,161)	(15,208)	(47)	0.3%
Other, net	(259)	(269)	(10)	3.9%

Total other expense, net	$(14,870)	$(14,215)	$655	-4.4%

Interest and Dividend Income. Interest and dividend income increased $712,000, or 129.5%, as compared to the same period in 2008. The increase was due to higher patronage income in 2009.

Interest Expense. Interest expense increased $47,000, or 0.3%, for the six months ended June 30, 2009 as compared to the same period in 2008. The increase was due to a higher average balance on the revolving credit facility and the debt of EN-TEL assumed as part of the Bishop acquisition partially offset by lower interest rates on the Company’s variable rate debt.

Other, Net. Other, net was a net expense of $269,000 related to ineffectiveness of the interest rate swap for the six months ended June 30, 2009 as compared to $259,000 in the same period in 2008.

Income Tax Expense

Income tax expense decreased $3.4 million to $5.6 million for the six months ended June 30, 2009 as compared to $9.0 million for the same period in 2008 due to lower income before taxes. During the six months ended June 30, 2008 and 2009, cash income taxes paid were $147,000 and $71,000, respectively.

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements arise primarily from: (i) principal and interest payments related to our credit facilities; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our common stock; and (v) potential acquisitions.

The table below reflects the dividends declared or paid by the Company during 2008 and 2009:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 14, 2007	$0.405	December 31, 2007	January 15, 2008
March 14, 2008	$0.405	March 31, 2008	April 15, 2008
June 12, 2008	$0.405	June 30, 2008	July 15, 2008
September 15, 2008	$0.405	September 30, 2008	October 15, 2008
December 15, 2008	$0.405	December 31, 2008	January 15, 2009
March 16, 2009	$0.405	March 31, 2009	April 15, 2009
June 15, 2009	$0.405	June 30, 2009	July 15, 2009

Our intention is to distribute a substantial portion of the cash generated by our business to our shareholders in regular quarterly dividends to the extent we generate cash in excess of our cash needs for operations, interest and principal payments on our indebtedness, and capital expenditures.

We intend to fund our operations, interest expense, principal payments, capital expenditures, working capital requirements and dividend payments on our common stock with cash from operations. For the six months ended June 30, 2008 and 2009, cash provided by operating activities was $44.2 million and $39.6 million, respectively.

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

On July 1, 2009 Iowa Telecom completed its acquisition of substantially all of the assets of Sherburne Tele Systems, Inc. for a purchase price of approximately $82.0 million in cash, subject to certain balance sheet and tax adjustments. Approximately $10.9 million of the purchase price was deposited into escrow accounts to satisfy, among other things, potential balance sheet purchase price adjustments, tax adjustments and potential indemnification claims by Iowa Telecom, if any. The purchase price was funded by an incremental term loan of $75.0 million under Iowa Telecom’s credit facilities, with the balance from borrowings under Iowa Telecom’s revolving credit facility.

On July 1, 2009, Iowa Telecom entered into an Incremental Loan Amendment (the “Incremental Amendment”) to the Amended and Restated Credit Agreement dated as of November 23, 2004 (as amended from time to time, the “Credit Agreement”), among Iowa Telecom, the lenders party thereto and the Rural Telephone Finance Cooperative, as administrative agent. Pursuant to the Incremental Amendment, Iowa Telecom borrowed $75.0 million in incremental loans under the uncommitted incremental loan facility provided under the Credit Agreement. Interest will accrue on the incremental loans at either a base rate plus 1.00% (in the case of base rate loans) or LIBOR plus 2.00% (in the case of Eurodollar loans), at the election of Iowa Telecom. The incremental loans are subject to the terms and conditions of the Credit Agreement and are entitled to the benefits of the collateral security provided to the other loans made pursuant to the Credit Agreement. The maturity date of the incremental loans is November 23, 2011.

On June 23, 2009, the Company announced a definitive agreement to acquire substantially all the assets of WH Comm for $1.1 million, subject to regulatory approval. WH Comm is a division of Wright-Hennepin Cooperative Electric Association based in Rockford, MN. WH Comm, a Competitive Local Exchange Carrier (CLEC), provides voice and high speed DSL Internet in several communities near the western suburbs of Minneapolis, Minnesota. As of June 1, 2009, WH Comm had approximately 2,000 access lines and 700 DSL subscribers. The Company intends to close the transaction by the end of the third quarter.

On July 2, 2009, the Company announced a definitive agreement to acquire New Ulm Telecom Inc.’s ownership interests in EN-TEL Communications, LLC, SHAL, LLC, SHAL Networks, Inc., (collectively referred to as “SHAL”) and Direct Communications, LLC for $1.7 million and the assumption of New Ulm’s related debt guarantees, subject to specified customary adjustments. New Ulm Telecom is based in New Ulm, Minnesota.

SHAL owns and leases a 2,500-mile fiber-optic network throughout Minnesota that provides access to low cost, high quality transport facilities. EN-TEL Communications is a CLEC based in Willmar, Minnesota, providing local voice, DSL and digital video services to customers in central Minnesota. Upon closing, Iowa Telecom will own all of the outstanding equity in the SHAL entities, Direct Communications, LLC and substantially all of EN-TEL Communications. The Company intends to close the transaction by the end of the third quarter.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. We are not required to make any scheduled principal payments on Term Loans B, C and D, which will mature in November 2011. However, we may be required to make annual mandatory prepayments under these credit facilities with a portion of our available cash. We will need to refinance all or a portion of our indebtedness on or before maturity in 2011. Debt issued by EN-TEL, of approximately $11.8 million, will have principal payments of $621,000 in 2009, $1.3 million in 2010, $1.4 million in 2011, $1.5 million in 2012, $1.6 million in 2013, and $5.3 million thereafter.

The dividend policy adopted by our board of directors calls for us to distribute a substantial portion of our cash flow to our shareholders. As a result, we may not have significant cash available to meet any large unanticipated liquidity requirements, other than through available borrowings, if any, under our revolving credit facility. Therefore, we may not have a sufficient amount of cash to finance growth opportunities, including acquisitions, to fund unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our consolidated balance sheets, statements of income and our business could suffer. However, our board of directors may, in its discretion, amend or repeal our dividend policy to decrease the level of dividends provided for under the policy, or to discontinue entirely the payment of dividends.

We have historically funded our operations and capital expenditure requirements primarily with cash from operations and our revolving line of credit. The following table summarizes our Short-Term Liquidity and Adjusted Total Debt, as defined in our credit agreement, as of December 31, 2008 and June 30, 2009:

	As of
	December 31, 2008	June 30, 2009
	(dollars in thousands)
Short-Term Liquidity:
Current assets	$42,020	$32,920
Current liabilities	(92,280)	(77,037)

Net working capital deficit	$(50,260)	$(44,117)

Cash and cash equivalents	$11,605	$5,642
Available on revolving credit facility	$61,000	$69,000
Adjusted Total Debt:
Long-term debt	$489,003	$488,358
Current maturities of long-term debt	1,219	1,266
Revolving credit facility	39,000	31,000

Total debt	529,222	520,624
Minus:
RTFC Capital Certificates	(7,778)	(7,778)
Cash and cash equivalents	(11,605)	(5,642)

Adjusted Total Debt	$509,839	$507,204

The change in net working capital deficit from December 31, 2008 to June 30, 2009 is primarily due to the cash flow from operations. The reductions in current assets and current liabilities are mostly due to the use of cash and cash equivalents to reduce the outstanding balance on the revolving credit facility and property taxes.

The following table summarizes our Adjusted EBITDA, as defined in our credit agreement, and reconciles such Adjusted EBITDA to net income (which we believe is the most directly comparable GAAP financial measure to Adjusted EBITDA) for the three and six month periods ended June 30, 2008 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Adjusted EBITDA:
Net income	$5,293	$2,921	$12,250	$7,430
Income tax expense	4,034	2,126	9,010	5,597
Interest expense	7,463	7,612	15,161	15,208
Depreciation and amortization	12,665	14,328	25,270	28,318
Unrealized (gains) losses on financial derivatives	—	131	259	304
Non-cash stock-based compensation expense	904	958	1,770	1,843
Extraordinary or unusual (gains) losses	—	—	—	—
Non-cash portion of RTFC Capital Allocation	(44)	(172)	(146)	(509)
Other non-cash losses (gains)	—	—	—	—
Loss (gain) on disposal of assets not in ordinary course	—	—	—	—
Transaction costs	—	296	—	1,460

Adjusted EBITDA	$30,315	$28,200	$63,574	$59,651

The following table summarizes our sources and uses of cash for the six months ended June 30, 2008 and 2009:

	Six Months Ended June 30,
	2008	2009
	(dollars in thousands)
Net Cash Provided (Used) By:
Operating activities	$44,229	$38,862
Investing activities	$(18,931)	$(10,664)
Financing activities	$(43,124)	$(34,161)

Cash Provided by Operating Activities

Net cash provided by operating activities of $38.9 million for the six months ended June 30, 2009 decreased $5.4 million from 2008.

Cash Used in Investing Activities

The table below sets forth the components of cash used in investing activities for the six months ended June 30, 2008 and 2009:

	Six Months Ended June 30,
	2008	2009
	(dollars in thousands)
Network and support assets	$9,948	$8,142
Other	3,045	2,198

Total capital expenditures	12,993	10,340
Business acquisitions, net of cash acquired	—	324
Purchase of wireless licenses	5,938	—

Total	$18,931	$10,664

We expect that total capital expenditures, including those associated with the Sherburne acquisition, will be between approximately $26 million and $28 million in fiscal 2009. We expect to fund all of these capital expenditures through cash generated by our operations. Our capital expenditures can fluctuate from quarter to quarter, and are impacted to some extent by factors beyond our control, such as customer demand, the level of construction activity in our region, and weather.

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

Cash Used in Financing Activities

For the six months ended June 30, 2008 and 2009, net cash used in financing activities was $43.1 million and $34.2 million, respectively. The decrease in net cash used in financing activities of $9.0 million was primarily the result of lower level of payments related to the revolving credit facility.

Long-Term Debt and Revolving Credit Facilities

As of June 30, 2009
(dollars in thousands)
Total Long-Term Debt:
Iowa Telecom senior secured term loans	$477,778
EN-TEL Communications, LLC notes payable	11,846

Total Debt	489,624
Current Maturities of long-term debt	(1,266)

Long-Term Debt	$488,358

Iowa Telecom Credit Facilities

As of June 30, 2009, we had outstanding $477.8 million of senior debt under the Iowa Telecom term loan facilities, and had $31.0 million drawn under our $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of June 30, 2009, $31.0 million was outstanding on the revolving credit facility and $69.0 million was available. Borrowings under our revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of June 30, 2009, we had $31.0 million outstanding under LIBOR elections at an average all-in rate of 2.31%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of June 30, 2009, $350.0 million was outstanding under Term Loan B based upon a LIBOR election effective through September 30, 2009 at an all-in rate of 2.35%. We have entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of June 30, 2009, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through July 15, 2009 at an all-in rate of 2.07%.

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

The Iowa Telecom credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans (adjusted to exclude the effects of borrowings to fund permitted acquisitions) through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of June 30, 2009, no prepayment amounts were due under these provisions.

The Iowa Telecom credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the Iowa Telecom credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of June 30, 2009.

EN-TEL Communications, LLC Notes Payable

On July 18, 2008, the Company acquired Bishop Communications Corporation (“Bishop Communications”). As part of the acquisition, the Company assumed debt of $13.0 million. The assumed debt is represented by promissory notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.12%. The notes have a fixed interest rate for specific periods of time ranging from August 2009 through December 2013 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The promissory notes mature in 2015 and 2018. Principal payments of $302,000 and $598,000 were made during the three and six months ended June 30, 2009. The remaining scheduled payments are $621,000 in 2009, $1.3 million in 2010, $1.4 million in 2011, $1.5 million in 2012, $1.6 million in 2013, and $5.3 million thereafter.

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

The Iowa Utilities Board took the position in the fourth quarter of 2008 that our incumbent local exchange carrier’s intrastate access rates have ceased to be subject to the intrastate switched access rate freeze since July 1, 2005, and are subject to challenge. The Board is currently considering such a challenge based on a February 20, 2008, MCImetro Transmission Access Transmission Services LLC, d/b/a Verizon Access Transmission Services and MCI Communications Services, Inc. d/b/a Verizon Business Services complaint filed with the Iowa Utilities Board against our local incumbent exchange carrier, our Iowa competitive local exchange carriers, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that such companies’ tariffed originating and terminating intrastate switched access rates are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We filed a motion to dismiss the complaint in light of our legislated price plan, and believe the substance of the complaint to be without merit given the absence of any rationale for the proposed decrease. The Iowa Utilities Board denied our motion to dismiss on November 14, 2008, a decision we cannot appeal until the Board issues a decision on the merits. In our initial round of testimony on March 5, 2009, we estimated that the potential annual effect of Verizon’s complaint on the incumbent local exchange carrier operations of Iowa Telecommunications Services, Inc. was $16 million based on current levels of access service demand. Following further rounds of testimony by Verizon and Iowa Telecom and Frontier, the final round of testimony will be filed by Verizon on August 31, 2009, with a hearing to be held starting October 27, 2009. We cannot predict when this proceeding will conclude or what the outcome may be.

On September 12, 2008, the Iowa Utilities Board issued an order commencing an inquiry into whether the Board should create an Iowa universal service fund (“USF”). At this point, the Board is seeking comment on preliminary issues, such as how it should determine whether an Iowa USF is needed, although the Board is also inquiring into certain broad policy and implementation issues assuming that an Iowa USF will be established. Comments were due October 27, 2008. The Board held an initial informal workshop on March 25, 2009 to discuss issues. This workshop may be followed by other workshops and/or an order commencing rulemaking. At this time, the Board has yet to state formally whether its Iowa USF inquiry is tied to any potential charges to other rates or any other matter. We cannot predict whether the Board will establish a rulemaking as a result of its pending inquiry and, if assuming it does, the result of such rulemaking or its potential impact on our operations.

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

Obligations and Commitments

Our ongoing capital commitments include capital expenditures, debt service requirements and acquisition commitments. For the six months ended June 30, 2009, capital expenditures were $10.3 million; see “—Liquidity and Capital Resources—Cash Used in Investing Activities.”

The following table sets forth our contractual obligations as of June 30, 2009, together with cash payments due in each period indicated:

	Payments Due by Period
Obligation	Total	Jul. – Dec. 2009	2010 – 2011	2012 – 2013	2014 and after
	(dollars in thousands)
Current Debt:
Revolving credit facility(1)	$31,000	$—	$31,000	$—	$—
Current maturities of long term debt	1,266	621	645	—	—
Long-Term Debt:
Senior debt payments	477,778	—	477,778	—	—
Interest payments on senior debt(2)	60,046	12,981	47,065	—	—
EN-TEL debt payments	10,580	—	2,086	3,175	5,319
Operating Lease Payments	699	188	234	182	95

Total Contractual Obligations(3)	$581,369	$13,790	$558,808	$3,357	$5,414

(1)	Advances on the line of credit mature in periods within one year. The terms of the line of credit are a component of our senior debt agreement which expires in November 2011.
(2)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.
(3)	Excludes commitment for the acquisition of Sherburne Tele Systems for approximately $82.0 million, which was completed on July 1, 2009

As of June 30, 2009, no letters of credit were outstanding.

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

We perform an impairment review of goodwill and indefinite lived intangible assets annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. We performed an annual impairment review of goodwill and indefinite lived intangible assets as of August 31, 2008 primarily using discounted cash flow and market capitalization methodologies. No impairment of goodwill or other long lived assets resulted from the annual valuation.

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

As of December 31, 2008, our unused tax net operating loss carry forwards were $149.0 million, and will expire between 2021 and 2024. Additionally, the Company expects to be able to continue taking deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $41 million per year through June 2015. Based upon the evidence available as of June 30, 2009, the combination of the continued generation of taxable income from operations and reversing temporary differences will, more likely than not, be sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance was required for our deferred tax assets.

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

In the event that the swap agreements no longer qualify for cash flow hedge accounting treatment, all changes in fair market value would be reported currently in earnings and would be recorded in the Other Income (Expense) section of the Company’s Consolidated Statements of Income. Additionally, the net gain or loss remaining in accumulated other comprehensive income would be reclassified into earnings over the remainder of the term of the swap agreements. For the three months ended June 30, 2009, the Company would have recognized in earnings a gain of $3.0 million had the interest rate swaps ceased to qualify for hedge accounting.

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

We place our cash and temporary cash investments with high credit quality financial institutions. We also periodically evaluate the credit worthiness of the institutions with which we invest. We have entered into interest rate swap agreements to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. The guarantor of one of the floating rate payers under the interest rate swap agreements declared bankruptcy during the third quarter of 2008 resulting in a default of the agreement. In accordance with our agreement, we elected to terminate the agreement and entered into a new interest rate swap agreement for the same notional amount and approximate rate with another party. The floating rate payers under our current interest rate swap agreements are nationally recognized counterparties and are believed to be of strong credit. While we may be exposed to losses due to non-performance of the counterparties or the calculation agents, we consider the risk remote and do not expect the settlement of these transactions to have a material adverse effect on our consolidated balance sheets or statement of income.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of Accounting Review Bulletin No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of SFAS 160 did not have a material impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and also includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) requires acquisition related costs to be expensed as incurred. During the first quarter of 2009, the Company expensed acquisition related costs of $868,000 that had been deferred pursuant to SFAS No. 141 (“SFAS 141”) on acquisitions that did not close prior to the adoption date of SFAS 141(R) on January 1, 2009. Other than expensing acquisition costs deferred pursuant to SFAS 141 as discussed above, the adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment of FASB Statement No. 133. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 impacted disclosures only and did not have an impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows. See Note 8 to Financial Statements for expanded disclosures related to the adoption of SFAS 161.

In December 2008, the FASB issued FASB Staff Position Financial Accounting Standards (“FAS”) 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (“FAS 132(R)-1”). FAS 132(R)-1 amends FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. FAS 132(R)-1 will impact disclosures only and will not have an impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

Effective January 1, 2009, the Company adopted FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). Under EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Restricted stock granted to employees under the Company’s 2005 Stock Incentive Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. EITF 03-6-1 was adopted via retroactive application for the quarter and year ended June 30, 2008, resulting in a decrease to basic and diluted EPS of $0.01 for each of the periods.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1 (“FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments. FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial information. FAS 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FAS 107-1, publicly traded companies must include disclosures about the fair value of their financial instruments whenever summarized financial information for interim reporting periods is issued. In addition, companies must disclose in the body or in the accompanying notes of their summarized financial information for interim reporting periods and in their financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in their balance sheets, as required by FASB Statement No. 107. FAS 107-1 is effective for interim periods ending after June 15, 2009. Adoption of FAS 107-1 impacted disclosures only and did not have an impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows. See Note 10 to Financial Statements for expanded disclosures related to the adoption of FAS 107-1.

In May 2009, the FASB issued SFAS Statement No. 165 (“SFAS 165”), Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. Adoption of SFAS 165 impacted disclosures only and did not have an impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows. See Note 9 to Financial Statements for expanded disclosures related to the adoption of SFAS 165.

In June 2009, the FASB issued SFAS Statement No. 168 (“SFAS 168”), FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated balance sheets, statements of income or statements of cash flows.

Inflation

We do not believe that inflation has a significant effect on the financial results of our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our short-term excess cash balance, if any, is typically invested in money market funds. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

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

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to $50.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $31.0 million of borrowings drawn under the revolving credit facility at June 30, 2009. With respect to our $77.8 million of borrowings under Term Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from July 2011 through maturity in November 2011.

With respect to our $11.8 million of borrowings at EN-TEL, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperation variable rate, from the dates on which the current interest rate locks expire (August 2009 through December 2013) until the notes mature in 2015 and 2018.

As of June 30, 2009, a one percent change in the underlying interest rates for all of the variable rate debt that was outstanding would have an impact of approximately $810,000 per year on our interest expense while our fixed rates and swaps are in place.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2009 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

We currently, and from time to time, are involved in litigation and regulatory proceedings incidental to the conduct of our business. We are not a party to any lawsuits or proceedings that, in the opinion of our management, are likely to have a material adverse effect on us other then as described below.

The Iowa Utilities Board took the position in the fourth quarter of 2008 that our incumbent local exchange carrier’s intrastate access rates have ceased to be subject to the intrastate switched access rate freeze since July 1, 2005, and are subject to challenge. The Board is currently considering such a challenge based on a February 20, 2008, MCImetro Transmission Access Transmission Services LLC, d/b/a Verizon Access Transmission Services and MCI Communications Services, Inc. d/b/a Verizon Business Services complaint filed with the Iowa Utilities Board against our local incumbent exchange carrier, our Iowa competitive local exchange carriers, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that such companies’ tariffed originating and terminating intrastate switched access rates are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We filed a motion to dismiss the complaint in light of our legislated price plan, and believe the substance of the complaint to be without merit given the absence of any rationale for the proposed decrease. The Iowa Utilities Board denied our motion to dismiss on November 14, 2008, a decision we cannot appeal until the Board issues a decision on the merits. In our initial round of testimony on March 5, 2009, we estimated that the potential annual effect of Verizon’s complaint on the incumbent local exchange carrier operations of Iowa Telecommunications Services, Inc. was $16 million based on current levels of access service demand. Following further rounds of testimony by Verizon and Iowa Telecom and Frontier, the final round of testimony will be filed by Verizon on August 31, 2009, with a hearing to be held starting October 27, 2009. We cannot predict when this proceeding will conclude or what the outcome may be.

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

During the quarter ended June 30, 2009, the Company reacquired the following number of shares of its common stock from recipients of restricted stock awards under the Company’s 2005 Stock Incentive Plan in order to satisfy tax withholding obligations due upon vesting of such restricted stock (see also Note 7 to Consolidated Financial Statements above):

ISSUER PURCHASES OF EQUITY SECURITIES

Periods	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2009	22,450	$11.46	—	—
May 1 to May 31, 2009	7,027	$12.87	—	—
June 1 to June 30, 2009	—	$—	—	—

Total	29,477	$11.80	—	—

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The registrant held its 2009 Annual Meeting of the Shareholders on June 11, 2009.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management’s nominees for directors as listed in the Proxy Statement. All such nominees were elected pursuant to the following votes:

	Number of Votes
	FOR	WITHHELD
DIRECTORS:
Kenneth R. Cole	29,953,792	478,371
Norman C. Frost	29,953,939	478,224
Kendrik E. Packer	29,963,280	468,883

The Company’s other directors whose terms of office continued after the Annual Meeting are Brian G. Hart, H. Lynn Horak, Crag A. Lang, and Alan L. Wells.

(c) Other matters voted upon:

Ratification of appointment of Deloitte & Touche LLP as the Company’s independent registered public accountants for 2009:

Number of votes FOR	30,060,458
Number of votes AGAINST/WITHHELD	250,208
Number of votes ABSTAINING	121,497
Number of BROKER NON-VOTES	—

ITEM 6.	EXHIBITS

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2009	/s/ Alan L. Wells
Alan L. Wells
President, Chief Executive Officer and Director Principal Executive Officer
Iowa Telecommunications Services, Inc.

Date: July 29, 2009	/s/ Craig A. Knock
Craig A. Knock
Vice President, Chief Financial Officer and Treasurer Principal Accounting Officer
Iowa Telecommunications Services, Inc.

EXHIBIT INDEX

IOWA TELECOMMUNICATIONS SERVICES, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2009

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