Form 10-Q
period 2009-09-30
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2009-10-29
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of October 16, 2009 was 32,806,162.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	December 31, 2008	September 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,605	$12,091
Accounts receivable, net	23,320	22,663
Inventories	3,946	5,527
Prepayments and other current assets	3,149	5,767

Total Current Assets	42,020	46,048

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	601,782	664,688
Accumulated depreciation	(310,936)	(350,982)

Net Property, Plant and Equipment	290,846	313,706

GOODWILL	473,984	494,400
INTANGIBLE ASSETS AND OTHER, net	36,904	51,960
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	16,174	17,036

Total Assets	$859,928	$923,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$39,000	$41,000
Accounts payable	11,017	10,026
Advanced billings and customer deposits	8,615	10,662
Accrued and other current liabilities	32,429	27,291
Current maturities of long-term debt	1,219	2,048

Total Current Liabilities	92,280	91,027

LONG-TERM DEBT	489,003	566,940
DEFERRED TAX LIABILITIES	47,575	56,296
OTHER LONG-TERM LIABILITIES	28,326	27,944

Total Liabilities	657,184	742,207

COMMITMENTS AND CONTINGENCIES (Note 10)	—	—
STOCKHOLDERS’ EQUITY:
Iowa Telecommunications Services, Inc. stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,500,687 and 32,046,087 issued and outstanding, respectively	315	320
Additional paid-in capital	327,264	332,156
Accumulated deficit	(110,814)	(138,390)
Accumulated other comprehensive loss	(14,308)	(13,143)

Total Iowa Telecommunications Services, Inc. Stockholders’ Equity	202,457	180,943
Noncontrolling interest	287	—

Total Stockholders’ Equity	202,744	180,943

Total Liabilities and Stockholders’ Equity	$859,928	$923,150

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
REVENUES AND SALES	$62,923	$68,296	$181,945	$188,403
OPERATING COSTS AND EXPENSES:
Cost of services and sales (exclusive of items shown separately below)	20,424	22,650	57,781	61,536
Selling, general and administrative	11,965	14,312	32,230	39,973
Depreciation and amortization	13,736	16,412	39,006	44,730

Total Operating Costs and Expenses	46,125	53,374	129,017	146,239

OPERATING INCOME	16,798	14,922	52,928	42,164

OTHER INCOME (EXPENSE):
Interest and dividend income	179	480	729	1,742
Interest expense	(8,033)	(8,333)	(23,194)	(23,541)
Other, net	1,080	845	821	576

Total Other Expense, net	(6,774)	(7,008)	(21,644)	(21,223)

EARNINGS BEFORE INCOME TAXES	10,024	7,914	31,284	20,941
INCOME TAX EXPENSE	4,301	3,341	13,311	8,938

NET INCOME	5,723	4,573	17,973	12,003
Net loss attributable to noncontrolling interest	—	23	—	195

NET INCOME ATTRIBUTABLE TO IOWA TELECOMMUNICATIONS SERVICES, INC.	$5,723	$4,596	$17,973	$12,198

EARNINGS PER SHARE:
BASIC - Earnings Per Share	$0.18	$0.13	$0.55	$0.35

BASIC - Weighted Average Number of Shares Outstanding	31,492	32,038	31,469	31,880

DILUTED - Earnings Per Share	$0.17	$0.13	$0.54	$0.35

DILUTED - Weighted Average Number of Shares Outstanding	32,085	32,239	32,043	32,187

Dividends Declared Per Share	$0.405	$0.405	$1.215	$1.215

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

		Three Months Ended September 30, 2008 and 2009
	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, June 30, 2008	31,476,776	$315	$325,670	$(95,816)	$304	$—	230,473
Net income	—	—	—	5,723	—	—	5,723
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(1,662)	—	(1,662)
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(149)	—	(149)

Total comprehensive income (loss)	—	—	—	5,723	(1,811)	—	3,912
Compensation from compensatory stock plans, net of tax	35,625	—	890	—	—	—	890
Shares reacquired	(11,714)	—	(210)	—	—	—	(210)
Dividends declared ($.405 per share)	—	—	—	(12,949)	—	—	(12,949)

Balance, September 30, 2008	31,500,687	$315	$326,350	$(103,042)	$(1,507)	$—	$222,116

Balance, June 30, 2009	32,017,203	$320	$329,479	$(129,701)	$(12,721)	$365	$187,742
Net income (loss)	—	—	—	4,596	—	(23)	4,573
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(422)	—	(422)
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	4,596	(422)	(23)	4,151
Compensation from compensatory stock plans	35,625	—	959	—	—	—	959
Shares reacquired	(11,741)	—	(146)	—	—	—	(146)
Exercise of employee stock options	5,000	—	3	—	—	—	3
Capital contributions from noncontrolling interest	—	—	(18)	—	—	108	90
Noncontrolling interest in acquired entities	—	—	—	—	—	3,319	3,319
Acquisition of noncontrolling interest	—	—	1,879	—	—	(3,769)	(1,890)
Dividends declared ($.405 per share)	—	—	—	(13,285)	—	—	(13,285)

Balance, September 30, 2009	32,046,087	$320	$332,156	$(138,390)	$(13,143)	$—	$180,943

		Nine Months Ended September 30, 2008 and 2009
	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2007	31,440,215	$314	$324,170	$(82,154)	$637	$—	$242,967
Net income	—	—	—	17,973	—	—	17,973
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(1,702)	—	(1,702)
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(442)	—	(442)

Total comprehensive income (loss)	—	—	—	17,973	(2,144)	—	15,829
Compensation from compensatory stock plans, net of tax	87,825	1	2,668	—	—	—	2,669
Shares reacquired	(27,353)	—	(488)	—	—	—	(488)
Dividends declared ($1.215 per share)	—	—	—	(38,861)	—	—	(38,861)

Balance, September 30, 2008	31,500,687	$315	$326,350	$(103,042)	$(1,507)	$—	$222,116

Balance, December 31, 2008	31,500,687	$315	$327,264	$(110,814)	$(14,308)	$287	$202,744
Net income (loss)	—	—	—	12,198	—	(195)	12,003
Unrealized gain on derivatives, net of tax effect	—	—	—	—	1,501	—	1,501
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(336)	—	(336)

Total comprehensive income (loss)	—	—	—	12,198	1,165	(195)	13,168
Compensation from compensatory stock plans	121,075	—	2,802	—	—	—	2,802
Shares reacquired	(41,218)	—	(493)	—	—	—	(493)
Exercise of employee stock options	465,543	5	672	—	—	—	677
Capital contributions from noncontrolling interest	—	—	32	—	—	358	390
Noncontrolling interest in acquired entities	—	—	—	—	—	3,319	3,319
Acquisition of noncontrolling interest	—	—	1,879	—	—	(3,769)	(1,890)
Dividends declared ($1.215 per share)	—	—	—	(39,774)	—	—	(39,774)

Balance, September 30, 2009	32,046,087	$320	$332,156	$(138,390)	$(13,143)	$—	$180,943

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,973	$12,003
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	37,841	42,978
Amortization of intangible assets	1,165	1,752
Amortization of debt issuance costs	466	729
Deferred income taxes	12,673	8,667
Non-cash stock-based compensation expense	2,660	2,802
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	278	3,153
Inventories	(280)	(167)
Accounts payable	528	(2,430)
Other assets and liabilities	(7,333)	(5,858)

Net Cash Provided by Operating Activities	65,971	63,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,122)	(16,251)
Business acquisitions, net of cash acquired	(33,419)	(80,043)
Purchase of wireless licenses	(5,938)	—

Net Cash Used in Investing Activities	(59,479)	(96,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	19,000	2,000
Proceeds from exercise of stock options	—	677
Payment of debt issuance costs	(351)	(2,009)
Issuance of long-term debt	—	75,000
Payment on long-term debt	(308)	(1,087)
Cash contributions from noncontrolling interests	—	390
Acquisition of noncontrolling interests	—	(1,890)
Shares reacquired	(488)	(493)
Dividends paid	(38,799)	(39,437)

Net Cash Used in or Provided by Financing Activities	(20,946)	33,151

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,454)	486
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,919	11,605

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,465	$12,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$23,527	$22,719

Cash paid for income taxes	$346	$71

SUPPLEMENTAL NON-CASH ACTIVITIES:

Dividends on Common Stock of $12,949 were declared on September 15, 2008 for shareholders of record as of September 30, 2008 and the dividends were paid on October 15, 2008.

Dividends on Common Stock of $13,284 were declared on September 15, 2009 for shareholders of record as of September 30, 2009 and the dividends were paid on October 15, 2009.

In the nine months ended September 30, 2008, the Company completed the purchase of Bishop Communications Corporation for approximately $33 million net of cash received. See Note 12 for further information on the Company’s acquisition of Bishop Communications Corporation.

In the nine months ended September 30, 2009, the Company completed the purchase of substantially all of the assets of Sherburne Tele Systems, Inc. (“the Sherburne Assets”) for approximately $79.7 million in cash (net of cash acquired), subject to certain tax adjustments, and New Ulm Telecom Inc.’s ownership interests in EN-TEL Communications, LLC, SHAL, LLC and SHAL Networks, Inc. for $1.9 million. See Note 12 for further information on the Company’s acquisitions.

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued amended guidance regarding “Noncontrolling Interests in Consolidated Financial Statements” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The amended guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this amended guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The amended guidance also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of the amended guidance did not have a material impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

In December 2007, the FASB issued revised guidance regarding “Business Combinations.” The revised guidance requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and also includes a substantial number of new disclosure requirements. The revised guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The revised guidance requires acquisition related costs to be expensed as incurred. During the first quarter of 2009, the Company expensed acquisition related costs of $868,000 that had been deferred pursuant to the prior guidance on acquisitions that did not close before to the adoption date on January 1, 2009. Other than expensing acquisition costs deferred pursuant to prior guidance as discussed above, the adoption of the revised guidance did not have a material impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

In March 2008, the FASB issued amended guidance regarding “Disclosures about Derivative Instruments and Hedging Activities.” The amended guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance and cash flows. The amended guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of the amended guidance impacted disclosures only and did not have an impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows. See Note 9 to Financial Statements for expanded disclosures related to the adoption of the amended guidance.

In December 2008, the FASB amended its prior guidance regarding “Employer’s Disclosures about Postretirement Benefit Plan Assets.” The amended guidance is effective for fiscal years ending after December 15, 2009. The amended guidance will impact disclosures only and will not have an impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

In April 2009, the FASB issued amended guidance regarding “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments in interim financial information. The amended guidance also requires those disclosures in summarized financial information at interim reporting periods. Under the amended guidance, publicly traded companies must include disclosures about the fair value of their financial instruments whenever summarized financial information for interim reporting periods is issued. In addition, companies must disclose in the body or in the accompanying notes of their summarized financial information for interim reporting periods and in their financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the Company’s balance sheet. The amended guidance is effective for interim periods ending after June 15, 2009. Adoption of the amended guidance impacted disclosures only and did not have an impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows. See Note 11 to Financial Statements for expanded disclosures related to the adoption of the amended guidance.

In May 2009, the FASB issued guidance regarding “Subsequent Events.” The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the new guidance provides: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. Adoption of the new guidance impacted disclosures only and did not have an impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows. See Note 10 to Financial Statements for expanded disclosures related to the adoption of the new guidance.

In June 2009, the FASB issued FASB Accounting Standards Update 2009-01, Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FASB ASU 2009-01”). FASB ASU 2009-01establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. FASB ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the FASB ASU 2009-01 did not have a material impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

2. EARNINGS PER SHARE

Effective January 1, 2009, the Company adopted amended guidance related to “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the amended guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Restricted stock granted to employees under the Company’s 2005 Stock Incentive

Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. The amended guidance was adopted via retroactive application for the quarter and nine months ended September 30, 2008, resulting in no change to basic EPS and a $0.01 decrease in diluted EPS for the quarter and a $0.02 decrease to both basic and diluted EPS for the year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(in thousands, except per share amounts)
Net income attributable to Iowa Telecommunications Services, Inc.	$5,723	$4,596	$17,973	$12,198
Net income allocated to unvested compensatory stock	(191)	(306)	(620)	(898)

Net income attributable to Iowa Telecommunications Services, Inc. common shares	5,532	4,290	17,353	11,300

Basic shares outstanding:
Weighted average basic shares outstanding	31,976	32,713	31,946	32,534
Less unvested compensatory stock included in weighted average basic shares outstanding	(484)	(675)	(477)	(654)

Weighted average shares outstanding for basic earnings per common share	31,492	32,038	31,469	31,880

Diluted shares outstanding:
Weighted average shares outstanding for basic earnings per common share	31,492	32,038	31,469	31,880
Add shares issuable upon exercise of stock options	593	201	574	307

Weighted average number of shares outstanding – diluted	32,085	32,239	32,043	32,187

Earnings Per Share:
Basic	$0.18	$0.13	$0.55	$0.35
Diluted	$0.17	$0.13	$0.54	$0.35

As of September 30, 2008 and 2009, total options outstanding were 677,579 and 212,036, respectively.

3. NONCONTROLLING INTEREST

The following table presents the effects of changes in Iowa Telecom’s ownership interest in its partially-owned subsidiary on Iowa Telecom’s equity:

	Net Income Attributable to Iowa Telecommunications and Transfers (to) from the Noncontrolling Interest
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(dollars in thousands)
Net income attributable to Iowa Telecommunications Services, Inc.	$5,723	$4,596	$17,973	$12,198
Increase (decrease) in Iowa Telecommunications Services, Inc. paid-in capital for issuance of shares	—	(18)	—	32
Increase in Iowa Telecommunications Services, Inc. paid-in capital due to gain on acquisition of noncontrolling interest	—	1,879	—	1,879

Change from net income attributable to Iowa Telecommunications Services, Inc. and transfers from noncontrolling interest	$5,723	$6,457	$17,973	$14,109

4. REVENUES AND SALES

The table below sets forth the components of revenues and sales for the three and nine months ended September 30, 2008 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(dollars in thousands)
Local services	$18,013	$19,618	$53,126	$55,538
Network access services	22,852	23,306	65,857	64,873
Toll services	5,845	5,658	17,394	16,705
Data and internet services	9,129	11,658	25,615	31,117
Other services and sales	7,084	8,056	19,953	20,170

Total revenues and sales	$62,923	$68,296	$181,945	$188,403

5. GOODWILL, INTANGIBLE ASSETS AND OTHER

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets as required by FASB ASC 350, Intangibles—Goodwill and Other, as of August 31, 2008 and 2009.

Total goodwill at December 31, 2008 was $474.0 million. During 2009, the Company acquired the Sherburne Assets and a controlling interest in SHAL, LLC and SHAL Networks, Inc. which increased goodwill by $21.0 million, definite-lived intangibles by $15.1 million and wireless licenses by $1.3 million. The allocation of the purchase price for those assets is preliminary as of September 30, 2009. The Company also recorded a $584,000 purchase accounting adjustment related to the Bishop Communications Corporation acquisition decreasing goodwill and resulting in a goodwill balance of $494.4 million at September 30, 2009.

Intangible assets and other consisted of the following:

	September 30, 2009
	Life	Cost	Accumulated Amortization	Net Book Value
	(dollars in thousands)
Definite-lived intangible assets	6-20 yrs	$32,046	$(8,130)	$23,916
Debt issuance costs	7 yrs	6,498	(3,205)	3,293
Wireless licenses	—	18,987	—	18,987
Other assets	NA	5,764	—	5,764

Total		$63,295	$(11,335)	$51,960

	December 31, 2008
	Life	Cost	Accumulated Amortization	Net Book Value
	(dollars in thousands)
Definite-lived intangible assets	6-20 yrs	$16,996	$(6,378)	$10,618
Debt issuance costs	7 yrs	4,489	(2,476)	2,013
Wireless licenses	—	17,691	—	17,691
Other assets	NA	6,582	—	6,582

Total		$45,758	$(8,854)	$36,904

Amortization expense for definite-lived intangible assets was $936,000 and $1.8 million for the three and nine months ended September 30, 2009, respectively. Amortization expense for definite-lived intangible assets was $419,000 and $1.2 million for the three and nine months ended September 30, 2008, respectively. Amortization expense is calculated on the straight-line method unless there is a method that more accurately reflects the consumption of the benefit provided by the intangible asset. Estimated annual amortization expense for definite-lived-intangible assets for each of the next five years and cumulative thereafter is as follows (in thousands):

2009	$914
2010	3,155
2011	2,823
2012	2,462
2013	2,174
Thereafter	12,388

Total	$23,916

6. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan that covers many former GTE Midwest Incorporated (“GTE”) employees and several union employees. The provisions of the Plan were assumed by the Company in connection with the GTE acquisition on June 30, 2000. The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum benefits, and various annuity options. There were no contributions made to the Plan during the third quarter of 2009. During the nine months ended September 30, 2009 the Company contributed $750,000 to the Plan.

Components of pension benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(dollars in thousands)
Pension Benefit Cost:
Service cost	$55	$61	$165	$183
Interest cost	189	202	563	604
Expected return on plan assets	(175)	(168)	(525)	(504)
Amortization of unrecognized actuarial loss	1	56	9	170
Amortization of prior service cost	9	7	18	21

Net periodic benefit cost	$79	$158	$230	$474

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

Components of postretirement benefit cost (income) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(dollars in thousands)
Postretirement Benefit Cost (Income):
Service cost	$3	$1	$10	$3
Interest cost	46	41	143	124
Amortization of unrecognized net actuarial loss	1	—	14	—
Amortization of unrecognized prior service benefit	(265)	(63)	(794)	(267)

Net periodic benefit income	(215)	(21)	(627)	(140)
Curtailment gain	—	—	—	(590)

Total postretirement benefit income, with adjustments	$(215)	$(21)	$(627)	$(730)

During the second quarter of 2009, the Company eliminated a portion of the postretirement welfare benefits. The elimination of life insurance benefits for a significant portion of the total active participants triggered a plan curtailment. The curtailment required the immediate recognition of unrecognized prior service credit of $590,000.

7. LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES

As of September 30, 2009
(dollars in thousands)
Total Long-Term Debt:
Iowa Telecom senior secured term loans	$552,778
EN-TEL Communications, LLC notes payable	11,538
SHAL, LLC notes payable	4,672

Total Debt	568,988
Current maturities of long-term debt	(2,048)

Long-Term Debt	$566,940

Iowa Telecom Credit Facilities

As of September 30, 2009, the Company had outstanding $552.8 million of senior debt under the Iowa Telecom term loan facilities and had $41.0 million drawn under its $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of September 30, 2009, $41.0 million was outstanding on the revolving credit facility and $59.0 million was available. Borrowings under the revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of September 30, 2009, the Company had $41.0 million outstanding under LIBOR elections at an average all-in rate of 2.25%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. The Company has entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of September 30, 2009, $350.0 million of Term Loan B was based upon a LIBOR election effective through December 30, 2009 at an all-in rate of 2.04%. As of September 30, 2009, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through October 19, 2009 at an all-in rate of 2.00%.

On July 1, 2009, Iowa Telecom entered into an Incremental Loan Amendment (the “Incremental Amendment”) to the Amended and Restated Credit Agreement dated as of November 23, 2004 (as amended from time to time, the “Credit Agreement”), among Iowa Telecom, the lenders party thereto and Rural Telephone Finance Cooperative, as administrative agent. Pursuant to the Incremental Amendment, Iowa Telecom borrowed $75.0 million in incremental loans under the incremental loan facility provided under the Credit Agreement. The incremental loans bear interest at either a base rate plus 1.00% (in the case of base rate loans) or LIBOR plus 2.00% (in the case of Eurodollar loans), at the election of Iowa Telecom. The incremental loans are subject to the terms and conditions of the Credit Agreement and are entitled to the benefits of the collateral security provided to the other loans made pursuant to the Credit Agreement. The maturity date of the incremental loans is November 23, 2011. As of September 30, 2009, the interest rate on the $75.0 million was based upon a LIBOR election effective through October 5, 2009 at all-in-rate of 2.26%.

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

The Iowa Telecom credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans (adjusted to exclude the effects of borrowings to fund permitted acquisitions) through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of September 30, 2009, no prepayment amounts were due under these provisions.

The Iowa Telecom credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the Iowa Telecom credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which the Company was in compliance with as of September 30, 2009.

EN-TEL Communications, LLC Notes Payable

On July 18, 2008, the Company acquired Bishop Communications Corporation (“Bishop Communications”). As part of the acquisition, the Company assumed $13.0 million of debt of EN-TEL Communications, LLC (“EN-TEL”), a majority-owned subsidiary of Bishop Communications. The assumed debt is represented by promissory notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.02%. The notes have a fixed interest rate for specific periods of time ranging from December 2009 through December 2013 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The promissory notes mature in 2015 and 2018. Principal payments of $308,000 and $906,000 were made during the three and nine months ended September 30, 2009. The remaining scheduled payments are $313,000 in 2009, $1.3 million in 2010, $1.4 million in 2011, $1.5 million in 2012, $1.6 million in 2013, and $5.3 million thereafter.

The notes are secured by the assets of EN-TEL. The debt agreements restrict dividends paid by EN-TEL and no amounts are currently available for dividends.

SHAL, LLC Notes Payable

On July 1, 2009, the Company acquired substantially all of the assets of Sherburne Tele Systems, Inc. (“Sherburne”). As part of the acquisition, the Company became the majority owner of SHAL, LLC. As a result, the Company began reflecting the results of operations, cash flows and financial position of SHAL, LLC on a consolidated basis. At the time of the acquisition of the Sherburne Assets, SHAL, LLC had debt outstanding of $4.9 million. The debt is represented by promissory notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.25%. The notes have a fixed interest rate for specific periods of time ranging from January 2010 through January 2012 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The promissory notes mature in January 2015. A principal payment of $181,000 was made during the quarter ended September 30, 2009. The remaining scheduled payments are $184,000 in 2009, $772,000 in 2010, $830,000 in 2011, $893,000 in 2012, $960,000 in 2013, and $1.0 million thereafter.

The notes are secured by the assets of SHAL, LLC and SHAL Networks, Inc. The debt agreements restrict dividends paid by SHAL, LLC and $950,000 is currently available for dividends.

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

8. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares, of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s initial public offering, 983,883 have been exercised and 212,036 remained outstanding as of September 30, 2009. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the Company’s initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

The Company recorded $86,000 and $278,000 of stock-based compensation expense during the three and nine month periods ended September 30, 2009, respectively, to reflect the change in the fair value of the options due to the reduction of the exercise price resulting from the declaration of cash dividends. During the three and nine month periods ended September 30, 2008, the Company recorded $269,000 and $803,000 of stock-based compensation expense, respectively, to reflect the change in the fair value of the options due to the reduction of the exercise price resulting from the declaration of cash dividends.

The fair value of each option grant and subsequent modification is estimated using the Black-Scholes option-pricing model. The table below depicts the weighted-average assumptions used in determining the options’ fair value at the time of the exercise price reductions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Weighted Average Expected Life (in years)	1.2 yr	0.1 yr	1.4 yr	0.5 yr
Risk free interest rate	1.50%	0.03%	1.79%	0.12%
Volatility	32%	31%	31%	39%
Dividend yield	0%	0%	0%	0%

A summary of the status of options granted under the 2002 Incentive Plan as of September 30, 2008 and 2009, and the changes during the three and nine month periods then ended, is presented below:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2009
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT JUNE 30,	677,579	$2.29	217,036	$0.64
Granted	—	—	—	—
Exercised	—	—	(5,000)	0.50

OUTSTANDING AT SEPTEMBER 30,	677,579	$1.89	212,036	$0.24

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2009
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	677,579	$3.10	677,579	$1.08
Granted	—	—	—	—
Exercised	—	—	(465,543)	1.45

OUTSTANDING AT SEPTEMBER 30,	677,579	$1.89	212,036	$0.24

The following table summarizes information about stock options outstanding at September 30, 2009:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life In Years	Number	Weighted Average Exercise Price per Share	Weighted Average Aggregate Intrinsic Value
$0.01 to $0.50	156,102	2.6	156,102	$0.09	$1,952,173
$0.51 to $1.00	55,934	2.6	55,934	$0.64	$668,921

The weighted average exercise prices of options exercisable at September 30, 2009 reflect the reductions required by the plan as a result of the declaration of cash dividends.

2005 Stock Incentive Plan

The Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) allows for the issuance of up to an aggregate of 1.5 million shares of restricted or unrestricted stock, of which 1,033,800 shares of restricted stock, net of forfeitures and cancellations, have been awarded to various officers and employees of the Company, and 14,757 shares of unrestricted stock have been issued to members of the Company’s Board of Directors.

A summary of the status of the restricted shares awarded pursuant to the 2005 Incentive Plan as of September 30, 2008 and 2009, and the changes during the three and nine month periods then ended, is presented below:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2009
	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
OUTSTANDING AT JUNE 30,	506,775	$18.76	690,700		$16.49
Granted	—	—	100,000	(1)	13.22
Vested	(35,625)	18.66	(35,625)		18.66

OUTSTANDING AT SEPTEMBER 30,	471,150	$18.77	755,075		$15.95

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2009
	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
OUTSTANDING AT BEGINNING OF YEAR	378,475	$19.64	471,150		$18.77
Granted	174,500 (2)	16.73	399,000	(3)	13.63
Vested	(81,825)	18.47	(115,075)		19.43

OUTSTANDING AT SEPTEMBER 30,	471,150	$18.77	755,075		$15.95

(1)	Weighted average vesting period at grant date for shares granted is 36 months.

(2)	Weighted average vesting period at grant date for shares granted is 61 months.

(3)	Weighted average vesting period at grant date for shares granted is 46 months.

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award. The Company recorded $872,000 and $2.4 million of stock-based compensation expense during the three and nine month periods ended September 30, 2009, respectively. The Company recorded $620,000 and $1.8 million of stock-based compensation expense during the three and nine month periods ended September 30, 2008, respectively. The remaining amount to be charged to expense for the unvested awards over the remaining service periods is $9.2 million as of September 30, 2009. The Company also recorded zero and $77,000 of expense during the three and nine month periods ended September 30, 2009, respectively, related to the unrestricted shares issued to members of its Board of Directors. During the three and nine month periods ended September 30, 2008, the Company recorded zero and $93,000, respectively, of expense related to the unrestricted shares issued to members of its Board of Directors. The total fair value of shares vested during the three and nine months periods ended September 30, 2009 was $437,000 and $1.4 million, respectively.

9. DISCLOSURES ABOUT FAIR VALUE OF INTEREST RATE SWAPS

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

The guarantor of a floating rate payer under one of the interest rate swap agreements declared bankruptcy during the third quarter of 2008 resulting in a default of the agreement. In accordance with the agreement, the Company elected to terminate the agreement effective September 26, 2008. The swap agreement had been designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. Accumulated Other Comprehensive Income (“Accumulated OCI”) of $870,000 related to the terminated hedge recorded in the Company’s Consolidated Statements of Stockholders’ Equity will be amortized as an expense in the Other Income (Expense) section of the Company’s Condensed Consolidated Statements of Income throughout the remaining term of the terminated hedge transaction on November 23, 2011.

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

The fair values of the interest rate swaps have been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments using discount rates appropriate with consideration given to the Company’s non-performance risk. The inputs used in determining the fair value fall within Level 2 of the fair value hierarchy, as defined in FASB ASC 820, Fair Value Measurements and Disclosures. See Note 11 for further information regarding the fair value measurement of the interest rate swaps.

		Fair Value
	Balance Sheet	As of December 31, 2008	As of September 30, 2009
		(dollars in thousands)
Interest rate swap contracts	Other long-term liabilities	$22,155	$20,126

FASB ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with FASB ASC 815, the interest rate swaps held by the Company are designated and qualify as cash flow hedges of fixed-rate borrowings. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Gain Recognized in OCI (effective portion)			Loss Reclassified from Accumulated OCI into Income (effective portion)			Loss Recognized in Income (ineffective portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2008	2009	Income Statement	2008	2009	Income Statement	2008		2009
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Other comprehensive income (loss)	$(2,894)	$(788)	Interest expense	$(1,175)	$(3,153)	Other expense	$(144	)(1)	$(236	)(2)

Gain or (Loss) Recognized in OCI (effective portion)			Loss Reclassified from Accumulated OCI into Income (effective portion)			Loss Recognized in Income (ineffective portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2008	2009	Income Statement	2008	2009	Income Statement	2008		2009
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Other comprehensive income (loss)	$(2,962)	$2,377	Interest expense	$(1,805)	$(8,052)	Other expense	$(403	)(3)	$(540	)(4)

(1)

The amount of loss recognized in income includes $79,000 related to the ineffective portion of the hedging relationship and $65,000 related to the amortization of Accumulated OCI on the terminated hedge discussed above.

(2)

The amount of loss recognized in income includes $171,000 related to the ineffective portion of the hedging relationship and $65,000 related to the amortization of Accumulated OCI on the terminated hedge discussed above.

(3)

The amount of loss recognized in income includes $338,000 related to the ineffective portion of the hedging relationship and $65,000 related to the amortization of Accumulated OCI on the terminated hedge discussed above.

(4)

The amount of loss recognized in income includes $348,000 related to the ineffective portion of the hedging relationship and $192,000 related to the amortization of Accumulated OCI on the terminated hedge discussed above.

In addition to the amounts shown above, the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 include certain amounts related to the termination of an interest rate swap agreement. The guarantor of a floating rate payer under an interest rate swap agreement declared bankruptcy during the third quarter of 2008 resulting in a default of the agreement. In accordance with the agreement, the Company elected to terminate the agreement effective September 26, 2008. The swap agreement had been designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. The following impacts are included in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 (in thousands):

Interest rate swap not qualifying as hedging instrument:
Hedge ineffectiveness on interest rate swap	$(676)
Termination of interest rate swap	1,848

Total adjustments to Other Income (Expense)	$1,172

10. COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated and disclosed subsequent events through October 29, 2009, the date the financial statements were issued.

Asset acquisition of WH Comm. (“WH Comm”). On June 23, 2009, the Company announced a definitive agreement to acquire substantially all the assets of WH Comm for $1.1 million, subject to regulatory approval. WH Comm is a division of Wright-Hennepin Cooperative Electric Association based in Rockford, MN. WH Comm, a Competitive Local Exchange Carrier (CLEC), provides voice and high speed DSL Internet in several communities near the western suburbs of Minneapolis, Minnesota. As of September 30 , 2009, WH Comm had approximately 2,000 access lines and 700 DSL subscribers.

11. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Interest Rate Swaps—These included the Company’s interest rate swap derivative instruments. The fair value of the interest rate swaps was determined based on the present value of expected future cash flows using discount rates appropriate with consideration given to the Company’s non-performance risk utilizing inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. Deducted from the September 30, 2009, interest rate swap fair value calculation was a $680,000 adjustment in consideration of the Company’s non-performance risk. The Company’s non-performance risk is assessed based on the current trading discount of its Term Loan B debt as the swap agreements are secured by the same collateral. The fair value of the interest rate swaps is recorded in the Other Long-Term Liabilities section of the Company’s Consolidated Balance Sheets.

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

	Fair Value Measurements as of September 30, 2009
	Carrying Amount	Totals	Level 1	Level 2	Level 3
	(dollars in thousands)
Cash equivalents	$9,941	$9,941	$9,941	$—	$—
Investments held in rabbi trust account	$880	$880	$880	$—	$—
Interest rate swaps	$20,126	$20,126	$—	$20,126	$—

See Note 9 for additional information regarding the fair value of the Company’s interest rate swap agreements.

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

Debt—The fair value of the Term Loan C, Term Loan D, EN-TEL debt and SHAL debt was estimated using discounted cash flow calculations and current market interest rates. The fair value of the Term Loan B debt was estimated based upon recent observable transactions for the Term Loan B debt. See Note 7 for additional information regarding the Company’s long-term debt.

The estimated fair value of the Company’s financial instruments as of September 30, 2009, was as follows:

	Carrying Amount	Fair Value
	(dollars in thousands)
Financial Assets:
Cash and Cash equivalents	$12,091	$12,091
Financial Liabilities:
Fixed Rate long-term debt:
Term Loan C	$70,000	$73,002
Term Loan D	$7,778	$8,111
EN-TEL debt	$11,538	$11,958
SHAL, LLC debt	$4,672	$4,895
Floating rate debt:
Term Loan B	$475,000	$460,750

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

12. BUSINESS ACQUISITIONS

Bishop Communications. On July 18, 2008, the Company acquired 100% of the outstanding stock of Bishop Communications, a provider of telecommunications, video, and high speed Internet services to customers in portions of rural Minnesota. The acquisition of Bishop Communications expanded the Company’s service area and customer base. The purchase price was approximately $33 million in cash, net of cash received, and assumed debt of $13.0 million, subject to working capital adjustments. The transaction did not result in a tax basis step-up, as such, the goodwill acquired is not deductible for tax purposes. The allocation of the purchase price of Bishop Communication includes amortizable intangible assets consisting primarily of customer relationship intangibles which have a weighted average useful life of 11.6 years.

The results of operations for the acquired company are included in the Condensed Consolidated Statements of Income beginning on the acquisition date.

Sherburne Tele Systems, Inc. Assets. On July 1, 2009, the Company acquired substantially all of the assets of Sherburne Tele Systems, Inc., a provider of telecommunications services to nine communities adjacent to the Minneapolis/St. Paul Metropolitan Area. The acquisition of the Sherburne Assets expanded the Company’s service area and customer base. The purchase price was approximately $79.7 million in cash (net of cash acquired), subject to certain tax adjustments. The transaction may result in a tax basis step-up.

Included in the assets of Sherburne was a one-third interest in certain joint ventures including SHAL, LLC and SHAL Networks, Inc. The Company had previously owned a one-third interest in these entities. As a result of the acquisition of the Sherburne Assets, the Company became the majority owner and began accounting for its ownership interest in these entities on a consolidated basis. As such, the Company has reflected the outstanding balance of the SHAL, LLC debt of $4.9 million in its consolidated balance sheet as of July 1, 2009.

The results of operations for the acquired assets are included in the Condensed Consolidated Statements of Income beginning on the acquisition date. The purchase price allocations for this acquisition are preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of acquired assets and liabilities is developed.

New Ulm Telecom Inc.’s Ownership Interests. On September 24, 2009, the Company acquired New Ulm Telecom Inc.’s ownership interests in EN-TEL, SHAL, LLC and SHAL Networks, Inc. for a purchase price of $1.9 million. In addition, the Company assumed New Ulm Telecom Inc.’s debt guarantee obligations on the SHAL, LLC and EN-TEL debt. The outstanding balances due on the SHAL and EN-TEL debt as of September 30, 2009 are reflected in the consolidated financial statements.

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

Overview

General

Iowa Telecommunications Services, Inc. (“Iowa Telecom”) and its subsidiaries provide wireline local exchange telecommunications services to residential and business customers in rural Iowa, Minnesota and Missouri. We currently operate 298 telephone exchanges serving 428 communities as the incumbent or “historical” local exchange carrier and are the sole telecommunications company providing wireline services in approximately 67% of these communities. In addition, we provide service to residential and business customers throughout Iowa and portions of Minnesota as a competitive local exchange carrier. In total, we provide services to approximately 255,600 access lines.

Our core business is the provision of local telephone service to end users and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 64% of our total revenues in the first nine months of 2009, we provide long distance service, dial-up and DSL Internet access and other communications services. We provide services as the incumbent local exchange carrier (“ILEC”) through Iowa Telecom and its wholly-owned subsidiaries: Lakedale Telephone Company (“Lakedale Telephone”) and Montezuma Mutual Telephone Company (“Montezuma Telephone”). On July 1, 2009, the Company, through its subsidiaries, acquired substantially all of the assets of Sherburne Tele Systems, Inc. (“Sherburne” or “the Sherburne Assets”). As of July 1, 2009 Lakedale Telephone includes the acquired ILEC assets of Sherburne. As part of our strategy of pursuing growth beyond our current service area, we compete for customers in Iowa in mostly adjacent markets through our competitive local exchange carrier subsidiaries Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Additionally, EN-TEL Communications LLC (“EN-TEL”) Lakedale Link, Inc., and Lakedale Link, LLC are competitive local exchange carriers that provide local and long distance services in Minnesota. Together, ITC, IT Communications, EN-TEL, Lakedale Link, Inc., and Lakedale Link, LLC are referred to as the “CLEC” or our “CLEC Operations”. As of July 1, 2009 Lakedale Link, LLC includes the Sherburne CLEC assets.

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

The table below indicates the total number of access lines we serve and the number of customers subscribing to the indicated types of service as of the dates and for the periods shown:

	As of September 30,
	2008	2009(4)
Incumbent local exchange access lines(1)	213,700	214,100
Competitive local exchange carrier access lines(2)	32,100	41,500

Total access lines	245,800	255,600

Long distance subscribers	147,600	160,100
Dial-up Internet subscribers	18,500	11,800
DSL subscribers	74,500	94,500
Video subscribers(3)	18,500	26,400

(1)

Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 2,400 wholesale lines subscribed at September 30, 2008 and 1,900 at September 30, 2009.

(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiaries.
(3)	Includes subscribers served via our facilities as well as subscribers of satellite service which we resell.
(4)	Includes units acquired from Sherburne:

As of September 30,
2009
Incumbent local exchange access lines	14,300
Competitive local exchange carrier access lines	9,600

Total access lines	23,900

Long distance subscribers	18,600
Dial-up Internet subscribers	500
DSL subscribers	14,600
Video subscribers	3,600

The following is a discussion of the major factors affecting our access line counts:

Competition. We currently face competition from other providers of local services in approximately 141 of the 428 communities our incumbent local exchange carriers serve. Of these 141 communities, we believe 109 communities have some voice service offered by Mediacom’s telephony affiliates, MCC Telephony of Iowa, Inc. and MCC Telephony of Minnesota, LCC (“MCC”), which initiated service in most of these markets during the second quarter of 2007. Additionally, we believe that in approximately 41 of these communities, independent local exchange carriers operating in mostly adjacent exchanges and municipal utilities have constructed networks to provide competitive local exchange carrier services to customers in our exchanges.

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

The jurisdiction of the Iowa Utilities Board (“Board”) over our local retail rates changed dramatically as a result of state deregulatory legislation that became effective on July 1, 2005. Pursuant to this legislation, each telephone utility then subject to rate regulation, such as Iowa Telecom, was permitted to elect to deregulate its charges for all of its retail business and residential local exchange services except single line flat-rated residential and business service and extended area services (“EAS”), which remained rate-regulated until June 30, 2008, after which such authority expired. The Board could have extended such sunset to no later than June 30, 2010, but determined on June 27, 2008, not to impose such an extension based on the level of competition in local telecommunications markets. The Board, through its jurisdiction to deregulate services based on the existence of effective competition, had already deregulated all of our rates for local exchange in 14 exchanges pursuant to a December 23, 2004 order, and after the July 1, 2005, legislation took effect, another 14 exchanges pursuant to a December 5, 2005, order, the latter order focusing only on single-line flat-rated service due to the July 1, 2005, deregulation of all other local exchange service rates statewide.

MCC is offering voice services through a business arrangement with Sprint Communications L.P. (“Sprint”). On June 23, 2006, we filed a complaint against the Board and Sprint in the U.S. District Court for the Southern District of Iowa asking the court to rule that the Board acted unlawfully when it required us to enter into an interconnection agreement with Sprint and asking the court to invalidate the agreement. On April 15, 2008, the court issued a ruling in favor of the Board and Sprint, therefore maintaining the status quo in which we are obligated to enter into an interconnection agreement with Sprint. We appealed this decision to the U.S. Court of Appeals for the Eighth Circuit on May 14, 2008. The Eighth Circuit issued an opinion on April 28, 2009 affirming the lower court’s decision (and, ultimately, the Board’s decision). We elected not to seek further review of the Eighth Circuit’s decision.

Notwithstanding the period in which our complaint was under consideration, we have negotiated, mediated and litigated with Sprint and, at times, with MCC to resolve issues relating to interpretation and implementation of the interconnection agreement. On January 22, 2007, we filed a second complaint against the Board and Sprint in U.S. District Court asking the court to rule that the Board acted unlawfully when it interpreted the interconnection agreement to require Iowa Telecom to provide certain services to Sprint, particularly in the manner requested by Sprint. On June 12, 2009, the District Court held that the Board acted improperly by requiring us to serve as a traffic-switching intermediary between Sprint and third-party long distance carriers and vacated that part of the order, although the District Court did find that the Board acted properly with regard to another interconnection-related issue. No party appealed this decision, the deadline for which was August 17, 2009.

In addition to the disputes pending in federal district court and before the Board, we are also defending a complaint filed by MCC on July 31, 2006, in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The state court complaint seeks unspecified damages and costs and additional relief as warranted. This state court proceeding had been stayed pending the result of our first federal complaint but the stay was lifted on June 23, 2009 based on the Eighth Circuit’s April 28, 2009 decision. We are currently considering our options in light of the District Court’s June 12, 2009 decision holding partially in our favor. We cannot predict how or when this litigation will be resolved.

Business Acquisitions: On July 1, 2009 we acquired the Sherburne Assets. Sherburne currently serves approximately 14,300 incumbent local exchange carrier access lines, 9,600 competitive local exchange carrier lines, 14,600 DSL high-speed Internet customers and 3,600 video customers, primarily in communities and rural areas adjacent to the Minneapolis/St. Paul Metropolitan Area. Sherburne’s operations include its incumbent local exchange carrier services, marketed as Connections. Etc., and competitive local exchange carrier services provided through its wholly-owned subsidiary, NorthStar Access.

On September 24, 2009, the Company completed the acquisition of New Ulm Telecom Inc.’s ownership interests in EN-TEL, SHAL, LLC, SHAL Networks, Inc., and Direct Communications, LLC (collectively referred to as “Joint Ventures”) for $1.9 million and the assumption of New Ulm’s related debt guarantees.

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

Our Retail Local Rate and Pricing Structure

As described under “Overview—Competition” above, effective July 1, 2005, the rates for all of our Iowa retail local exchange service except for single line flat-rated business and residential service and EAS were deregulated. Beginning July 1, 2005, monthly rates for single line services remaining under price regulation could be adjusted annually by one dollar for residential lines and two dollars for business lines, plus an inflation increment, up to a monthly rate cap of $19.00 for residential lines and $38.00 for business lines. These rate caps did not, however, include charges for EAS. The remaining retail local exchange service rate regulation in our then-rate-regulated exchanges, with the arguable exception of EAS, expired effective July 1, 2008. The Board had an opportunity to extend such remaining rate regulation until July 1, 2010, but, in a June 27, 2008 order, found that an extension of rate regulation was not in the public interest.

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

As of September 30, 2009, our CLEC served 41,500 access lines and accounted for 16.2% of Iowa Telecom’s total access lines. We plan to maintain a limited investment approach as we continue to grow our competitive local exchange carrier business.

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

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others. We receive federally administered universal service support, representing approximately 3% of our total revenue in the first nine months of 2009, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject in 2000. In addition, Montezuma Telephone and Lakedale Telephone (through the Sherburne County Rural Telephone study area) received high cost loop universal service support amounting to less than 1% of our revenue. Our incumbent local exchange carrier (Iowa Telecommunications, Inc.) and our independent incumbent local exchange carriers (Lakedale Telephone and Montezuma Telephone) switched access charges are based on rates approved by applicable state regulatory agencies. Our incumbent local exchange carrier and our independent incumbent local exchange carriers switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers to our incumbent local exchange carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

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

The following table summarizes our revenues and sales from these sources:

	Nine Months Ended September 30,		% of Total Revenues and Sales for the Nine Months Ended September 30,
	2008	2009	2008	2009
	(dollars in thousands)
Local services	$53,126	$55,538	29%	29%
Network access services	65,857	64,873	36%	34%
Toll services	17,394	16,705	10%	9%
Data and internet services	25,615	31,117	14%	17%
Other services and sales	19,953	20,170	11%	11%

Total revenues and sales	$181,945	$188,403	100%	100%

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of income for the periods indicated, expressed as a percentage of total revenues and sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues and sales	100%	100%	100%	100%
Cost of services and sales (excluding expenses listed separately below)	32%	33%	32%	33%
Selling, general and administrative	19%	21%	18%	21%
Depreciation and amortization	22%	24%	21%	24%

Operating income	27%	22%	29%	22%
Total other expenses, net	11%	10%	12%	11%

Earnings before income taxes	16%	12%	17%	11%
Income tax expense	7%	5%	7%	5%

Net income	9%	7%	10%	6%

The results of operations for the three and nine months ended September 30, 2009 include the results from the Sherburne Assets which were acquired July 1, 2009.

Three Months Ended September 30, 2009 and 2008

Revenues and Sales

The table below sets forth the components of our revenues and sales for the three months ended September 30, 2009 compared to the same period in 2008:

	Three Months Ended June 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Revenues and Sales:
Local services	$18,013	$19,618	$1,605	8.9%
Network access services	22,852	23,306	454	2.0%
Toll services	5,845	5,658	(187)	-3.2%
Data and internet services	9,129	11,658	2,529	27.7%
Other services and sales	7,084	8,056	972	13.7%

Total revenues and sales	$62,923	$68,296	$5,373	8.5%

Local Services. Local services revenues increased $1.6 million, or 8.9%, for the three months ended September 30, 2009 as compared to the same period in 2008. The increase was primarily due to higher access lines resulting from the acquisition of the Sherburne Assets and higher vertical services revenue resulting from our bundled offerings. From September 30, 2008 to September 30, 2009, total access lines increased by 9,800, or 4.0%, including an increase of 400 incumbent local exchange carrier lines and an increase in lines served by our competitive local exchange carriers of 9,400. Excluding the lines acquired in the Sherburne transaction, incumbent local exchange carrier lines decreased by 13,900, while lines served by our competitive local exchange carriers decreased by 200 lines from September 30, 2008 to September 30, 2009.

Network Access Services. Our network access services revenues increased $454,000, or 2.0%, for the three months ended September 30, 2009 as compared to the same period in 2008. The increase was primarily due to the acquisition of the Sherburne Assets partially offset by lower minutes of use per access line and a decrease in the switched access rates for the CLEC operations in Iowa and at Montezuma Telephone.

Toll Services. Our toll services revenues decreased by $187,000, or 3.2%, for the three months ended September 30, 2009 as compared to the same period in 2008. The decrease in revenue was due to the decrease in minutes of use per line partially offset by the acquisition of the Sherburne Assets.

Data and Internet Services. Data and Internet services revenues increased by $2.5 million, or 27.7%, for the three months ended September 30, 2009 as compared to the same period in 2008. The increase was primarily a result of growth in revenue from our existing DSL Internet access service of $648,000, combined with the growth in our data solutions products of $543,000 and $1.6 million from the acquisition of the Sherburne Assets. This increase was partially offset by decreases in our existing dial-up Internet revenue of $324,000.

Other Services and Sales. Other services and sales revenues increased by $972,000, or 13.7%, for the three months ended September 30, 2009 as compared to the same period in 2008. The revenue increase was primarily due to the acquisition of the Sherburne Assets and increased revenue from video services.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the three months ended September 30, 2009 compared to the same period in 2008:

	Three Months Ended June 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$20,424	$22,650	$2,226	10.9%
Selling, general and administrative	11,965	14,312	2,347	19.6%
Depreciation and amortization	13,736	16,412	2,676	19.5%

Total operating costs and expenses	$46,125	$53,374	$7,249	15.7%

Cost of Services and Sales. Cost of services and sales increased $2.2 million, or 10.9%, for the three months ended September 30, 2009 as compared to the same period in 2008. The increase was principally due to the operating costs of the Sherburne Assets and including the expenses from the Joint Ventures, excluding EN-TEL, which became consolidated subsidiaries as a result of the acquisition of the additional ownership interest as a part of the acquisition of the Sherburne Assets on July 1, 2009, partially offset by lower access expense and operating taxes.

Selling, General and Administrative. Selling, general and administrative costs increased $2.3 million, or 19.6%, for the three months ended September 30, 2009 as compared to the same period in 2008. The increase was primarily due to additional operating expenses of $2.3 million related to the Sherburne Assets and acquisition related costs of $766,000 that are now charged to expense in accordance with FASB ASC 805, Business Combinations. These increases were partially offset by lower contract services expense, and other savings realized from the integration of Bishop Companies into the Company’s systems and processes.

Depreciation and Amortization. Depreciation and amortization increased $2.7 million, or 19.5%, for the three months ended September 30, 2009 as compared to the same period in 2008. The increase was primarily due to $1.7 million of depreciation and amortization expense related to the Sherburne Assets (including the effects of consolidating SHAL, LLC, SHAL Networks, Inc. and Direct Communications, LLC) and higher plant balances.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the three months ended September 30, 2009 compared to the same period in 2008:

	Three Months Ended September 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$179	$480	$301	168.2%
Interest expense	(8,033)	(8,333)	(300)	3.7%
Other, net	1,080	845	(235)	-21.8%

Total other expense, net	$(6,774)	$(7,008)	$234	3.5%

Interest and Dividend Income. Interest and dividend income increased $301,000 for the three months ended September 30, 2009 as compared to the same period in 2008. The increase was due to higher patronage income in 2009.

Interest Expense. Interest expense was $8.0 and $8.3 million for the three months ended September 30, 2008 and 2009, respectively. Interest expense remained steady year over year due to lower interest rates, which offset a higher average balance on the revolving line of credit in 2009, the debt of SHAL, LLC, and the additional $75 million of Term Loan B debt that was issued to acquire the Sherburne Assets.

Other, Net. Other, net was income of $845,000 resulting principally from a gain of $1.0 million on the previously owned one-third interest in the Joint Ventures. The gain was recorded as part of the acquisition of the Sherburne Assets and was partially off set by the ineffective portion of an interest rate swap agreement during the three months ended September 30, 2009. The $1.1 million net income for the three months ended September 30, 2008 resulted principally from the ineffectiveness and termination of an interest rate swap agreement during the three months ended September 30, 2008.

Income Tax Expense

Income tax expense decreased by $960,000 to $3.3 million for the three months ended September 30, 2009 as compared to $4.3 million for the same period in 2008 due to lower income before taxes. Income tax expense is being booked at an estimated rate of approximately 42%.

During the three months ended September 30, 2008 and 2009, cash income taxes paid were $199,000 and zero, respectively, and relate primarily to payments of alternative minimum tax (AMT) during 2008.

Nine Months Ended September 30, 2009 and 2008

Revenues and Sales

The table below sets forth the components of our revenues and sales for the nine months ended September 30, 2009 compared to the same period in 2008:

	Nine Months Ended September 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Revenues and Sales:
Local services	$53,126	$55,538	$2,412	4.5%
Network access services	65,857	64,873	(984)	-1.5%
Toll services	17,394	16,705	(689)	-4.0%
Data and internet services	25,615	31,117	5,502	21.5%
Other services and sales	19,953	20,170	217	1.1%

Total revenues and sales	$181,945	$188,403	$6,458	3.5%

Local Services. Local services revenues increased $2.4 million, or 4.5%, for the nine months ended September 30, 2009 as compared to the same period in 2008. The increase was primarily due to $1.9 million from the purchase of the Sherburne Assets and increased revenue from vertical services which offset other line losses as further described under “Results of Operations – Three Months Ended September 30, 2009 and 2008”.

Network Access Services. Network access services revenues decreased $984,000, or 1.5%, for the nine months ended September 30, 2009 as compared to the same period in 2008. The decrease was primarily due to lower minutes of use per access line and a decrease in switched access rates for the CLEC operations in Iowa and at Montezuma Telephone, partially offset by the acquisition of the Sherburne Assets.

Toll Services. Toll services revenues decreased by $689,000, or 4.0%, for the nine months ended September 30, 2009 as compared to the same period in 2008. The decrease in revenue was due to a decrease in the average minutes of use per customer partially offset by the acquisition of the Sherburne Assets.

Data and Internet Services. Data and Internet Services revenues increased by $5.5 million, or 21.5%, for the nine months ended September 30, 2009 as compared to the same period in 2008. The increase was primarily a result of growth in our DSL Internet access service revenue of $3.2 million, $1.6 million of DSL Internet access service revenue from the Sherburne Assets, and growth in our data solutions products revenue of $1.5 million. This increase was partially offset by decreases in dial-up Internet revenue of $855,000.

Other Services and Sales. Other services and sales revenues increased by $217,000, or 1.1%, for the nine months ended September 30, 2009 as compared to the same period in 2008. The revenue increase was primarily due to $1.8 million in revenue from video services, which includes $546,000 from the acquired Sherburne Assets, partially offset by lower CPE sales.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the nine months ended September 30, 2008 compared to the same period in 2009:

	Nine Months Ended June 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$57,781	$61,536	$3,755	6.5%
Selling, general and administrative	32,230	39,973	7,743	24.0%
Depreciation and amortization	39,006	44,730	5,724	14.7%

Total operating costs and expenses	$129,017	$146,239	$17,222	13.3%

Cost of Services and Sales. Cost of services and sales increased $3.8 million, or 6.5%, for the nine months ended September 30, 2009 as compared to the same period in 2008. The increase was principally due to operating costs for the Sherburne Assets of $3.4 million, higher operating taxes and nine months of operating expenses for Bishop Communications in 2009 (compared to only a partial quarter in the prior year), partially offset by lower network access costs and a curtailment gain of $590,000 in 2009 resulting from changes to a postretirement benefit plan.

Selling, General and Administrative. Selling, general and administrative costs increased $7.7 million, or 24.0%, for the nine months ended September 30, 2009 as compared to the same period in 2008. The increase was primarily due to additional operating expenses of $2.3 million from our acquisition of the Sherburne Assets, $2.2 million of acquisition related costs that were charged to expense in accordance with FASB ASC 805, Business Combinations, a $1.8 million one-time charge related to a network access matter and nine months of operating expenses for Bishop Communication in 2009 compared to only a partial quarter in the prior year.

Depreciation and Amortization. Depreciation and amortization increased $5.7 million, or 14.7%, for the nine months ended September 30, 2009 as compared to the same period in 2008. The increase was primarily due to $1.7 million of depreciation and amortization expense for the Sherburne Assets, and higher plant balances on the previously owned operations.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the nine months ended September 30, 2009 compared to the same period in 2008:

	Nine Months Ended September 30,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$729	$1,742	$1,013	139.0%
Interest expense	(23,194)	(23,541)	(347)	1.5%
Other, net	821	576	(245)	-29.8%

Total other expense, net	$(21,644)	$(21,223)	$421	-1.9%

Interest and Dividend Income. Interest and dividend income increased $1.0 million, or 139.0%, as compared to the same period in 2008. The increase was due to higher patronage income in 2009.

Interest Expense. Interest expense increased $347,000, or 1.5%, for the nine months ended September 30, 2009 as compared to the same period in 2008. The increase was due to a higher average balance on the revolving credit facility, interest on the debt of EN-TEL for nine months in 2009 as compared to two and one half months in 2008, the SHAL, LLC debt for one quarter in 2009 and the additional Term Loan B debt of $75 million for one quarter in 2009 partially offset by lower interest rates on the Company’s variable rate debt.

Other, Net. Other, net was income of $576,000 related primarily to a gain of $1.0 million on the previously owned one-third interest in the Joint Ventures. The gain was recorded as part of the acquisition of the Sherburne Assets and was partially offset by the ineffective portion of the interest rate swap for the nine months ended September 30, 2009. The $821,000 of expense in the same period in 2008 resulted principally from the ineffectiveness and subsequent termination of an interest rate swap agreement.

Income Tax Expense

Income tax expense decreased $4.4 million to $8.9 million for the nine months ended September 30, 2009 as compared to $13.3 million for the same period in 2008 due to lower income before taxes. During the nine months ended September 30, 2008 and 2009, cash income taxes paid were $346,000 and $71,000, respectively.

Liquidity and Capital Resources

Our short-term and long-term liquidity requirements arise primarily from: (i) principal and interest payments related to our credit facilities; (ii) capital expenditures; (iii) working capital requirements; (iv) dividend payments on our common stock; and (v) potential acquisitions.

The table below reflects the dividends declared or paid by the Company during 2008 and 2009:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 14, 2007	$0.405	December 31, 2007	January 15, 2008
March 14, 2008	$0.405	March 31, 2008	April 15, 2008
June 12, 2008	$0.405	June 30, 2008	July 15, 2008
September 15, 2008	$0.405	September 30, 2008	October 15, 2008
December 15, 2008	$0.405	December 31, 2008	January 15, 2009
March 16, 2009	$0.405	March 31, 2009	April 15, 2009
June 15, 2009	$0.405	June 30, 2009	July 15, 2009
September 15, 2009	$0.405	September 30, 2009	October 15, 2009

Our intention is to distribute a substantial portion of the cash generated by our business to our shareholders in regular quarterly dividends to the extent we generate cash in excess of our cash needs for operations, interest and principal payments on our indebtedness, and capital expenditures.

We intend to fund our operations, interest expense, principal payments, capital expenditures, working capital requirements and dividend payments on our common stock with cash from operations. For the nine months ended September 30, 2008 and 2009, cash provided by operating activities was $66.0 million and $63.6 million, respectively.

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

On July 1, 2009 Iowa Telecom completed its acquisition of substantially all of the assets of Sherburne Tele Systems, Inc. for a purchase price of approximately $79.7 million in cash (net of cash acquired), subject to certain tax adjustments. Approximately $10.9 million of the purchase price was deposited into escrow accounts to satisfy, among other things, potential balance sheet purchase price adjustments, tax adjustments and potential indemnification claims by Iowa Telecom, if any. The purchase price was funded by an incremental term loan of $75.0 million under Iowa Telecom’s credit facilities, with the balance from borrowings under Iowa Telecom’s revolving credit facility.

On July 1, 2009, Iowa Telecom entered into an Incremental Loan Amendment (the “Incremental Amendment”) to the Amended and Restated Credit Agreement dated as of November 23, 2004 (as amended from time to time, the “Credit Agreement”), among Iowa Telecom, the lenders party thereto and the Rural Telephone Finance Cooperative, as administrative agent. Pursuant to the Incremental Amendment, Iowa Telecom borrowed $75.0 million in incremental loans under the incremental loan facility provided under the Credit Agreement. Interest accrues on the incremental loans at either a base rate plus 1.00% (in the case of base rate loans) or LIBOR plus 2.00% (in the case of Eurodollar loans), at the election of Iowa Telecom. The incremental loans are subject to the terms and conditions of the Credit Agreement and are entitled to the benefits of the collateral security provided to the other loans made pursuant to the Credit Agreement. The maturity date of the incremental loans is November 23, 2011.

On September 24, 2009, the Company completed the acquisition of New Ulm Telecom Inc.’s ownership interests in EN-TEL, SHAL, LLC, SHAL Networks, Inc., and Direct Communications, LLC for $1.9 million and the assumption of New Ulm’s related debt guarantees.

SHAL, LLC and SHAL Networks, Inc. own and lease a 2,500-mile fiber-optic network throughout Minnesota that provides low cost, high quality transport facilities. EN-TEL is a CLEC based in Willmar, Minnesota, providing local voice, DSL and digital video services. This acquisition resulted in Iowa Telecom owning all of the outstanding equity in the SHAL, LLC, SHAL Networks, Inc., Direct Communications, LLC and substantially all of EN-TEL.

On June 23, 2009, the Company announced a definitive agreement to acquire substantially all the assets of WH Comm for $1.1 million, subject to regulatory approval. WH Comm is a division of Wright-Hennepin Cooperative Electric Association based in Rockford, MN. WH Comm, a Competitive Local Exchange Carrier (CLEC), provides voice and high speed DSL Internet in several communities near the western suburbs of Minneapolis, Minnesota. As of September 30, 2009, WH Comm had approximately 2,000 access lines and 700 DSL subscribers. The Company expects to close the transaction during the fourth quarter of 2009.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. We are not required to make any scheduled principal payments on Term Loans B, C and D, which will mature in November 2011. However, we may be required to make annual mandatory prepayments under these credit facilities with a portion of our available cash. We will need to refinance all or a portion of our indebtedness on or before maturity in 2011. Debt issued by EN-TEL, of approximately $11.5 million, will have principal payments of $313,000 in 2009, $1.3 million in 2010, $1.4 million in 2011, $1.5 million in 2012, $1.6 million in 2013, and $5.3 million thereafter. Debt issued by SHAL, LLC of approximately $4.7 million will have scheduled principal payments of $184,000 in 2009, $772,000 in 2010, $830,000 in 2011, $893,000 in 2012, $960,000 in 2013 and $1.0 million thereafter.

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

We have historically funded our operations and capital expenditure requirements primarily with cash from operations and our revolving line of credit. The following table summarizes our Short-Term Liquidity and Adjusted Total Debt, as defined in our credit agreement, as of December 31, 2008 and September 30, 2009:

	As of
	December 31, 2008	September 30, 2009
	(dollars in thousands)
Short-Term Liquidity:
Current assets	$42,020	$46,048
Current liabilities	(92,280)	(91,027)

Net working capital deficit	$(50,260)	$(44,979)

Cash and cash equivalents	$11,605	$12,091
Available on revolving credit facility	$61,000	$59,000
Adjusted Total Debt:
Long-term debt	$489,003	$566,940
Current maturities of long-term debt	1,219	2,048
Revolving credit facility	39,000	41,000

Total debt	529,222	609,988
Minus:
RTFC Capital Certificates	(7,778)	(7,778)
Cash and cash equivalents	(11,605)	(12,091)

Adjusted Total Debt	$509,839	$590,119

The change in net working capital deficit from December 31, 2008 to September 30, 2009 is primarily due to the cash flow from operations.

The following table summarizes our Adjusted EBITDA, as defined in our credit agreement, and reconciles such Adjusted EBITDA to net income (which we believe is the most directly comparable GAAP financial measure to Adjusted EBITDA) for the three and nine month periods ended September 30, 2008 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Adjusted EBITDA:
Net income	$5,723	$4,573	$17,973	$12,003
Income tax expense	4,301	3,341	13,311	8,938
Interest expense	8,033	8,333	23,194	23,541
Depreciation and amortization	13,736	16,412	39,006	44,730
Unrealized (gains) losses on financial derivatives	(1,028)	236	(769)	540
Non-cash stock-based compensation expense	890	959	2,660	2,802
Extraordinary or unusual (gains) losses	—	—	—	—
Non-cash portion of RTFC Capital Allocation	(45)	(165)	(191)	(674)
Other non-cash losses (gains)	—	(1,036)	—	(1,036)
Loss (gain) on disposal of assets not in ordinary course	—	—	—	—
Transaction costs	—	766	—	2,226

Adjusted EBITDA	$31,610	$33,419	$95,184	$93,070

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2008 and 2009:

	Nine Months Ended September 30,
	2008	2009
	(dollars in thousands)
Net Cash Provided (Used) By:
Operating activities	$65,971	$63,629
Investing activities	$(59,479)	$(96,294)
Financing activities	$(20,946)	$33,151

Cash Provided by Operating Activities

Net cash provided by operating activities of $63.6 million for the nine months ended September 30, 2009 decreased $2.3 million from 2008.

Cash Used in Investing Activities

The table below sets forth the components of cash used in investing activities for the nine months ended September 30, 2008 and 2009:

	Nine Months Ended September 30,
	2008	2009
	(dollars in thousands)
Network and support assets	$16,189	$12,538
Other	3,933	3,713

Total capital expenditures	20,122	16,251
Business acquisitions, net of cash acquired	33,419	80,043
Purchase of wireless licenses	5,938	—

Total	$59,479	$96,294

We expect that total capital expenditures in fiscal 2009, including those associated with the Sherburne acquisition, will be at the lower end of a range of between $26 million and $28 million in fiscal 2009, however we expect it to be on the lower end of the range. We expect to fund all of these capital expenditures through cash generated by our operations. Our capital expenditures can fluctuate from quarter to quarter, and are impacted to some extent by factors beyond our control, such as customer demand, the level of construction activity in our region, and weather.

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

On July 1, 2009, we completed the purchase of Sherburne for a total purchase price of approximately $79.7 million in cash (net of cash acquired), and assumed debt of $4.9 million, subject to certain tax adjustments. The purchase price was funded by an incremental term loan of $75.0 million under Iowa Telecom’s credit facilities, with the balance from borrowings under Iowa Telecom’s revolving credit facility.

Cash Provided by (Used in) Financing Activities

For the nine months ended September 30, 2008 and 2009, net cash used in financing activities was $20.9 million and cash provided by financing was $33.2 million, respectively. The increase in net cash provided by financing activities of $54.1 million was the result of incremental Term Loan B utilized in the acquisition of Sherburne and advances on the revolving credit facility in conjunction with acquisitions. The cash flows from financing activities for the nine months ended September 30, 2008, included advances on the revolving line of credit to fund business acquisitions of $33.4 million.

Long-Term Debt and Revolving Credit Facilities

As of September 30, 2009
(dollars in thousands)
Total Long-Term Debt:
Iowa Telecom senior secured term loans	$552,778
EN-TEL Communications, LLC notes payable	11,538
SHAL, LLC notes payable	4,672

Total Debt	568,988
Current Maturities of long-term debt	(2,048)

Long-Term Debt	$566,940

Iowa Telecom Credit Facilities

As of September 30, 2009, we had outstanding $552.8 million of senior debt under the Iowa Telecom term loan facilities, and had $41.0 million drawn under our $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of September 30, 2009, $41.0 million was outstanding on the revolving credit facility and $59.0 million was available. Borrowings under our revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of September 30, 2009, we had $41.0 million outstanding under LIBOR elections at an average all-in rate of 2.25%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of September 30, 2009, $350.0 million was outstanding under Term Loan B based upon a LIBOR election effective through December 30, 2009 at an all-in rate of 2.04%. We have entered into interest rate swap agreements to fix the rate on

$350.0 million of Term Loan B as more fully described below. As of September 30, 2009, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through October 19, 2009 at an all-in rate of 2.00%.

On July 1, 2009, Iowa Telecom entered into an Incremental Loan Amendment (the “Incremental Amendment”) to the Amended and Restated Credit Agreement dated as of November 23, 2004 (as amended from time to time, the “Credit Agreement”), among Iowa Telecom, the lenders party thereto and Rural Telephone Finance Cooperative, as administrative agent. Pursuant to the Incremental Amendment, Iowa Telecom borrowed $75.0 million in incremental loans under the incremental loan facility provided under the Credit Agreement. Interest will accrue on the incremental loans at either a base rate plus 1.00% (in the case of base rate loans) or LIBOR plus 2.00% (in the case of Eurodollar loans), at the election of Iowa Telecom. The incremental loans are subject to the terms and conditions of the Credit Agreement and are entitled to the benefits of the collateral security provided to the other loans made pursuant to the Credit Agreement. The maturity date of the incremental loans is November 23, 2011. As of September 30, 2009, the interest rate on the $75.0 million was based upon a LIBOR election effective through October 5, 2009 at all-in-rate of 2.26%.

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

The Iowa Telecom credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans (adjusted to exclude the effects of borrowings to fund permitted acquisitions) through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. As of September 30, 2009, no prepayment amounts were due under these provisions.

The Iowa Telecom credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the Iowa Telecom credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of September 30, 2009.

EN-TEL Communications, LLC Notes Payable

On July 18, 2008, the Company acquired Bishop Communications Corporation (“Bishop Communications”). As part of the acquisition, the Company assumed debt of $13.0 million. The assumed debt is represented by promissory notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.02%. The notes have a fixed interest rate for specific periods of time ranging from December 2009 through December 2013 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The promissory notes mature in 2015 and 2018. Principal payments of $308,000 and $906,000 were made during the three and nine months ended September 30, 2009. The remaining scheduled payments are $313,000 in 2009, $1.3 million in 2010, $1.4 million in 2011, $1.5 million in 2012, $1.6 million in 2013, and $5.3 million thereafter.

The notes are secured by the assets of EN-TEL, a majority-owned subsidiary of Bishop Communications. The debt agreements restrict dividends paid by EN-TEL and no amounts are currently available for dividends.

SHAL, LLC Notes Payable

On July 1, 2009, the Company acquired the Sherburne Assets. As part of the acquisition, the Company became the majority owner of SHAL, LLC. As a result, the Company began reflecting the results of operations, cash flows and financial position of SHAL, LCC on a consolidated basis. At the time of the acquisition of the Sherburne Assets, SHAL LLC had debt outstanding of $4.9 million. The debt is represented by promissory notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.25%. The notes have a fixed interest rate for specific periods of time ranging from January 2010 through January 2012 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The promissory notes mature in January 2015. A principal payment of $181,000 was made during the quarter ended September 30, 2009. The remaining scheduled payments are $184,000 in 2009, $772,000 in 2010, $830,000 in 2011, $893,000 in 2012, $960,000 in 2013, and $1.0 million thereafter.

The notes are secured by assets SHAL, LLC and SHAL Networks, Inc. While the debt agreements restrict dividends paid by SHAL, LLC, and $950,000 is currently available for dividends.

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

The Board took the position in the fourth quarter of 2008 that our incumbent local exchange carrier’s intrastate access rates have ceased to be subject to the intrastate switched access rate freeze since July 1, 2005, and are subject to challenge. The Board is currently considering such a challenge based on a February 20, 2008, MCImetro Transmission Access Transmission Services LLC, d/b/a Verizon Access Transmission Services and MCI Communications Services, Inc. d/b/a Verizon Business Services complaint filed with the Board against our local incumbent exchange carrier, our Iowa competitive local exchange carriers, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that such companies’ tariffed originating and terminating intrastate switched access rates are not just and reasonable and should be lowered by the Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We filed a motion to dismiss the complaint in light of our legislated price plan, and believe the substance of the complaint to be without merit given the absence of any rationale for the proposed decrease. The Board denied our motion to dismiss on November 14, 2008, a decision we cannot appeal until the Board issues a decision on the merits. In our initial round of testimony on March 5, 2009, we estimated that the potential annual effect of Verizon’s complaint on the incumbent local exchange carrier operations of Iowa Telecommunications Services, Inc. was $16 million based on levels of access service demand at that time. The final round of pre-filed testimony was filed on August 31, 2009. On October 26, 2009, the Company and Verizon filed a joint motion with the Board stating that they had reached a tentative settlement on October 23, 2009 and requested that the hearing otherwise scheduled to start October 27, 2009 be postponed so that the Company and Verizon can draft and execute a formal settlement agreement. This motion was granted on October 27, 2009. The Company cannot predict whether it will be able to arrive at a formal executed settlement agreement with Verizon, or whether the Board will accept such settlement agreement. Further, if the proceeding continues, the Company cannot predict when or how it will conclude or what the outcome may be. This proceeding has been stayed with respect to Frontier and Citizens since May 21, 2009 at the request of Verizon, Frontier, and Citizens due to pending settlement negotiations between the parties.

On September 12, 2008, the Board issued an order commencing an inquiry into whether the Board should create an Iowa universal service fund (“USF”). At this point, the Board is seeking comment on preliminary issues, such as how it should determine whether an Iowa USF is needed, although the Board is also inquiring into certain broad policy and implementation issues assuming that an Iowa USF will be established. Comments were due October 27, 2008. The Board held an initial informal workshop on March 25, 2009 to discuss issues. This workshop may be followed by other workshops and/or an order commencing rulemaking. At this time, the Board has yet to state formally whether its Iowa USF inquiry is tied to any potential charges to other rates or any other matter. We cannot predict whether the Board will establish a rulemaking as a result of its pending inquiry and, if assuming it does, the result of such rulemaking or its potential effect on our operations.

On August 18, 2009, Iowa Telecom filed eleven applications with the National Telecommunications and Information Administration (“NTIA”) and the U.S. Department of Agriculture’s Rural Utilities Service (“RUS”) seeking Broadband Infrastructure grants to fund 80% of $8.6 million of broadband projects in and between 46 communities or localities that are within Iowa Telecom’s service territory. If some, or all, of these applications are granted and Iowa Telecom accepts, Iowa Telecom will provide 20% matching funds. On October 28, 2009, Iowa Telecom filed comments with NTIA and RUS opposing certain requests filed by other carriers which seek funds for competing projects. Iowa Telecom expects to learn in mid-November whether any of its applications were accepted for further review. Funds for successful applications are currently scheduled to be released by the end of 2009.

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

Obligations and Commitments

Our ongoing capital commitments include capital expenditures, debt service requirements and acquisition commitments. For the nine months ended September 30, 2009, capital expenditures were $16.3 million; see “—Liquidity and Capital Resources—Cash Used in Investing Activities.”

The following table sets forth our contractual obligations as of September 30, 2009, together with cash payments due in each period indicated:

	Payments Due by Period
Obligation	Total	Oct. – Dec. 2009	2010 – 2011	2012 – 2013	2014 and after
	(dollars in thousands)
Current Debt:
Revolving credit facility(1)	$41,000	$—	$41,000	$—	$—
Current maturities of long-term debt	2,048	498	1,550	—	—
Long-Term Debt:
Senior debt payments	552,778	—	552,778	—	—
Interest payments on senior debt(2)	53,555	6,490	47,065	—	—
EN-TEL debt payments	10,248	—	1,755	3,175	5,318
SHAL, LLC debt payments	3,914	—	1,028	1,853	1,033
Operating Lease Payments	7,939	1,494	2,497	2,060	1,888

Total Contractual Obligations	$671,482	$8,482	$647,673	$7,088	$8,239

(1)	Advances on the line of credit mature in periods within one year. The terms of the line of credit are a component of our senior debt agreement which expires in November 2011.
(2)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.

As of September 30, 2009, no letters of credit were outstanding under the Revolving Credit facility.

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

We perform an impairment review of goodwill and indefinite lived intangible assets annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount as required by Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350, Intangibles-Goodwill and Other. We performed an annual impairment review of goodwill and indefinite lived intangible assets as of August 31, 2009 primarily using discounted cash flow and market capitalization methodologies. No impairment of goodwill or other long lived assets resulted from the annual valuation.

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

As of December 31, 2008, our unused tax net operating loss carry forwards were $157 million, and will expire between 2021 and 2024. Additionally, the Company expects to be able to continue taking deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $43 million per year through June 2015. Based upon the evidence available as of September 30, 2009, the combination of the continued generation of taxable income from operations and reversing temporary differences will, more likely than not, be sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance was required for our deferred tax assets.

Interest Rate Swap Agreements. The Company has entered into interest rate swap agreements which the Company designated as a hedge against the variability in future interest payments due on $350.0 million of Term Loan B. The purpose of the swap agreements is to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt.

The swap agreements are accounted for in accordance with FASB ASC 815, Derivatives and Hedging, and qualify for cash flow hedge accounting of a variable-rate debt. In accordance with this standard, all changes in fair market value of the swap instruments attributable to hedge ineffectiveness are reported currently in earnings and are recorded in the Other Income (Expense) section of the Company’s Consolidated Statements of Income. Changes in fair market value of the swap instruments attributable to hedge effectiveness are recorded, net of income tax effects, in the Accumulated Other Comprehensive Income section of the Company’s Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

In the event that the swap agreements no longer qualify for cash flow hedge accounting treatment, all changes in fair market value would be reported currently in earnings and would be recorded in the Other Income (Expense) section of the Company’s Consolidated Statements of Income. Additionally, the net gain or loss remaining in accumulated other comprehensive income would be reclassified into earnings over the remainder of the term of the swap agreements. For the three months ended September 30, 2009, the Company would have recognized in earnings a loss of $959,000 had the interest rate swaps ceased to qualify for hedge accounting.

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

We place our cash and temporary cash investments with high credit quality financial institutions. We also periodically evaluate the credit worthiness of the institutions with which we invest. We have entered into interest rate swap agreements to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. The guarantor of one of the floating rate payers under the interest rate swap agreements declared bankruptcy during the third quarter of 2008 resulting in a default of the agreement. In accordance with our agreement, we elected to terminate the agreement and entered into a new interest rate swap agreement for the same notional amount and approximate rate with another party. The floating rate payers under our current interest rate swap agreements are nationally recognized counterparties and are believed to be of strong credit. While we may be exposed to losses due to non-performance of the counterparties or the calculation agents, we consider the risk remote and do not expect the settlement of these transactions to have a material adverse effect on our consolidated balance sheets or statements of income.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued amended guidance regarding “Noncontrolling Interests in Consolidated Financial Statements” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The amended guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The amended guidance also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of the amended guidance did not have a material impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

In December 2007, the FASB issued revised guidance regarding “Business Combinations.” The revised guidance requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and also includes a substantial number of new disclosure requirements. The revised guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The revised guidance requires acquisition related costs to be expensed as incurred. During the first quarter of 2009, the Company expensed acquisition related costs of $868,000 that had been deferred pursuant to the prior guidance on acquisitions that did not close before the adoption date on January 1, 2009. Other than expensing acquisition costs deferred pursuant to prior guidance as discussed above, the adoption of the revised guidance did not have a material impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

In March 2008, the FASB issued amended guidance regarding “Disclosures about Derivative Instruments and Hedging Activities.” The amended guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance and cash flows. The amended guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of the amended guidance impacted disclosures only and did not have an impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows. See Note 9 to Financial Statements for expanded disclosures related to the adoption of the amended guidance.

In December 2008, the FASB amended its prior guidance regarding “Employer’s Disclosures about Postretirement Benefit Plan Assets.” The amended guidance is effective for fiscal years ending after December 15, 2009. The amended guidance will impact disclosures only and will not have an impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

Effective January 1, 2009, the Company adopted amended guidance related to “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the amended guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Restricted stock granted to employees under the Company’s 2005 Stock Incentive Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. The amended guidance was adopted via retroactive application for the quarter and nine months ended September 30, 2008, resulting in no change to basic EPS and a $0.01 decrease in diluted EPS for the quarter and a $0.02 decrease to both basic and diluted EPS for the year.

In April 2009, the FASB issued amended guidance regarding “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments in interim financial information. The amended guidance also requires those disclosures in summarized financial information at interim reporting periods. Under the amended guidance, publicly traded companies must include disclosures about the fair value of their financial instruments whenever summarized financial information for interim reporting periods is issued. In addition, companies must disclose in the body or in the accompanying notes of their summarized financial information for interim reporting periods and in their financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the Company’s balance sheet. The amended guidance is effective for interim periods ending after June 15, 2009. Adoption of the amended guidance impacted disclosures only and did not have an impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows. See Note 11 to Financial Statements for expanded disclosures related to the adoption of the amended guidance.

In May 2009, the FASB issued guidance regarding “Subsequent Events.” The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the new guidance provides: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. Adoption of the new guidance impacted disclosures only and did not have an impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows. See Note 10 to Financial Statements for expanded disclosures related to the adoption of the new guidance.

In June 2009, the FASB issued FASB Accounting Standards Update 2009-01, Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FASB ASU 2009-01”). FASB ASU 2009-01 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting

Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. FASB ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the FASB ASU 2009-01 did not have a material impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

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

Under the terms of our credit facilities as amended, our long-term secured debt facilities will mature in November 2011. Our $400.0 million of indebtedness under Term Loan B, maturing in 2011, bears annual interest at either (a) LIBOR plus 1.75% or (b) a base rate plus 0.75%. Our $75 million of indebtedness under incremental borrowing portion of our Term Loan B, maturing in 2011 bears annual interest at either (a) LIBOR plus 2.00% or (b) a base rate plus 1.00%. On August 26, 2005, we entered into two identical interest rate swap agreements with nationally recognized counterparties for the purpose of fixing the interest on a portion of these borrowings. On September 26, 2008, we terminated one of our swap agreements and entered into a new swap agreement effective September 30, 2008. Pursuant to the current swap agreements, we will pay a fixed rate of interest of 5.87% on a $350.0 million notional of Term Loan B from September 30, 2008 through November 23, 2011.

We pay interest at a fixed rate on all borrowings under Term Loans C and D through June 2011. Thereafter, we expect our interest rates under Term Loans C and D to convert to the Rural Telephone Finance Cooperative variable rate then in effect, as provided in the credit facilities.

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to $125.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $41.0 million of borrowings drawn under the revolving credit facility at September 30, 2009. With respect to our $77.8 million of borrowings under Term Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from July 2011 through maturity in November 2011.

With respect to our $11.5 million of borrowings at EN-TEL, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperation variable rate, from the dates on which the current fixed interest rates expire (December 2009 through December 2013) until the notes mature in 2015 and 2018.

With respect to the $4.7 million of borrowings at SHAL, LLC, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperation variable rate, from the dates on which the current fixed interest rates expire (January 2010 through January 2012) until the notes mature in January 2015.

As of September 30, 2009, a one percent change in the underlying interest rates for all of the variable rate debt that was outstanding would have an impact of approximately $1.7 million per year on our interest expense while our fixed rates and swaps are in place.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Iowa Utilities Board (“Board”) took the position in the fourth quarter of 2008 that our incumbent local exchange carrier’s intrastate access rates have ceased to be subject to the intrastate switched access rate freeze since July 1, 2005, and are subject to challenge. The Board is currently considering such a challenge based on a February 20, 2008, MCImetro Transmission Access Transmission Services LLC, d/b/a Verizon Access Transmission Services and MCI Communications Services, Inc. d/b/a Verizon Business Services complaint filed with the Board against our local incumbent exchange carrier, our Iowa competitive local exchange carriers, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that such companies’ tariffed originating and terminating intrastate switched access rates are not just and reasonable and should be lowered by the Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We filed a motion to dismiss the complaint in light of our legislated price plan, and believe the substance of the complaint to be without merit given the absence of any rationale for the proposed decrease. The Board denied our motion to dismiss on November 14, 2008, a decision we cannot appeal until the Board issues a decision on the merits. In our initial round of testimony on March 5, 2009, we estimated that the potential annual effect of Verizon’s complaint on the incumbent local exchange carrier operations of Iowa Telecommunications Services, Inc. was $16 million based on levels of access service demand at that time. The final round of pre-filed testimony was filed on August 31, 2009. On October 26, 2009, the Company and Verizon filed a joint motion with the Board stating that they had reached a tentative settlement on October 23, 2009 and requested that the hearing otherwise scheduled to start October 27, 2009 be postponed so that the Company and Verizon can draft and execute a formal settlement agreement. This motion was granted on October 27, 2009. The Company cannot predict whether it will be able to arrive at a formal executed settlement agreement with Verizon, or whether the Board will accept such settlement agreement. Further, if the proceeding continues, the Company cannot predict when or how it will conclude or what the outcome may be. This proceeding has been stayed with respect to Frontier and Citizens since May 21, 2009 at the request of Verizon, Frontier, and Citizens due to pending settlement negotiations between the parties.

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

During the quarter ended September 30, 2009, the Company reacquired the following number of shares of its common stock from recipients of restricted stock awards under the Company’s 2005 Stock Incentive Plan in order to satisfy tax withholding obligations due upon vesting of such restricted stock (see also Note 8 to Consolidated Financial Statements above):

ISSUER PURCHASES OF EQUITY SECURITIES

Periods	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2009	—	$—	—	—
August 1 to August 31, 2009	11,741	$12.26	—	—
September 1 to September 30, 2009	—	$—	—	—

Total	11,741	$12.26	—	—

ITEM 6.	EXHIBITS

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2009	/s/ Alan L. Wells
Alan L. Wells
President, Chief Executive Officer and Director Principal Executive Officer
Iowa Telecommunications Services, Inc.

Date: October 29, 2009	/s/ Craig A. Knock
Craig A. Knock
Vice President, Chief Financial Officer and Treasurer Principal Accounting Officer
Iowa Telecommunications Services, Inc.

EXHIBIT INDEX

IOWA TELECOMMUNICATIONS SERVICES, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2009

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc. - incorporated by reference to Exhibit 3.1 to Iowa Telecom’s Registration Statement on Form S-1/Amendment No. 6 (File No. 333-114349)

3.2	Amended and Restated Bylaws of Iowa Telecommunications Services, Inc. - incorporated by reference to Exhibit 3.2 to Iowa Telecom’s Registration Statement on Form S-1/Amendment No. 6 (File No. 333-114349)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.