Form 10-K
period 2009-12-31
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2010-02-26
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2009, was approximately $396,345,048 computed upon the basis of the closing sales price of those shares on the New York Stock Exchange on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded.

There were 32,940,111 shares of Common Stock, $0.01 par value, outstanding as of February 18, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the Registrant’s 2010 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A, is incorporated by reference in Part III to the extent described therein.

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

On November 23, 2009, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Windstream Corporation, a Delaware corporation (“Windstream”), and Buffalo Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Windstream (“Newco”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, we will merge with and into Newco, with Newco continuing as the surviving corporation (the “Merger”). Unless otherwise stated, the forward-looking information contained in this report does not take into account or give effect to the impact of the proposed Merger. With respect to the forward-looking information contained in this report relating to the Merger, the following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements relating to the Merger: risks associated with uncertainty as to whether the Merger will be completed, costs and potential litigation associated with the transaction, the failure to obtain approval of Iowa Telecom’s shareholders, the failure of either party to meet the closing conditions set forth in the Merger Agreement, and the extent and timing of regulatory approvals.

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

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. Any material changes made to our Code of Business Conduct and Ethics or any waivers granted to any of our directors or executive officers will be publicly disclosed by filing a current report on Form 8-K within four business days of such material change or waiver. There were no material changes to the code or waivers granted during 2009. Our Board of Directors also has adopted Corporate Governance Guidelines and written charters for its Audit, Compensation, and Nominating and Governance committees that comply with the rules of the New York Stock Exchange. Copies of the Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters of the Audit, Compensation, and Nominating and Governance committees are available on our website at www.iowatelecom.com. In addition, these documents are available upon request by contacting our investor relations department at (641) 787-2089 or through an e-mail request from our website at www.iowatelecom.com.

This Annual Report on Form 10-K includes the certifications required of our chief executive officer and our chief financial officer by Section 302 of the Sarbanes-Oxley Act. In addition, the annual certification of the chief executive officer regarding compliance by the company with the corporate governance listing standards of the New York Stock Exchange was submitted without qualification following the 2009 annual meeting of shareholders.

PART I.

ITEM 1. Business

Company Overview

Iowa Telecommunications Services, Inc. (“Iowa Telecom,” “the Company,” “we,” “us,” and “our”) and its subsidiaries provide wireline local exchange telecommunications services to residential and business customers in rural Iowa, Minnesota and Missouri. We currently operate 298 telephone exchanges serving 428 communities as the incumbent or “historical” local exchange carrier and are the sole telecommunications company providing wireline services in approximately 67% of these communities. In addition, we provide service to residential and business customers throughout Iowa and Minnesota as a competitive local exchange carrier. In total, we provide services to approximately 253,000 access lines.

Our core business is the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 64% of our total revenues for the year ended December 31, 2009, we provide long distance service, dial-up and DSL Internet access, and other communications services. We provide services as the incumbent local exchange carrier (“ILEC”) through Iowa Telecom and its wholly-owned subsidiaries, Lakedale Telephone Company and Montezuma Mutual Telephone Company. As part of our strategy of pursuing growth beyond our current service area, we compete for customers in Iowa in mostly adjacent markets through our competitive local exchange carrier subsidiaries, Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Additionally, Lakedale Link, Inc., Lakedale Link, LLC and EN-TEL Communications LLC (“EN-TEL”) are competitive local exchange carriers that provide local and long distance service in Minnesota. Together, ITC, IT Communications, Lakedale Link, Inc., Lakedale Link, LLC and EN-TEL are referred to as the “CLEC” or our “CLEC Operations.”

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

In 2008, we expanded our service territory into Minnesota with the acquisition of Bishop Communications Corporation (“Bishop Communications”). In 2009, we expanded our Minnesota operations through our acquisitions of substantially all of the assets of Sherburne Tele Systems, Inc. (“Sherburne”), New Ulm Telecom Inc.’s ownership interests in EN-TEL, SHAL, LLC and SHAL Networks, Inc. (“New Ulm”), and substantially all of the assets of WH Comm (“WH Comm”), a division of Wright-Hennepin Cooperative Electric Association, resulting in a total of 39,700 access lines for Iowa Telecom in the State of Minnesota as of December 31, 2009, including those acquired in 2008.

Over 99% of the customers we serve are located in rural Iowa or Minnesota communities. Virtually all of our services are offered in an area that is approximately 21,000 square miles in size, and each of our switching centers is within 30 miles of another of our switching centers.

Windstream Merger Agreement

On November 23, 2009, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Windstream Corporation, a Delaware corporation (“Windstream”), and Buffalo Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Windstream (“Newco”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, we will merge with and into Newco, with Newco continuing as the surviving corporation (the “Merger”).

Pursuant to the Merger Agreement, at the effective time and as a result of the Merger, each share of Iowa Telecom common stock outstanding immediately prior to the effective time of the Merger will be converted into and become exchangeable for (i) shares of common stock of Windstream at a fixed exchange ratio of 0.804 and (ii) $7.90 in cash. In connection with the Merger, each outstanding stock option under our 2002 Stock Incentive Plan will be converted into the right to receive the merger consideration, less the exercise price of the stock option. Each share of restricted stock awarded under our 2005 Stock Incentive Plan will be treated the same as any other outstanding share of Company common stock, but the forfeiture provisions and other terms and conditions of the restricted stock will continue to apply to the merger consideration received for the restricted stock and the cash portion of the consideration will be retained by Windstream until the restrictions have lapsed.

The transaction is expected to close in mid - 2010. Completion of the Merger with Windstream is conditioned upon the receipt of certain governmental consents and approvals, and our shareholders’ approval. The special meeting of the Company’s shareholders to vote on the Merger has been scheduled for March 25, 2010, and the proxy statement/prospectus for the special meeting was mailed to shareholders on or about February 22, 2010. No assurance can be given that the required conditions to closing will be satisfied or that the Merger will be completed.

Factors outside of management’s control could delay or prevent completion of the Merger. In the event of a termination of the Merger Agreement, we may be required to pay Windstream a termination fee of $25.0 million in certain circumstances.

Iowa Telecom has agreed that until the effective time of the Merger, unless Windstream otherwise consents in writing, it will, and will cause each of its subsidiaries to, conduct their respective businesses in the ordinary course of business and seek to preserve intact their current business organizations, and keep available the services of their officers and employees and preserve their relationships with customers, suppliers and other persons with whom they have business relations. In addition, Iowa Telecom has agreed that until the Merger is completed, Iowa Telecom and its subsidiaries will not take the following actions (each as more fully described, and subject to the exceptions set forth in, the Merger Agreement), without Windstream’s prior written consent:

•

issue, deliver, sell, dispose of, pledge or otherwise encumber its capital stock, or any securities or rights convertible into or exchangeable for any such shares or ownership interests or permit or authorize any of the above;

•	redeem, purchase or otherwise acquire, or propose to redeem, purchase or otherwise acquire, its capital stock;

•	split, combine, subdivide or reclassify any of its capital stock;

•

except for regular quarterly cash dividends of $0.405 per share of its common stock and except for a pro-rated portion of such quarterly dividend with respect to the quarter in which the Merger is completed, declare, set aside for payment or pay any dividend, or make any other actual, constructive or deemed distribution in respect of its capital stock, or otherwise make any payments to its shareholders in such capacity;

•

adopt a plan of complete or partial liquidation, dissolution, merger, consolidation, restructuring, recapitalization or other reorganization of it or any of its subsidiaries or alter through merger, liquidation, reorganization or restructuring the corporate structure of any of its subsidiaries;

•	amend its articles of incorporation or bylaws;

•

grant to any current or former director or officer any increase in compensation, bonus or fringe or other benefits or grant any type of compensation or benefit to any such person not previously receiving or entitled to receive such compensation;

•

grant to any current or former employee (other than directors or officers) any increase in compensation, bonus or fringe or other benefits or grant any type of compensation or benefit to any such person not previously receiving or entitled to receive such compensation, except to employees in the ordinary course of business, or to the extent expressly required under any benefit plan as in effect on November 23, 2009;

•

grant to any person any severance, retention, change in control or termination compensation or benefits or any increase therein, except with respect to new hires, in the ordinary course of business, or to the extent expressly required under any benefit plan as in effect on November 23, 2009;

•	enter into or adopt any benefit plan or amend in any respect any benefit plan;

•	amend, change or modify the terms of any existing equity grants;

•	enter into or make any loans to any of its officers, directors, employees, affiliates, agents or consultants;

•	make any material change in financial accounting methods, principles or practices, except insofar as may have been required by a change in GAAP after November 23, 2009;

•	directly or indirectly acquire or agree to acquire in any transaction any equity interest in or business of any entity if the aggregate amount of the consideration paid would exceed $500,000;

•

(A) acquire any tangible properties or assets if the aggregate amount of the consideration paid would exceed $500,000, or (B) sell, lease (as lessor), license, mortgage, sell and leaseback or otherwise dispose of, tangible properties or assets or any interests therein, if the aggregate amount of the consideration paid would exceed $500,000;

•	encumber any tangible properties or assets or any interests therein;

•	make or change any material tax election or settle or compromise any material tax liability, or change its fiscal year;

•	grant or acquire, or dispose of or permit to lapse, any rights to any material intellectual property;

•

incur any indebtedness, except for indebtedness incurred in the ordinary course of business under the revolving credit agreements to which Iowa Telecom was a party on November 23, 2009, guarantees by Iowa Telecom of indebtedness of any of its subsidiaries, or indebtedness of Iowa Telecom to any of its subsidiaries;

•

make, or agree or commit to make, any capital expenditure except in accordance with the capital plans for 2009 and 2010 disclosed to Windstream plus a 15% variance on an aggregate and cumulative basis;

•

enter into or amend any contract or take any other action if such contract, amendment or action would reasonably be expected to prevent or materially impede, interfere with, hinder or delay the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement;

•

enter into any material contract not in the ordinary course of business or enter into or amend any material contract to the extent consummation of the Merger or compliance by Iowa Telecom or its subsidiaries with the provisions of the Merger Agreement would reasonably be expected to conflict with such contract;

•	enter into, modify, amend or terminate any collective bargaining agreement;

•	voluntarily contribute or commit cash or funds to any of Iowa Telecom’s pension plans or any administrator thereof for purposes of funding shortfalls in any of Iowa Telecom’s pension plans;

•	enter into a new line of business or engage in the conduct of any business in any new state which would require the receipt or transfer of governmental approval;

•	file for any permit or approval outside of the ordinary course of business, or the receipt of which would reasonably be likely to prevent or materially impair or delay the consummation of the Merger;

•	settle, compromise, dismiss, discharge or otherwise dispose of litigation or proceedings;

•

take any action that would reasonably be expected to materially restrict or impede the consummation of the Merger or cause any of the conditions to the closing of the Merger as set forth in the Merger Agreement to fail to be satisfied as of the closing date;

•

approve or authorize any action to be submitted to the shareholders of Iowa Telecom for approval that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay, postpone or adversely affect the transactions contemplated by the Merger Agreement;

•	make any change in its dividend policies other than as permitted by the Merger Agreement; or

•	authorize any of, or commit, resolve or agree to take any of the foregoing actions.

The Merger Agreement and the Merger are described in greater detail in Amendment No. 1 to the Registration Statement on Form S-4 filed by Windstream with the Securities and Exchange Commission on February 19, 2010.

Our Strategy

Our objective is to continue to strengthen our position as a leading provider of telecommunications services, focusing primarily on non-metropolitan markets in the Midwest. Pending completion of the proposed Merger, we are continuing to operate our business with this objective in mind. To achieve this goal, we intend to pursue the following strategies, subject to various covenants contained in the Merger Agreement:

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

•

Leverage and Enhance Local Presence and Customer Loyalty. We have a strong commitment to local presence and customer relationships. We have a community relations staff dedicated to maintaining relationships with local leaders and civic organizations. As a result of this and other initiatives, we believe our companies have developed brand identities as responsive, locally oriented service providers. We intend to use these identities to maintain our competitive market position, cross-sell additional services to our current subscribers and expand our existing customer base.

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

•

Prudent Expansion of Our Service Area Through our Competitive Local Exchange Carrier Subsidiaries. We intend to leverage our strong local presence, superior customer service and economies of scale to pursue customers in markets in close proximity to our rural local exchange carrier markets through our CLEC Operations. We plan to continue this strategy by seeking growth opportunities on a low-cost, selective basis, focusing primarily on business customers.

•

Grow Through Selective Strategic Acquisitions. We have implemented a disciplined process of evaluating select acquisitions of access lines of local exchange carriers, as well as of evaluating acquisitions of providers of businesses complementary to ours. We also believe there may be attractive opportunities to acquire rural local exchange carriers, which we believe will likely consolidate as competitive pressures intensify. In Iowa and Minnesota, there are approximately 230 independent rural local exchange carriers serving a fragmented market representing approximately 550,000 access lines. One of our key acquisition criteria has been the potential of any proposed transaction to increase our free cash flow per share.

Products, Services and Revenue Sources

We provide wireline local exchange telecommunications services as the incumbent local exchange carrier to residential and business customers in 428 communities in Iowa, Minnesota and Missouri. Our CLEC Operations are certified to provide service in all areas served by Qwest in Iowa and certain Qwest, Century Link and Frontier exchanges in Minnesota. EN-TEL and Lakedale Link, LLC are certified facility-based providers in certain Qwest exchanges in Minnesota. Approximately 69% of our access lines serve residential customers and 31% serve business customers. We generate revenues by providing our customers:

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

We complement our basic local telephone services by actively marketing products under our local brands. We believe that our ability to cross-sell to our customer base in this way is bolstered by the fact that we are currently the sole local wireline telecommunications provider in approximately 67% of the communities we serve as the incumbent carrier. The following table shows our revenues and sales for each of the years ended December 31, 2007, 2008 and 2009, by category of service:

	Year Ended December 31,
	2007		2008		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Local services	$73,918	29%	$71,131	29%	$74,859	29%
Network access services	100,636	40%	89,420	36%	87,690	35%
Toll services	21,213	9%	23,010	9%	22,234	9%
Data and Internet services	29,512	12%	35,163	14%	43,040	17%
Other services and sales	26,122	10%	28,241	12%	26,319	10%

Total revenues and sales	$251,401	100%	$246,965	100%	$254,142	100%

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

The rates for our network access revenues are determined under either state or federal jurisdictions depending on the call. We generate intrastate access revenues for providing either switched or special access services when a long distance call is placed or received by a customer in one of our exchanges to or from another party located within the same state. The toll carrier pays us an intrastate access charge, the level of which is regulated and approved by either the Iowa Utilities Board or the Minnesota Public Utilities Commission. We generate interstate access revenues for providing either switched or special access services when a long distance call is originated or terminated by a customer calling from one state to a customer in another state and one of the parties is a local service customer of ours. We bill interstate access charges in the same manner as we bill intrastate access charges. Interstate access charges are regulated and approved by the FCC.

Additionally, we bill subscriber line charges to substantially all of our end user customers for access to the public switched network. The monthly subscriber line charges are regulated and approved by the FCC.

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

Toll Services

We began offering toll, or long distance, services in July 2000 through sales to our established customer base. We have leveraged our customer relationships and single billing approach to increase our penetration for toll service with minimal need for additional capital expenditures. The following table shows our number of toll service subscribers:

	Subscribers as of December 31,
	2007	2008	2009
Subscribers	143,600	146,400	158,500
Penetration rate(1)	60%	60%	63%

(1)	Penetration rate is computed by dividing the subscribers of our toll services by the total access lines served at the end of the period.

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

Data and Internet Services

Data and Internet services consist largely of revenues generated by our dial-up and DSL Internet access services as well as for providing enhanced data solutions to customers. We began offering dial-up Internet access service in 2000, and DSL Internet access service in a few markets in late 2001. We currently have DSL equipment installed in all of our 298 incumbent exchanges. We estimate that we are capable of providing DSL Internet access service to approximately 84% of our ILEC access lines. Approximately 42% of our access line customers subscribe to our dial-up or DSL Internet service. The following table shows our number of dial-up and DSL Internet access service subscribers:

	Subscribers as of December 31,
Service	2007	2008	2009
Dial-up Internet	22,500	16,700	10,200
DSL Internet	62,800	75,700	95,200

Total	85,300	92,400	105,400

Penetration rate(1)	35%	38%	42%

(1)	Penetration rate is computed by dividing the total of our dial-up and DSL Internet access subscribers by the total access lines served at the end of the period.

Other Services and Sales

Other services and sales consists largely of revenues generated by the sale, installation and maintenance of the customer premise voice and data equipment, satellite and cable video, inside line care and leasing of office space. The following table shows our number of satellite and cable video subscribers:

	Subscribers as of December 31,
Service	2007	2008	2009
Video	9,000	20,300	27,100
Penetration rate(1)	5%	12%	16%

(1)	Penetration rate is computed by dividing the total of our video subscribers by the total residential access lines served at the end of the period.

Competitive Local Exchange Carrier Services

We currently provide competitive local exchange carrier services through our wholly-owned subsidiaries, ITC, IT Communications, Lakedale Link, Inc. and Lakedale Link, LLC and our majority owned subsidiary EN-TEL. ITC, IT Communications, and Lakedale Link, Inc. primarily provide services utilizing either an unbundled network element or resale platform on which we resell services to end customers. EN-TEL and Lakedale Link, LLC are primarily facilities-based providers. Our CLEC currently offers a broad range of traditional and enhanced wireline communications services to business and residential customers. Our CLEC Operations are certified in all markets served by Qwest in Iowa and certain Qwest, Century Link and Frontier markets in Minnesota. EN-TEL and Lakedale Link, LLC are certified facility-based providers in certain Qwest exchanges in Minnesota. As of December 31, 2009, our CLEC Operations served approximately 24,700 business and 18,000 residential access lines and accounted for 17% of our total access lines. We view our competitive local exchange carrier business as a cost-effective way to leverage our corporate infrastructure and, in Iowa, our Iowa Telecom brand into markets in close proximity to those served by our incumbent local exchange carrier operations. Our primary strategy has been to target contiguous markets that historically have been underserved and subject to minimal competition. In these markets, we can compete cost effectively through our interconnection agreements with the incumbent provider, pursuant to which we may lease lines on a “wholesale” basis.

We have historically entered selected exchanges by utilizing a low-risk unbundled network element platform. This entry strategy permitted us to use the incumbent carrier’s existing loop and switches and thus required minimal upfront capital investment on our part. Although the FCC has revised the rules that govern the availability of the unbundled network element platform, we believe we can continue to profitably provide competitive local exchange services as a result of contractual arrangements entered into with the incumbent provider for switching services and leased lines. The majority of the customers served utilizing the unbundled network element platform are in exchanges in which Qwest is the incumbent local exchange carrier. Our current contracted monthly rates with Qwest, which include volume discounts and are effective until December 2010, range from $13.10 to $29.84 per line for residential customers and $16.05 to $39.64 per line for business customers. Our agreements with Qwest expire in 2011. We intend to consider installing owned communications equipment in these communities only after we have achieved sufficient scale to make such investment cost effective. The cost to expand our CLEC Operations is predominantly comprised of variable expenses such as marketing and sales expenses, which allows us to more readily control the level of cash flow required to support expansion of this business and provides the opportunity to lower spending levels if necessary. Subject to the restrictions contained in the Merger Agreement, in 2010, we plan to maintain this limited investment approach as we continue to grow our competitive local exchange carrier business, focusing primarily on business customers.

Sales and Marketing

We have established sales and marketing organizations that centralize marketing strategies and deploy sales and customer service resources locally. We have a dedicated sales force for business customers and have 27 local offices at which customers can contact us in person to address their needs.

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

To address our customers’ needs, we have established in-state support operations, including 27 customer offices and six customer contact centers. These customer offices and contact centers provide us with a significant degree of customer contact, thereby affording us an opportunity to offer and sell additional and enhanced services to our subscribers. In addition, we have a community relations department whose purpose is to maintain an ongoing relationship with community leaders and organizations throughout our service area, with a view to continue developing our brand identities as responsive, locally-oriented providers. We believe this reputation also enhances our potential to cross-sell additional services to our existing subscriber base.

We also offer local telephone services in bundled packages including long distance, enhanced local services, dial-up and DSL Internet access services, satellite and cable video services. We believe bundled services are popular with customers because they permit the purchase of a number of services at a discount to the pricing that would not be available on an individual service basis. We intend to continue to expand this marketing strategy, which we expect will increase average revenue per access line. We also believe that integrated packages of quality services result in a more loyal and satisfied customer base, thereby reducing subscriber turnover.

Competition

Local Service. We currently face competition from other providers of local services in approximately 141 of the 428 communities our incumbent local exchange carriers serve. Of these 141 communities, we believe 109 communities have some voice service offered by Mediacom’s telephony affiliates, MCC Telephony of Iowa, Inc. and MCC Telephony of Minnesota, LLC (“MCC”), which initiated service in most of these markets during the second quarter of 2007. Additionally, we believe that in approximately 42 of these communities, independent local exchange carriers operating in mostly adjacent exchanges and municipal utilities have constructed networks to provide competitive local exchange carrier services.

MCC is offering voice services through a business arrangement with Sprint Communications L.P. (“Sprint”). On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U.S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into an interconnection agreement with Sprint and asking the court to invalidate the agreement. On April 15, 2008, the court issued a ruling in favor of the Iowa Utilities Board and Sprint, therefore maintaining the status quo in which we are obligated to enter into an interconnection agreement with Sprint. On April 28, 2009, the U.S. Court of Appeals for the Eighth Circuit affirmed the lower court’s decision (and, ultimately, the Iowa Utilities Board’s decision).

On January 22, 2007, we filed a second complaint against the Iowa Utilities Board and Sprint in U.S. District Court asking the court to rule that the Iowa Utilities Board acted unlawfully when it interpreted the interconnection agreement to require Iowa Telecom to provide certain services to Sprint, in the manner requested by Sprint. On June 12, 2009, the District Court held that the Iowa Utilities Board acted improperly by requiring us to serve as a traffic-switching intermediary between Sprint and third-party long distance carriers.

On July 31, 2006, MCC filed a complaint in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The proceeding was stayed while our first federal complaint was pending but the stay was lifted after issuance of the Eighth Circuit’s April 28, 2009 decision. On January 20, 2010, we executed an interconnection agreement with MCC that envisions MCC connecting directly to us rather than through Sprint and on February 5, 2010, MCC dismissed its Iowa District Court complaint.

Wireless and Emerging Technology Competition. We estimate that wireless service providers served approximately 6.4 million subscribers in Iowa and Minnesota as of June 2008, based on the most recent FCC data available. We expect that wireless providers will continue to provide services that compete with ours. Technological developments in cellular telephone features, personal communications services, telephone services over cable television systems, satellite, voice over Internet protocol, high-speed fiber optic networks and other technologies will continue to provide our customers with alternatives to the traditional local telephone services we provide.

Iowa Communications Network. The Iowa Communications Network is a state-owned communications network consisting of more than 3,000 miles of fiber optic cable extending into all 99 Iowa counties and capable of providing a variety of voice, data and video communications services. The Iowa Communications Network currently provides certain voice, data and video communications services to authorized educational and governmental institutions, including accredited public and private schools and colleges, public libraries, state and federal agencies and the United States Postal Service, and to authorized hospitals and physician clinics. Current state law does not allow the Iowa Communications Network to provide its services to other public or private entities, and prohibits the sale, lease or other disposition of the Iowa Communications Network without prior authorization of a majority of each house of the Iowa legislature and approval by the governor. The Iowa legislature has previously considered modifying state law to allow for sale of the Iowa Communications Network to a private party but has not done so.

Our Competitive Local Exchange Carrier Subsidiaries. We have five competitive local exchange carrier subsidiaries—ITC, IT Communications, Lakedale Link, Inc., Lakedale Link, LLC and EN-TEL. Through ITC, ITC Communications, Lakedale Link, Inc. and Lakedale Link, LLC are authorized to provide services in all of Qwest’s Iowa exchanges as well as certain Qwest, Century Link and Frontier exchanges in Minnesota, and generally offer the same local exchange services as those offered by the local incumbent provider. These CLEC subsidiaries also provide DSL Internet access service in all exchanges in which they operate, using either

Qwest’s, Century Link’s or Frontier’s wholesale service or owned facilities. EN-TEL is an authorized reseller in Century Link, Frontier and Qwest exchanges in Minnesota, and generally offers the same local exchange services as those offered by the local incumbent provider. EN-TEL is also an authorized facility-based provider in certain Qwest exchanges and offers cable video and high-speed broadband services in these exchanges.

Long Distance. We face significant competition in the long distance market. AT&T, Sprint, Qwest and Verizon Business currently are the other major long distance providers in our service territories. We believe that wireless service also competes with the traditional wireline long distance service that we provide. Although the long distance market is competitive, we believe we are in a good position relative to our competitors given our local presence, strong brand and ability to offer both long distance and local services in a single bill. Approximately 63% of our local access lines also subscribe to one of our long distance services.

Dial-up and DSL Internet Access. In many markets we face competition from other dial-up and broadband Internet access service providers. Many dial-up competitors are neighboring incumbent local exchange carriers or small proprietors with service in only a few communities. In some of our markets, broadband competition exists from cable television providers (principally Mediacom), wireless broadband providers using non-licensed spectrum and competitive local exchange carriers that either have their own facilities or have co-located DSL equipment in our central offices. We believe our ability to sell dial-up or broadband services on a bundled basis with local and long distance service enhances our competitive position for continued growth in sales of Internet access service.

Customers

Our incumbent local exchange carriers currently operate 298 local telephone exchanges in 428 rural communities. Our business is largely concentrated in the eastern and southern portions of Iowa and the central portion of Minnesota. According to the 2000 U.S. Census, our ILEC service area includes four communities with a population over 9,000; 11 communities with a population between 5,001 and 9,000; 29 communities with a population between 2,000 and 5,000; and 384 communities with a population under 2,000. The largest five communities in our ILEC service area are (2000 population figures in parentheses): Newton, Iowa (15,579); Pella, Iowa (9,832); Fairfield, Iowa (9,509); Grinnell, Iowa (9,105); and Mount Pleasant, Iowa (8,751). These five communities represent approximately 10% of the access lines we serve.

Approximately 74% of our incumbent local exchange carrier access lines serve residential customers. We also provide services to several large businesses in our service area including, Pella Corporation and Vermeer Manufacturing Company, both headquartered in Pella, Iowa. In addition, Grinnell and Pella are each home to four-year colleges, namely Grinnell College and Central College. No single local service customer represented more than 5% of our revenues from 2007 to 2009.

As a competitive local exchange carrier, we are authorized to provide services in all Iowa local telephone exchanges served by Qwest, and to certain Qwest, Century Link and Frontier telephone exchanges in Minnesota. In addition, EN-TEL and Lakedale Link, LLC are authorized facility based providers in certain Qwest exchanges. Approximately 58% of the access lines in our competitive local exchange carrier markets serve business customers and approximately 42% serve residential customers.

Network access charges historically have been one of our largest sources of revenues. The Company did not have any customer that represented more than 10% of total revenue and sales from 2007 to 2009.

Network Facilities

All of our exchanges in which we are the incumbent local exchange carrier are served by digital switches that we own and are capable of providing one-plus equal access for long distance service. The switches are linked through a combination of aerial, underground and buried cable, including approximately 4,800 miles of fiber optic cable. Most of our primary network routes utilize fiber optic cable. The majority of our switches in Iowa were manufactured by Nortel Networks. Our network operations and monitoring services for our Iowa properties are provided on a contract basis by a third party, which also provides those services for its own network and for other local exchange carriers in Iowa. Our switches in Minnesota were manufactured by various entities. Our network operations and monitoring services for our Minnesota properties are provided by company personnel. Automated alarm systems are in place to alert us to problems with our facilities, and our own technicians are available to make any necessary repairs to the network.

The network facility upgrades we have completed in recent years include the following:

•	We have deployed DSL Internet access service to all of our exchanges. Approximately 84% of our access lines are DSL eligible.

•	We have built a data network to support our dial-up and DSL Internet access services customers.

•

We have reduced the number of access lines utilizing analog carrier technology to less than 1% of total access lines. Analog carrier lines are not fully compatible with advanced telephone services such as high-speed Internet.

•	We have deployed voice-mail services to additional exchanges and are now able to offer voice-mail services to all exchanges.

•

We have entered into a long-term lease to acquire fiber transport facilities between Chicago and Omaha, utilizing facilities which cross the State of Iowa. This network was put into service in the second quarter of 2008. In 2009, lateral connections to Iowa Telecom exchanges were made which provided redundancy and increased bandwidth to these exchanges.

•	Existing fiber network routes have received upgrades to the electronics that provide greater redundancy and traffic capacity.

•	Additional backup generator capacity has been added within our network to enhance our ability to provide a stable network in the event of commercial power interruptions.

•

In 2009, we upgraded 26 locations with gigabit ethernet (“GigE”) backhaul, which allows us to offer Xstream DSL with download speeds up to 15 megabits per second. At the close of 2009, we had approximately 70 locations served with GigE transport.

Employees

We employ approximately 800 full-time employees, of which approximately 625 are based in Iowa. We have a collective bargaining agreement with the Communications Workers of America, or CWA, which covers 171 of our employees and expires in May 2012. We also have a collective bargaining agreement with the International Brotherhood of Electrical Workers, or IBEW, which covers 22 of our employees and expires in June 2014. There have been no work stoppages or strikes by our IBEW or CWA employees in the past nine years, and we consider our labor relations to be good.

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

Overview

We are subject to federal, state and local government regulation. We hold various authorizations for our service offerings. At the federal level, the FCC has jurisdiction over common carriers, such as us, to the extent that their facilities are used to originate, terminate or provide interstate and international telecommunications services. The Iowa Utilities Board and the Minnesota Public Utilities Commission exercise jurisdiction over our intrastate telecommunications services within Iowa and Minnesota, respectively. The Missouri Public Service Commission exercises similar jurisdiction over the intrastate telecommunications services we provide to a small number of customers in Missouri. In addition, under the Telecommunications Act of 1996, or “the Telecom Act,” federal and state regulators share responsibility for regulating such matters as interconnection between carriers. Municipalities and other local government agencies regulate certain aspects of our business, such as our use of public rights-of-way, and require that we obtain construction permits and comply with building codes. The following description discusses some of the major telecommunications related regulations that affect us, but numerous other substantive areas of regulation not discussed here may influence our business. When we refer to “our incumbent local exchange carrier,” we mean Iowa Telecommunications Services, Inc., and when we refer to “our independent incumbent local exchange carriers,” we mean our incumbent local exchange carrier operations other than those of Iowa Telecommunications Services, Inc., such as Lakedale Telephone Company (including the operating assets of Sherburne County Rural Telephone Company as of July 1, 2009) and Montezuma Mutual Telephone Company, which are subsidiaries of Iowa Telecommunication Services Inc. When we refer to “our competitive local exchange carriers,” we mean our Iowa Telecom Communications, Inc., IT Communications, LLC, Lakedale Link, Inc. (including the operating assets of WH Comm as of November 1, 2009), Lakedale Link, LLC (entirely comprising the operating assets of NorthStar Access, L.L.C. as of July 1, 2009), as well as our interest in EN-TEL Communications, LLC.

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

Our incumbent local exchange carrier files tariffs for its interstate access charges with the FCC annually. Our 2009 filing became effective on June 30, 2009, without objection.

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

Our competitive local exchange carriers also charge for interstate access in accordance with FCC requirements. These rules allow ITC and EN-TEL to set their rates at the current National Exchange Carrier Association rates for switched access. IT Communications, by the nature of the larger markets it serves, is required to mirror the interstate access rates of the ILEC with which it competes (Qwest). To the extent that Lakedale Link, Inc. operates through total service resale, which it did entirely until the acquisition of WH Comm’s operating assets as of November 1, 2009, Lakedale Link, Inc. does not assess access charges. Lakedale Link, Inc. assesses access charges when and to the extent that it is operating WH Comm’s former operating assets.

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

Universal service reform and, to a somewhat lesser extent, intercarrier compensation reform, continue to be debated at the FCC. At present, the universal service reform discussion has focused on broadband deployment, particularly in the context of the National Broadband Plan report that the FCC is required to provide to Congress early this year. Most proposals for intercarrier compensation reform entail reducing intrastate access rates to interstate levels over a period of years with some sort of funding mechanism to meet a substantial amount of the revenue shortfall created by such a reduction. Some proposals also included reform of universal service distribution that could lead to our ILEC becoming eligible for a greater amount of high-cost funding. We cannot predict when the FCC will take global action to reform universal service and intercarrier compensation or how the FCC may do so. There is also a potential for Congress to legislate in such areas, the likelihood, timing, and nature of which we cannot predict.

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

Our incumbent local exchange carrier is a “rural telephone company,” as defined by the Communications Act. In 1997, however, the Iowa Utilities Board removed the rural telephone company exemption applicable to what were then GTE Midwest Incorporated’s Iowa exchanges, which we later acquired. As a result, this exemption does not apply to Iowa Telecommunications Services, Inc., our largest incumbent local exchange carrier.

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

As of December 31, 2009, our incumbent local exchange carrier and our independent incumbent local exchange carriers had interconnection agreements with 44 of the competitive local exchange carriers authorized to offer local service in our service area, and 31 active interconnection agreements in force with wireless carriers. Forty competitive local exchange carrier agreements and 19 wireless agreements are with firms operating in Iowa. The remainder operate in Minnesota.

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

The FCC may, in the future, reconsider various aspects of its local competition rules, such as rules for seeking exemption from certain unbundling requirements, the manner in which unbundled network elements are priced, and the rate for terminating local interconnected traffic, such as certain wireless traffic. Congress may consider legislation that would affect local competition and these rules. We cannot predict the outcome of any of these proceedings, or of any action or decision taken by the FCC, the Iowa Utilities Board, Minnesota Public Utilities Commission, any legislative body or court concerning the rules regarding local competition, and how any changes would affect either our incumbent local exchange carrier, our independent incumbent local exchange carrier or our competitive local exchange carriers.

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

The CALLS Order also provided for a phase-out of implicit universal service support mechanisms (which had, in part, relied on setting rates for interstate access above cost), to be replaced with more explicit subsidy mechanisms. The CALLS Order created an Interstate Access Support fund as part of the Universal Service Fund to accomplish this objective. For 2009, our incumbent local exchange carriers received approximately $7.8 million in universal service support from this portion of the fund. Because of the substantially different origin and basis for Interstate Access Support, we do not include such support when discussing high-cost universal service support, despite the fact that Interstate Access Support is part of such program.

Our Iowa competitive local exchange carriers are certified to offer service in all Iowa exchanges served by Qwest and have been certified as eligible telecommunications carriers in all such areas by the Iowa Utilities Board. In addition, IT Communications, LLC is certified to offer service in all exchanges in Nebraska in which the ILEC is not subject to the rural interconnection exemption discussed above. ITC receives no high-cost or Interstate Access Support for the Qwest markets it has entered because Qwest currently receives no high cost support and only nominal Interstate Switched Access Support for the exchanges served by ITC. Qwest receives no high cost support and no Interstate Switched Access Support for the exchanges served by IT Communications, and therefore IT Communications receives no universal service support. Neither Lakedale Link, Inc., Lakedale Link, LLC, nor EN-TEL operate as eligible telecommunications carriers.

Our incumbent local exchange carrier, independent incumbent local exchange carriers and competitive local exchange carriers are required to make contributions to the federal universal service program based on methodologies and procedures established by the FCC. Contributions to the federal Universal Service Fund are based on revenues from interstate and international services. In accordance with FCC rules, we recover our contributions from our customers through a surcharge on interstate and international revenues. The surcharge is adjusted each quarter and, in the fourth quarter of 2009, the surcharge was 12.3% of interstate and international revenues. In 2009, our incumbent local exchange carriers and competitive local exchange carriers collected and contributed to the Universal Service Fund approximately $2.7 million and $360,000, respectively.

As of October 1, 2004, the Universal Service Administrative Company (“USAC”) has been subject to the federal Anti-Deficiency Act (“ADA”), the effect of which could have caused delays in payments to Universal Service Fund (“USF”) program recipients from high-cost programs, including Interstate Access Support (to our incumbent local exchange carrier), Interstate Common Line Support (to our independent incumbent local exchange carriers), Local Switching Support (to Lakedale Telephone and Montezuma Telephone) and High-Cost Loop Support (to Montezuma Telephone and Lakedale Telephone), as well as significantly increased the amount of USF regulatory fees charged to consumers. In April 2005, the FCC tentatively concluded that the high-cost and low-income universal service programs of the Universal Service Fund were compliant with ADA requirements, and asked the Office of Management and Budget (“OMB”) to make a final determination on this issue, which has not yet occurred. In September 2008, Congress passed legislation to exempt the USF from ADA requirements until March 6, 2009. We cannot predict whether and for how long USF payments might be delayed or suspended or how actions to address this problem may affect us.

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

Internet. We provide Internet access services as an Internet service provider (“ISP”). Historically, the FCC has regulated wireline carrier provision of broadband Internet service as comprising two components—a “telecommunications” component representing the transmission function that is subject to common carrier regulation, including contributing to the Universal Service Fund, and an “information service” component, which is not regulated (either with respect to price or the terms and conditions of service). The FCC concluded in an order effective November 16, 2005, that wireline carrier provision of broadband Internet access service comprises only “information service” and does not include a regulated telecommunications component. Therefore, pursuant to a regulatory election by our incumbent local exchange carrier, effective November 16, 2005, all portions of our DSL service are now deregulated and detariffed, which provides us with enhanced pricing flexibility. We cannot predict the outcome or the effect of FCC or judicial decisions on our ISP business, our incumbent local exchange carrier or competitive local exchange carrier businesses. Our ISP business is, and may become, subject to a variety of other legal requirements relating to privacy, copyrights, the conveyance of obscenity, indecent speech, unsolicited electronic messages and taxation. In February 2004, the FCC determined that a particular type of entirely Internet-based voice over Internet protocol service is also an information service and exempt from such regulatory obligations, and in November 2004, determined that another, more widely used, version of voice over Internet protocol service is an interstate service, and therefore, outside the jurisdiction of state telecommunications regulations. Certain aspects of the FCC’s determination have been challenged in judicial proceedings. The FCC is currently considering the regulatory status of a variety of voice over Internet protocol service configurations in the context of a comprehensive proceeding launched in February 2004, as well as in several other application and issue-specific proceedings. The FCC is also in the process of developing a National Broadband Plan which it expects to release during the first quarter of 2010 and from which we expect several rulemakings to be developed. Current proceedings do concern and future proceedings are likely to concern, among other things, what, if any, intercarrier compensation must be paid by providers of such service and what, if any, universal service contributions must be made by such providers. We cannot predict the outcome of these proceedings or the effect of FCC or judicial decisions on any of our ISP, incumbent local exchange carrier or competitive local exchange carrier businesses.

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

Emergency Back-up Power. In response to the Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks, the FCC adopted rules on May 31, 2007, requiring incumbent local exchange carriers, competitive local exchange carriers and wireless carriers to, among other things, maintain emergency back-up power for a minimum of eight hours for cell sites, remote switches and digital loop carrier system remote terminals that normally are powered from local AC commercial power. Five days prior to the new rules taking effect, on October 4, 2007 the FCC released an order amending some of these new requirements to provide greater compliance flexibility. After having its back-up power reporting requirements rejected by the Office of Management and Budget, effectively staying the FCC’s rules, the FCC has indicated that it will conduct a proceeding in the future to reconsider its not-yet-effective rules so as to provide greater flexibility.

Regulation of Our Independent Incumbent Local Exchange Carriers. Our independent incumbent local exchange carriers, Lakedale Telephone and Montezuma Telephone, which for regulatory purposes are treated as independent of our incumbent local exchange carrier, are generally subject to the same federal regulation as our incumbent local exchange carrier, with certain exceptions. First, their interstate access charges are subject to historical investment-based regulation applicable to non-price-cap carriers, that is, rate-of-return regulation. Montezuma Telephone, in particular, falls into the category of non-price-cap carriers known as “average schedule” companies, whose historic costs are simulated through formulae, individual company data and pooled data from companies nationwide. Lakedale Telephone, on the other hand, is known as a “cost” company, whose historic costs are based on actual accounting figures. Second, Montezuma Telephone, but not Lakedale Telephone, continues to maintain the rural exemption from certain interconnection obligations. Third, because, as a general matter, rate-of-return carriers have been unable to remove the assets and expenses attributable to DSL transmission from their rate bases, our independent incumbent local exchange carriers, like most other rate-of-return carriers, continue to offer DSL transmission on a regulated common carrier basis. Lakedale Telephone Company, through the former operations of Sherburne County Rural Telephone Company, currently receives approximately $850,000 in quarterly federal high-cost loop support.

Lakedale Telephone (through its affiliates) and Montezuma Telephone provide commercial mobile radio service in their incumbent local exchange carrier service territories and are subject to provisions of the Communications Act and FCC rules concerning wireless carriers. Lakedale Telephone provides service through a resale agreement. Montezuma, through a management agreement with Iowa Wireless Services, LLC (“Iowa

Wireless”), provides mobile wireless service in its incumbent local exchange carrier service territory. Lakedale Telephone (either directly, including through the former operating assets of Sherburne County Rural Telephone Company, or through its affiliates) and Montezuma Telephone also provide television service in all of their incumbent local exchange carrier service territories. EN-TEL also provides television service in its competitive local exchange carrier territory. Neither Lakedale Telephone, EN-TEL or Montezuma Telephone’s mobile wireless nor television service are subject to federal rate regulation.

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

Regulation Applicable to our Advanced Wireless Service and 700 Band MHz Licenses

We currently hold 15 FCC Advanced Wireless Service and three 700 MHz Band licenses in Iowa. Our ownership of these licenses subjects us to FCC regulation of the wireless services we may choose to provide and the technical operating characteristics of the network equipment we may utilize. In addition, our right to renew these licenses depends on our compliance with build-out requirements promulgated by the FCC. For the 700 MHz licenses, we must begin meeting such requirements in stages prior to the expiration of the initial 10-year license term. For our Advanced Wireless Service licenses, we must meet the FCC’s build-out requirements by the end of such licenses’ 15-year initial term. We cannot predict changes that may occur in the FCC’s regulation of our Advanced Wireless Services or 700 MHz licenses, the network we may build or the services we may provide over the period of time we may hold the licenses.

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

State Regulation

Incumbent Local Exchange Carrier. The Iowa Utilities Board is responsible for regulating the rates, terms and conditions pursuant to which our incumbent local exchange carrier provides basic intrastate local telephone service and switched access service for intrastate transmissions within Iowa. The Iowa Utilities Board also has jurisdiction over the service quality of the incumbent local exchange carrier’s intrastate services and relationships with its customers. As required by the Iowa Utilities Board, our incumbent local exchange carrier files and receives approval of tariffs for local telephone and switched access service. These tariff filings are available on our web site. The Iowa Utilities Board does not regulate the rates our incumbent local exchange carrier charges for any service other than, arguably, extended area service.

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

The Iowa Utilities Board took the position in the fourth quarter of 2008 that our incumbent local exchange carrier’s intrastate access rates have ceased to be subject to the intrastate switched access rate freeze since July 1, 2005, and are subject to challenge. The Iowa Utilities Board recently considered such a challenge based on a February 20, 2008, MCImetro Transmission Access Transmission Services LLC (d/b/a Verizon Access Transmission Services) and MCI Communications Services, Inc. (d/b/a Verizon Business Services) complaint filed with the Iowa Utilities Board against our local incumbent exchange carrier, our Iowa competitive local exchange carriers, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that such companies’ tariffed originating and terminating intrastate switched access rates are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We filed a motion to dismiss the complaint in light of our legislated price plan, and believe the substance of the complaint to be without merit given the absence of any rationale for the proposed decrease. The Iowa Utilities Board denied our motion to dismiss on November 14, 2008, a decision we could not appeal until the Iowa Utilities Board issued a decision on the merits.

Following the filing of all rounds of testimony but prior to the hearing, Iowa Telecom and Verizon reached a tentative settlement of Verizon’s complaint on October 23, 2009 and successfully requested the proceeding to be stayed until a settlement agreement had been executed. Iowa Telecom and Verizon executed the settlement agreement on December 7, 2009 and jointly filed for approval of the same on December 11, 2009, which the Iowa Utilities Board granted on February 4, 2010. By the terms of the settlement, Iowa Telecom and its Iowa CLECs agreed to decrease their current intrastate switched access rates for the local switching element to $0.01508, $0.021780, and $0.021780, respectively, in three steps via a single tariff filing to be made by each Iowa Telecom company. As required by the settlement agreement, these tariff revisions were filed on February 11, 2010 with a requested effective date of March 13, 2010. Approval of such filing is currently pending. The settlement agreement requires Verizon to request dismissal of its complaint with prejudice no later than five business days after the effective date of the currently-pending tariff filing. Further, Verizon agreed that it would not seek to reduce any element of Iowa Telecom’s ILEC or CLEC intrastate switching rates before January 1, 2012. The settlement also provides for mutual releases of all claims set forth in Verizon’s Complaint and Iowa Telecom’s Answer in this docket. In addition, the settlement provides that it shall not limit or affect: Verizon’s right to seek to reduce, eliminate or otherwise challenge the approximately three-cent-per-minute carrier common line charges (“CCLCs”) of Iowa Telecom in any rulemaking proceedings of general applicability; Iowa Telecom’s right to implement switched access rate increases or decreases ordered or permitted by the Iowa Utilities Board or the FCC in proceedings to reform intercarrier compensation; and Iowa Telecom’s right to seek to maintain the CCLCs of Iowa Telecom in rulemaking proceedings of general applicability.

On September 12, 2008, the Iowa Utilities Board issued an order commencing an inquiry into whether the Iowa Utilities Board should create an Iowa Universal Service Fund (“USF”). At this point, the Iowa Utilities Board is seeking comment on preliminary issues, such as how it should determine whether an Iowa USF is needed, and on certain policy and implementation issues assuming that an Iowa USF will be established. Comments were filed on October 27, 2008. Eventually, the Iowa Utilities Board may issue an order commencing rulemaking. Sprint filed a petition for rulemaking on July 6, 2009 requesting that the Iowa Utilities Board eliminate the CCLC, which the Iowa Utilities Board denied on September 4, 2009 and again on October 13, 2009 following Sprint’s request for reconsideration. In so doing, the Iowa Utilities Board stated that CCLC matters were best considered in the context of universal service issues. We cannot predict whether the Iowa Utilities Board will establish a rulemaking as a result of its pending inquiry or, assuming it does, the result of such rulemaking.

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

The Iowa Utilities Board has jurisdiction over our Iowa competitive local exchange carriers’ switched access rates. The Iowa Utilities Board rules allow our competitive local exchange carriers to adopt the tariffs of any other carrier providing switched access service in Iowa. Our Iowa competitive local exchange carriers, like a majority of competitive local exchange carriers in the state, have adopted the switched access rates contained in the access tariff of the Iowa Telecommunications Association, although, as discussed above, the terms of our settlement of Verizon’s intrastate switched access charge complaint controls our Iowa CLECs’ end office switched access rates. See the discussion of Montezuma Telephone below for developments regarding such access rates. The Iowa Utilities Board also has jurisdiction over the service quality of our competitive local exchange carriers’ intrastate services and relationships with their customers.

Minnesota Competitive Local Exchange Carriers. We have three Minnesota competitive local exchange carrier subsidiaries: Lakedale Link, Inc., which is engaged in total service resale of Qwest, Frontier, and Century Link products in certain of their respective exchanges and also, to the extent that it is operating WH Comm’s former operating assets, through its own facilities in certain Qwest exchanges; Lakedale Link, LLC, which is engaged in facilities-based competition with Qwest in certain of Qwest’s exchanges; and EN-TEL, a majority owned subsidiary that provides facility-based service in certain Qwest exchanges. Competitive local exchange carriers in Minnesota are not subject to rate-of-return regulation or earnings investigation, and their retail rates are generally subject to investigation only to prevent unreasonable discrimination. The intrastate access rates of Minnesota competitive local exchange carriers remain subject to regulation and adjustment by the Minnesota Public Utilities Commission. The Minnesota Public Utilities Commission also has jurisdiction over the service quality of competitive local exchange carriers’ intrastate services and relationships with their customers.

Independent Incumbent Local Exchange Carriers. Lakedale Telephone has made an election of alternative regulation under the Minnesota statute that is available to a local exchange telephone company with fewer than 50,000 subscribers. Pursuant to this election, Lakedale Telephone is not subject to rate-of-return regulation or earnings investigation, but its retail rates remain subject to review and adjustment upon petition or complaint under certain conditions. Lakedale Telephone’s intrastate access rates also remain subject to regulation and adjustment by the Minnesota Public Utilities Commission. The Minnesota Public Utilities Commission also has jurisdiction over the service quality of Lakedale Telephone’s intrastate services and relationships with its customers. Lakedale Telephone’s operations in the exchanges formerly served by Sherburne County Rural Telephone Company are subject to a similar election.

Montezuma Telephone, as an Iowa provider of fewer than 15,000 access lines, is not subject to the retail and, arguably, access rate regulation of the Iowa Utilities Board, although it is subject to the Iowa Utilities Board’s complaint jurisdiction. Montezuma Telephone and our Iowa competitive local exchange carriers concur in the Iowa Telecommunications Association (“ITA”) intrastate access charge tariff. On May 30, 2008, the Iowa Utilities Board issued an order rejecting ITA’s proposed tariff revision, and requiring ITA to make certain significant changes to its tariff by June 30, 2008. These changes include lowering the originating and terminating local switching rate from 4.04 to 2.44 cents-per-minute and removing the separate 1.5 cent-per-minute Transport Interconnection Charge. ITA filed a request for stay pending rehearing on a variety of issues, including the appropriate transition period for implementation. Sprint also filed a rehearing request regarding the Iowa Utilities Board’s decision not to issue refunds back to September 1, 2007, the date of Sprint’s objection. Following granting ITA’s request for stay, the Iowa Utilities Board, on January 8, 2009, denied all requests for reconsideration and required ITA to implement the ordered tariff revisions effective February 9, 2009, a requirement with which ITA complied. The Iowa Utilities Board’s May 30, 2008, order also indicated that it might institute a proceeding that could lead to removal of the three cents-per-minute carrier common line charge in the ITA tariff, which would apply to Montezuma but not to our CLEC because our CLEC does not assess the originating and terminating carrier common line (“CCL”) charge. We discuss a petition for rulemaking on this issue in “Regulation—Universal Service” above. Montezuma and perhaps our Iowa CLECs could also be affected by any Iowa universal service fund program.

Neither Lakedale Telephone’s nor Montezuma Telephone’s mobile wireless, television, or data services are subject to state rate regulation.

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

Risk Related to the Proposed Merger with Windstream Corporation

Our proposed Merger with Windstream may be delayed or may not occur at all, which could negatively affect the market price of our common stock and our business and financial results.

Completion of the proposed Merger with Windstream is conditioned upon the receipt of certain governmental consents and approvals, and our shareholders’ approval. However, no assurance can be given that the required conditions to closing will be satisfied or that the Merger will be completed. If the proposed Merger is not consummated, it could adversely affect the market price of our common stock or our business and financial results.

In the event of a termination of the Merger Agreement, we may be required to pay Windstream a termination fee of $25.0 million in certain circumstances.

The Merger Agreement contains various covenants which severely restrict our ability to operate outside the ordinary course of business, which could have an adverse effect on our business and financial results and future prospects.

The Merger Agreement contains various covenants that restrict our ability to execute many of our strategies or undertake certain corporate initiatives. If the proposed Merger is not consummated, in the interim these covenants could preclude us from pursuing other business opportunities that could be beneficial to the Company.

Whether or not the proposed Merger with Windstream is completed, the uncertainty of the transaction could create disruptions in our business, which could have an adverse effect on our business and financial results.

Prior to the completion of the proposed Merger with Windstream, our business will be subject to disruptions relating to the transaction. The disruptions could include the following:

•	the attention of our management may be diverted from the operations of the business toward the completion of the proposed Merger;

•

current and prospective employees may experience uncertainty about their future roles with the combined company following the Merger, which could adversely affect our ability to retain or attract key personnel; and

•

customers may delay or defer decisions or even choose to discontinue their service with us which could negatively impact revenues, earnings and cash flows, regardless of whether the Merger is completed.

Any of these disruptions could have an adverse effect on our business and financial results.

We and Windstream are exposed to several additional risks relating to the Merger.

In addition to the risks described above, we and our shareholders and Windstream are exposed to several risks relating to the proposed Merger, including the following:

•

The exchange ratio for the stock portion of the merger consideration will not be adjusted in the event that the price of Windstream common stock declines before the Merger is completed. As a result, the value of the shares of Windstream common stock at the time Iowa Telecom shareholders receive them could be less than the value of those shares today.

•

Regulators may impose conditions that could prevent completion of the Merger or reduce the anticipated benefits from the Merger. As a result, the price of Windstream common stock may be adversely affected.

•	Windstream may not realize the anticipated synergies, cost savings and growth opportunities from the Merger.

•

Failure to quickly and efficiently integrate Iowa Telecom’s technology, products and services could reduce Windstream’s profitability, affect its stock price, and either delay or prevent realization of many of the potential benefits of the Merger.

•	Windstream’s management may be required to dedicate significant time and effort to the integration of Iowa Telecom into Windstream which could divert their attention from other business concerns.

•	Windstream expects to incur significant non-recurring expenses related to the Merger.

•	The market price of Windstream common stock may decline as a result of the Merger.

•

The price of Windstream common stock and Windstream’s results of operations may be affected by factors different from those affecting the price of Iowa Telecom common stock and Iowa Telecom’s results of operations.

•

Iowa Telecom shareholders will have reduced ownership and voting interests after the Merger and will exercise less influence over management of Windstream than currently exercised over management of Iowa Telecom.

•	Iowa Telecom shareholders will have substantively different rights with respect to their holdings following the Merger.

•

Certain executive officers of Iowa Telecom, including one who is a director of Iowa Telecom, may have potential conflicts of interest in recommending that Iowa Telecom shareholders vote in favor of the approval and adoption of the Merger Agreement.

•

The Merger Agreement limits Iowa Telecom’s ability to pursue alternatives to the Merger, and in certain instances requires payment of a termination fee, which could deter a third party from proposing an alternative transaction to the Merger.

•	Iowa Telecom, its directors, and Windstream are defendants in purported class action lawsuits seeking to enjoin the Merger.

Each of the risks mentioned above is described in detail in Amendment No. 1 to the Form S-4 filed by Windstream with the Securities and Exchange Commission on February 18, 2010 (the “Windstream S-4”), under the heading “RISK FACTORS—Risk Factors Related to the Merger.”

In addition, in the event that the Merger is consummated, Iowa Telecom stockholders who continue to hold the Windstream stock they receive as merger consideration will be subject to the risks related to Windstream described in the Windstream S-4 under the heading “RISK FACTORS—Risk Factors Related to Windstream after the Merger.”

Risks Related to Our Capital Structure and Ownership

Our dividend policy may limit our ability to pursue growth opportunities.

Our board of directors adopted a dividend policy, effective upon closing of our initial public offering in November 2004, which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness and capital expenditures as regular quarterly dividends to our shareholders. As a result, we may not retain a sufficient amount of cash to finance a material expansion of our business, or to fund our operations consistent with past levels of funding in the event of a significant business downturn. In addition, because a significant portion of cash available to pay dividends will be distributed to holders of our common stock under our dividend policy, our ability to pursue any material expansion of our business, through acquisitions or increased capital spending, will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at all, or at an acceptable cost. The Merger Agreement prohibits the payment of dividends other than regular quarterly dividends of $0.405 per share in accordance with past dividend policy and practice.

Our equity owners may not receive any dividends.

We are not obligated to pay dividends. Dividend payments are not guaranteed and are within the absolute discretion of our board of directors, subject to the restrictions contained in the Merger Agreement and applicable law. Future dividends with respect to shares of our common stock, if any, will depend on, among other things, our results of operations, working capital requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. In addition, we have reported a loss from continuing operations in the past.

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

In addition, we may incur substantial additional indebtedness in the future, subject to the restrictions contained in the Merger Agreement. Any additional debt incurred by us could increase the risks associated with our substantial leverage.

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

Due to recent financial market conditions, we may seek funding under our revolving credit facility or a commitment to lend incremental term loans and learn that our lenders cannot fulfill our request for cash.

We have an agreement with the Rural Telephone Finance Cooperative, which we depend upon for our revolving credit needs. In spite of the contractual obligation of the institution to perform under the financing agreement, and in spite of our attempts to remain informed of the capability of any institution to perform their functions for us, we may learn that our request for cash on any given day cannot be fulfilled.

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

Members of our management and other employees held fully vested options to purchase a total of 38,141 shares of our common stock as of December 31, 2009, all of which have been registered under the Securities Act of 1933 and may be exercised and sold at any time.

We may issue shares of our common stock, or other securities, from time to time as consideration for future acquisitions and investments, subject to the restrictions contained in the Merger Agreement. In the event any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue, may in turn be significant. We may also register, or grant registration rights covering, those shares or other securities in connection with any such acquisitions and investments.

If the Merger with Windstream is not completed, our organizational documents could limit another party’s ability to acquire us and therefore could deprive our investors of the opportunity to obtain a takeover premium for their shares.

If the Merger with Windstream is not completed, a number of provisions in our articles of incorporation and bylaws will make it difficult for another company to acquire us and, therefore, for investors to receive any related takeover premium for their shares. For example, our articles of incorporation provide for a classified board of directors, prohibit removal of directors without cause and authorize the issuance of preferred stock without shareholder approval and upon such terms as the board of directors may determine. The rights of the holders of shares of our common stock will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future.

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

We currently are able to take deductions of approximately $44 million from taxable income associated with the amortization of intangibles through June 2015. In addition, as of December 31, 2009, we had net operating losses to offset taxable income of $154 million, which will expire in 2021 through 2024. Consequently, in the future we may be required to pay cash income taxes because all of our net operating losses have been used or have expired, or because our intangible assets have been fully amortized. Any of the foregoing would have the effect of increasing our taxable income and potentially reducing our after-tax cash flow available for payment of dividends in future periods, and may require us to reduce dividend payments on our common stock in such future periods.

Risks Relating to Our Business and Industry

Competition in the telecommunications industry could result in access line losses or reduce our customer base, possibly requiring that we lower our rates, increase marketing expenditures, invest in new technologies or capabilities or use discounting and promotional campaigns that adversely affect our margins.

We face actual or potential competition from other telecommunications service providers, including wireless service providers, who have entered and may continue to enter our service areas. Such competition has resulted in access line losses. In general, when we lose a customer to a competitor for local service we also lose that customer for all related services, such as long distance and Internet service, and may also lose the access charge revenues for that customer. We have interconnection agreements with 44 of the competitive local exchange carriers and 31 wireless carriers authorized to offer local service in our service area. Because we have multiple subsidiaries, we have multiple interconnection agreements with some competitors.

Six of the 44 competitive local exchange carriers are municipal telephone utilities. Other communities we serve may in the future evaluate and decide to establish a municipal telephone utility. We cannot predict the likelihood of further competition from municipal telecommunications utilities on our business.

MCC is offering voice services through a business arrangement with Sprint Communications L.P. (“Sprint”). On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U.S. District

Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into an interconnection agreement with Sprint and asking the court to invalidate the agreement. On April 15, 2008, the court issued a ruling in favor of the Iowa Utilities Board and Sprint, therefore maintaining the status quo in which we are obligated to enter into an interconnection agreement with Sprint. On April 28, 2009, the U.S. Court of Appeals for the Eighth Circuit affirmed the lower court’s decision (and, ultimately, the Iowa Utilities Board’s decision).

On January 22, 2007, we filed a second complaint against the Iowa Utilities Board and Sprint in U.S. District Court asking the court to rule that the Iowa Utilities Board acted unlawfully when it interpreted the interconnection agreement to require Iowa Telecom to provide certain services to Sprint in the manner requested by Sprint. On June 12, 2009, the District Court held that the Iowa Utilities Board acted improperly by requiring us to serve as a traffic-switching intermediary between Sprint and third-party long distance carriers.

On July 31, 2006, MCC filed a complaint in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The proceeding was stayed while our first federal complaint was pending but the stay was lifted after issuance of the Eighth Circuit’s April 28, 2009 decision. On January 20, 2010, we executed an interconnection agreement with MCC that envisions MCC connecting directly to us rather than through Sprint and on February 5, 2010, MCC dismissed its Iowa District Court complaint.

We also face competition from sources other than wireline competition and wireline competitive local exchange carriers. Wireless providers, for example, currently compete in most of our markets. We expect this competition to continue, and likely become more acute, in the future. We also compete, or may in the future compete, with companies that provide other close substitutes for the traditional telephone services we provide, like cable television, voice over Internet protocol, high-speed fiber optic networks or satellite telecommunications services, and companies that might provide traditional telephone services over nontraditional network infrastructures, like electric utilities. We are subject to regulations, like those requiring us to provide number portability for wireless carriers, that reduce the barriers to entry faced by some providers of substitute services, and may be subject to other regulations favoring substitute services in the future.

We may lose access lines due to general economic conditions and competition.

Our business generates revenue by delivering voice and data services over access lines. In the past, we have experienced net access line loss due to challenging economic conditions and increased competition. Our total access line count increased by 0.6% during 2008 and increased 4.5% during 2009. Access lines decreased 7.5% for 2008, and 6.5% for 2009, if we exclude lines served by our competitive local exchange carrier and access lines acquired during 2008 and 2009, respectively. We are affected both by the economic effects of general demographic trends in the rural Midwest as well as, to some extent, more general economic downturns. Continued access line losses could adversely affect our revenues and earnings.

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

The Iowa Communications Network, a state-owned limited use network with more than 3,000 miles of fiber optic cable extending into all 99 Iowa counties, and capable of providing a variety of voice, data and video communication services, currently is prohibited by state law from providing telephone service to parties other than school districts, higher education institutions, state and federal agencies, the United States Postal Service, hospitals, physicians’ clinics and public libraries. The assets now owned by the Iowa Communications Network could be used to provide voice, data and video communications to other users. The State of Iowa has previously considered modifying state law to remove some of the usage restrictions applicable to the Iowa Communications Network and/or to permit the sale of the Iowa Communications Network to a private party. A sale of the Iowa Communications Network or its assets, or a change in the law permitting broader use of the Iowa Communications Network, could provide additional competition for us.

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

We intend to expand our operations in both telephone and Internet services through our four competitive local exchange carrier subsidiaries into areas in close proximity to our incumbent local exchange carrier territory. As of December 31, 2009, we had approximately 42,700 competitive local exchange carrier access lines focusing primarily on business customers. Competitive local exchange carrier profitability is contingent on obtaining customers in competition with the incumbent local exchange service provider in a cost-effective manner. Our wholly-owned CLEC subsidiaries utilize wholesale contracts with Qwest, Century Link and Frontier to purchase certain services from these providers. CLEC profitability could be negatively impacted if such wholesale contracts were either not available, or available only at a higher cost than we incur today. Either an incumbent provider or another competitive local exchange carrier may diminish our profitability by expanding its marketing efforts or offering additional products. Furthermore, as a result of the statutory provisions enacted in 2005 regarding deregulation of basic local services in some markets, the incumbent provider will have greater flexibility to respond to competition from our competitive local exchange carriers, which may reduce our margins and have other negative impacts on our profitability.

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

We have a collective bargaining agreement with the Communications Workers of America, or CWA, which covers 171 of our employees and expires in May 2012. We also have a collective bargaining agreement with the International Brotherhood of Electrical Workers, or IBEW, which covers 22 of our employees and expires in June 2014. If we negotiate acceptable terms with the CWA or IBEW at the expiration of the current agreements, our operating costs could increase as a result of higher wages or benefits paid to union members, and if we fail to reach an agreement with the unions our operations could be disrupted. Also, we may experience labor disputes over recognition of types of work performed or additional organizing efforts. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

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

Our incumbent local exchange carrier is subject to regulation that is not applicable to our competitors.

Federal and state rules impose obligations and limitations on our incumbent local exchange carrier that are not imposed on some of our competitors. Federal obligations require us to, among other things, share facilities, allow unbundled access to our network and resale of our services purchased at wholesale rates, file tariffs for access charges, maintain certain types of accounts and file certain types of reports. Similarly, Iowa and Minnesota law impose, among other things, accounting and reporting requirements and service obligations on us that do not exist for our competitors. As our business becomes increasingly competitive, these regulatory disparities could impede our incumbent local exchange carrier businesses and our ability to compete in the marketplace, which, in turn, could have a material adverse effect on our business.

Changes to existing regulations may reduce the revenue we receive from network access charges.

Network access charges, which include charges that we assess carriers for originating, terminating or transporting services for their interchange calls on our local network (governed by tariffs), as well as charges for transit services and transport and termination services billed to wireless and landline carriers (governed by interconnection agreements) accounted for approximately 35% of our revenues in 2009.

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

The emerging technology known as voice over Internet protocol can be used to carry user-to-user voice communications over dial-up or broadband service. The FCC has determined that a particular type of entirely Internet-based voice over Internet protocol service is an information service and exempt from such regulatory obligations, but that another, more widely-used, version of voice over Internet protocol service is an interstate service, and therefore, outside the jurisdiction of state telecommunications regulations. Certain aspects of the FCC’s determination have been challenged in judicial proceedings. The FCC is currently considering the regulatory status of a variety of voice over Internet protocol service configurations in the context of a comprehensive proceeding launched in February 2004 as well as several more application and issue-specific proceedings. These proceedings concern, among other things, what, if any, intercarrier compensation must be paid by providers of such service and what, if any, universal service contributions such providers must make. Expanded use of voice over Internet protocol technology could reduce the access revenues received by local exchange carriers like us. We cannot predict the outcome of these proceedings or the effect of FCC or judicial decisions on any of our incumbent local exchange carrier or competitive local exchange carrier businesses, or on our Internet operations.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We own most of our administrative and maintenance facilities, central offices and remote switching platforms, and transport and distribution network facilities. Our corporate headquarters is located in Newton, Iowa in a complex consisting of 11 buildings with approximately 509,000 square feet of office space that we own. We are currently using approximately half of the space for our corporate headquarters, including our customer contact centers, and intend to lease the remainder to third parties. We also own a 41,600 square foot facility in Newton, Iowa; a 63,100 square foot building in Grinnell, Iowa, of which approximately 20% is leased to a third party; a 35,900 square foot warehouse and distribution center in Grinnell, Iowa; a 41,000 square foot combined office and warehouse in Annandale, Minnesota; and a 43,000 square foot combined office, garage, and warehouse in Big Lake, Minnesota.

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

Iowa Utilities Board Proceedings

The Iowa Utilities Board took the position in the fourth quarter of 2008 that our incumbent local exchange carrier’s intrastate access rates have ceased to be subject to the intrastate switched access rate freeze since July 1, 2005, and are subject to challenge. The Iowa Utilities Board recently considered such a challenge based on a February 20, 2008, MCImetro Transmission Access Transmission Services LLC, (d/b/a Verizon Access Transmission Services) and MCI Communications Services, Inc. (d/b/a Verizon Business Services) complaint filed with the Iowa Utilities Board against our primary Iowa incumbent local exchange carrier, our Iowa competitive local exchange carriers, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that such companies’ tariffed originating and terminating intrastate switched access rates of each are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We filed a motion to dismiss the complaint in light of our legislated price plan, and believe the substance of the complaint to be without merit given the absence of any rationale for the proposed decrease. The

Iowa Utilities Board denied our motion to dismiss on November 14, 2008, a decision we could not appeal until the Iowa Utilities Board issued a decision on the merits.

Following the filing of all rounds of testimony but prior to the hearing, Iowa Telecom and Verizon reached a tentative settlement of Verizon’s complaint on October 23, 2009 and successfully requested the proceeding to be stayed until a settlement agreement had been executed. Iowa Telecom and Verizon executed the settlement agreement on December 7, 2009 and jointly filed for approval of the same on December 11, 2009, which the Iowa Utilities Board granted on February 4, 2010. By the terms of the settlement, Iowa Telecom and its Iowa CLECs agreed to decrease their current intrastate switched access rates for the local switching element to $0.01508, $0.021780, and $0.021780, respectively, in three steps via a single tariff filing to be made by each Iowa Telecom company. As required by the settlement agreement, these tariff revisions were filed on February 11, 2010 with a requested effective date of March 13, 2010. Approval of such filing is currently pending. The settlement agreement requires Verizon to request dismissal of its complaint with prejudice no later than five business days after the effective date of the currently-pending tariff filing. Further, Verizon agreed that it would not seek to reduce any element of Iowa Telecom’s ILEC or CLEC intrastate switching rates before January 1, 2012. The settlement also provides for mutual releases of all claims set forth in Verizon’s Complaint and Iowa Telecom’s Answer in this docket. In addition, the settlement provides that it shall not limit or affect: Verizon’s right to seek to reduce, eliminate or otherwise challenge the approximately three-cent-per-minute carrier common line charges (“CCLCs”) of Iowa Telecom in any rulemaking proceedings of general applicability; Iowa Telecom’s right to implement switched access rate increases or decreases ordered or permitted by the Iowa Utilities Board or the FCC in proceedings to reform intercarrier compensation; and Iowa Telecom’s right to seek to maintain the CCLCs of Iowa Telecom in rulemaking proceedings of general applicability.

On September 12, 2008, the Iowa Utilities Board issued an order commencing an inquiry into whether the Iowa Utilities Board should create an Iowa universal service fund (“USF”). At this point, the Iowa Utilities Board is seeking comment on preliminary issues, such as how it should determine whether an Iowa USF is needed, and on certain policy and implementation issues assuming that an Iowa USF will be established. Comments were filed on October 27, 2008. Eventually, the Iowa Utilities Board may issue an order commencing rulemaking. Sprint filed a petition for rulemaking on July 6, 2009 requesting that the Iowa Utilities Board eliminate the CCLC, which the Iowa Utilities Board denied on September 4, 2009 and again on October 13, 2009 following Sprint’s request for reconsideration. In so doing, the Iowa Utilities Board stated that CCLC matters were best considered in the context of universal service issues. We cannot predict whether the Iowa Utilities Board will establish a rulemaking as a result of its pending inquiry or, assuming it does, the result of such rulemaking.

Merger-Related Proceedings

On November 24, 2009, a purported shareholder of Iowa Telecom filed a petition styled as a class action lawsuit in the Iowa District Court for Jasper County. The case caption is: Stephen Smigel on behalf of himself and all others similarly situated v. Iowa Telecommunications Services, Inc., Alan L. Wells, Kenneth R. Cole, Norman C. Frost, Brian G. Hart, H. Lynn Horak, Craig A. Lang, Kendrik A. Packer and Windstream Corporation. The petition alleges that Iowa Telecom’s board members breached their fiduciary duties in agreeing to the Merger and that Windstream aided and abetted in the breaches of fiduciary duties. The petition asserts, among other things, that the consideration to be paid to Iowa Telecom’s shareholders is insufficient. The lawsuit seeks to enjoin the Merger. On December 15, 2009, Iowa Telecom moved to dismiss this petition. Windstream moved to dismiss the petition on January 4, 2010. Those motions remain pending. The plaintiff filed a motion for expedited discovery on December 22, 2009. A hearing was held on the plaintiff’s motion for expedited discovery on January 15, 2010. The Court decided that it would defer a decision on the motion for expedited discovery until it decided Iowa Telecom’s and Windstream’s motions to dismiss.

On December 4, 2009, a second purported shareholder of Iowa Telecom filed a petition styled as a class action lawsuit in the Iowa District Court for Jasper County. The case caption is: Francine Gerendasy, individually and on behalf of all others similarly situated v. Alan L. Wells, Kenneth R. Cole, Norman C. Frost, Brian G. Hart, H. Lynn Horak, Craig A. Lang, Kendrik E. Packer, Iowa Telecommunications Services, Inc., Windstream Corporation, and Buffalo Merger Sub, Inc. Two additional substantially similar petitions were filed in the Iowa District Court for Jasper County on December 23 and December 29, 2009, respectively. Each of these petitions contains substantially similar allegations to the above-described petition.

On December 11, 2009, a purported shareholder filed a complaint in the United States District Court for the Southern District of Iowa. This complaint names Iowa Telecom’s individual board members, Iowa Telecom and Windstream as defendants and asserts that Iowa Telecom’s board members breached their fiduciary duties in agreeing to the Merger. It also seeks to enjoin the Merger. On December 17, 2009, the plaintiff in this action moved for expedited discovery. Windstream and Iowa Telecom both responded in opposition to this motion. A hearing was held on the plaintiff’s motion for expedited discovery on January 12, 2010. On January 21, 2010, the Court granted in part and denied in part the plaintiff’s motion for expedited discovery, ordering that Windstream’s and Iowa Telecom’s motions to dismiss would be heard before any discovery would begin, but that production of documents would occur on an expedited basis if the Court denies the motions to dismiss.

On December 16, 2009, another complaint was filed in the United States District Court for the Southern District of Iowa by a purported shareholder, seeking to enjoin the Merger. It contains allegations substantially similar to the petitions filed in the Iowa District Court for Jasper County, alleging that the individual board members of Iowa Telecom’s board of directors breached their fiduciary duties in agreeing to the Merger and that Windstream aided and abetted in the breaches of fiduciary duties.

On January 4, 2010, Iowa Telecom and Windstream moved to dismiss both complaints in the United States District Court. Those motions remain pending. On December 18, 2009, the plaintiffs in the two United States District Court cases moved to consolidate those two actions and for the appointment of their attorneys as co-lead class counsel. The motion to consolidate the two cases was granted on January 12, 2010.

Iowa Telecom, its directors and Windstream believe each of these lawsuits is without merit. However, in order to eliminate the uncertainty, distraction, burden and expense of further litigation and to permit the Merger to proceed without possible delays from litigation, Iowa Telecom and Windstream have entered into a memorandum of understanding with counsel to the various plaintiffs to settle the aforementioned actions in exchange for including additional disclosures set forth in the proxy statement/prospectus relating to the transaction. This memorandum of understanding is subject to the terms and conditions set forth therein, including satisfactory confirmatory discovery by plaintiffs and approval of the settlement by the Iowa District Court for Jasper County. The settlement would result in all of the above actions being dismissed with prejudice and would become effective only upon consummation of the Merger.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our Common Stock is listed on the New York Stock Exchange and is traded under the symbol “IWA.” As of February 18, 2010, we had approximately 127 shareholders of record. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The high and low reported sales prices per share of our common stock are set forth in the following table for the periods indicated.

Quarter Ended	High	Low
March 31, 2008	$18.92	$14.50
June 30, 2008	19.92	16.31
September 30, 2008	20.99	16.55
December 31, 2008	18.86	11.54
March 31, 2009	14.95	9.94
June 30, 2009	13.55	11.14
September 30, 2009	13.50	11.02
December 31, 2009	17.73	11.46

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

The table below reflects the dividends declared or paid by the Company during 2008 and 2009:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 14, 2007	$0.405	December 31, 2007	January 15, 2008
March 14, 2008	$0.405	March 31, 2008	April 15, 2008
June 12, 2008	$0.405	June 30, 2008	July 15, 2008
September 15, 2008	$0.405	September 30, 2008	October 15, 2008
December 15, 2008	$0.405	December 31, 2008	January 15, 2009
March 16, 2009	$0.405	March 31, 2009	April 15, 2009
June 15, 2009	$0.405	June 30, 2009	July 15, 2009
September 15, 2009	$0.405	September 30, 2009	October 15, 2009
December 15, 2009	$0.405	December 31, 2009	January 15, 2010

Dividends on our common stock are not cumulative.

Despite our dividend policy, our shareholders may not receive dividends in the future for reasons that may include any of the following factors:

•	we may not have enough cash to pay dividends due to changes in our operating earnings, working capital requirements and anticipated cash needs;

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

•	the amount of dividends that we may distribute is subject to restrictions under Iowa law;

•	our shareholders have no contractual or other legal right to dividends; and

•	restrictions included in the Merger Agreement.

In addition, see “Long-Term Debt and Revolving Credit Facilities” in Item 7 of this report for a discussion of the material restrictions on paying dividends contained in our credit facilities.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2009, concerning compensation plans previously approved by security holders and not previously approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights Column A(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights Column B	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) Column C(2)
Equity compensation plans approved by security holders	38,141	$0.24	554,916
Equity compensation plans not approved by security holders	—	—	—

Total	38,141	$0.24	554,916

(1)	Excludes 747,075 shares of common stock that have been issued as restricted stock, subject to certain vesting. requirements.
(2)	The number of securities noted represents the remaining shares available for future issuance under the Company’s 2005 Stock Incentive Plan. Although the 2002 Stock Incentive Plan (the “2002 Plan”) permits the issuance of options to purchase 32,354 additional shares, the board of directors has determined that no further options will be granted under the 2002 Plan.

2009 Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG IOWA TELECOMMUNICATIONS SERVICES, INC., THE S & P 500 INDEX AND THE DOW JONES US FIXED-LINE TELECOMMUNICATIONS INDEX

180
160
140
120
100
80
60
DOLLARS
12/04
12/05
12/06
12/07
12/08
12/09
IOWA TELECOMMUNICATIONS SERVICES, INC.
S & P 500
DOW JONES US FIXED-LINE TELECOMMUNICATIONS

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright © 2010 Dow Jones & Co. All rights reserved.

	12/04	12/05	12/06	12/07	12/08	12/09
Iowa Telecommunications Services, Inc.	100.00	78.60	108.72	97.37	94.06	124.52
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Dow Jones US Fixed-Line Telecommunications	100.00	94.11	140.50	163.32	118.58	128.83

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2009, the Company reacquired the following number of shares of its common stock from recipients of stock option awards under the Company’s 2002 Stock Incentive Plan in order to satisfy tax withholding obligations due upon option exercise (see also Note 14 to Consolidated Financial Statements):

ISSUER PURCHASES OF EQUITY SECURITIES

Periods	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2009	—	$—	—	—
November 1 to November 31, 2009	—	$—	—	—
December 1 to December 31, 2009	26,946	$16.02	—	—

Total	26,946	$16.02	—	—

ITEM 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2005 through 2009 has been derived from our consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and our consolidated financial statements for 2007, 2008 and 2009 and the related notes thereto contained under Item 8. The figures in the table below reflect rounding adjustments.

	Iowa Telecommunications Services, Inc. and Subsidiaries Year Ended December 31,
	2005	2006(a)	2007(b)	2008(c)	2009(d)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues & sales	$231,640	$234,085	$251,401	$246,965	$254,142
Operating costs & expenses:
Cost of services and sales & selling, general and administrative expenses	105,826	108,670	120,473	122,805	140,041
Depreciation & amortization	48,600	47,736	48,992	53,694	61,092

Total operating costs & expenses	154,426	156,406	169,465	176,499	201,133

Operating income	77,214	77,679	81,936	70,466	53,009
Other income (expense):
Interest and dividend income	1,078	953	928	938	1,880
Interest expense	(31,089)	(31,708)	(31,885)	(31,444)	(31,813)
Other, net	(813)	(572)	(719)	429	378

Total other expense, net	(30,824)	(31,327)	(31,676)	(30,077)	(29,555)

Earnings before income taxes	46,390	46,352	50,260	40,389	23,454
Income tax expense	—	12,309	20,945	17,345	13,117

Net income	46,390	34,043	29,315	23,044	10,337
Net loss attributable to noncontrolling interest	—	—	—	105	195

Net Income attributable to Iowa Telecommunications Services, Inc.	$46,390	$34,043	$29,315	$23,149	$10,532

Per Share Data:(e)
Earnings per share:
Basic	$1.49	$1.07	$0.91	$0.71	$0.29
Diluted	$1.46	$1.05	$0.90	$0.70	$0.29
Cash dividends declared	$1.62	$1.62	$1.62	$1.62	$1.62

	Iowa Telecommunications Services, Inc. and Subsidiaries Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Balance Sheet Data (at end of period):
Cash & cash equivalents	$26,782	$13,613	$21,919	$11,605	$12,259
Property, plant and equipment, net	315,499	298,975	278,665	290,846	306,639
Total assets	864,522	859,529	831,559	859,928	915,827
Long-term debt	477,778	477,778	477,778	489,003	565,214
Stockholders’ equity(f)	280,531	267,699	242,967	202,744	167,567
Cash Flow Data:
Net cash provided by operating activities	$97,321	$89,493	$100,201	$88,556	$91,178
Net cash used in investing activities	(30,235)	(44,423)	(26,903)	(67,204)	(105,486)
Net cash provided by (used in) financing activities	(43,178)	(58,239)	(64,992)	(31,666)	14,962
Other Financial Data:
Adjusted EBITDA(g)	$127,864	$124,317	$134,263	$128,311	$124,172
Interest expense	31,089	31,708	31,885	31,444	31,813
Capital expenditures	30,141	28,122	26,903	28,166	24,307

(a)	Includes a pension settlement charge of $3.0 million.
(b)	Includes $5.8 million of revenue from a non-recurring network access billing matter with connecting carriers.
(c)	Includes a $2.5 million curtailment gain resulting from changes to our postretirement welfare plan obligations.
(d)	Includes $3.1 million of expense resulting from items related to the Merger Agreement, $3.2 million of expense related to other acquisitions and a $1.8 million charge related to a network access matter.
(e)	Basic and diluted earnings per share amounts have been retrospectively adjusted to conform with new authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which was adopted by Iowa Telecom effective January 1, 2009. For further information on this authoritative guidance and its impact, see Notes to Consolidated Financial Statements. The effect of adopting this guidance was immaterial to all periods presented.
(f)	The Stockholders equity has been retrospectively adjusted to conform with new authoritative guidance which established new accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, which was adopted by Iowa Telecom effective January 1, 2009. For further information on this authoritative guidance and its impact, see Notes to Consolidated Financial Statements. The effect of adopting this guidance was immaterial to all periods presented.
(g)	We present Adjusted EBITDA because we believe it is a useful indicator of our historical debt capacity and our ability to service debt and pay dividends. We also present Adjusted EBITDA because covenants in our credit facilities contain ratios based on Adjusted EBITDA.

Adjusted EBITDA is defined in our credit facilities as: (1) consolidated net income, as defined therein; plus (2) the following items, to the extent deducted from consolidated net income: (a) interest expense; (b) provision for income taxes; (c) depreciation and amortization; (d) transaction expenses related to our initial public offering and the related debt refinancing and other limited expenses related to permitted securities offerings, investments and acquisitions incurred after the closing date of the our initial public offering, to the extent not exceeding $5.0 million; (e) unrealized losses on financial derivatives; (f) non-cash stock-based compensation expense; (g) extraordinary or unusual losses (including extraordinary or unusual losses on permitted sales of assets and casualty events); (h) losses on sales of assets other than in the ordinary course of business; and (i) all other non-cash charges that represent an accrual for which no cash is expected to be paid in the next twelve months; minus (3) the following items, to the extent any of them increases consolidated net income: (w) extraordinary or unusual gains (including extraordinary or unusual gains on permitted sales of assets and casualty events); (x) gains on asset disposals not in the ordinary course of business; (y) unrealized gains on financial derivatives; and (z) all other non-cash income

(including the non-cash portion of any RTFC patronage capital allocation). If our Adjusted EBITDA were to decline below certain levels, covenants in our credit facilities that are based on Adjusted EBITDA, including our fixed charge coverage and total leverage ratio covenants, may be violated and could cause, among other things, a default or mandatory prepayment under our credit facilities, or result in our inability to pay dividends. We believe that net income is the most directly comparable financial measure to Adjusted EBITDA under generally accepted accounting principles. Adjusted EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with GAAP. Adjusted EBITDA is not a complete measure of an entity’s profitability because it does not include costs and expenses identified above; nor is Adjusted EBITDA a complete net cash flow measure because it does not include reductions for cash payments for an entity’s obligation to service its debt, fund its working capital, make capital expenditures and make acquisitions or pay its income taxes and dividends.

The following table sets forth a reconciliation of Net Income to Adjusted EBITDA:

	Iowa Telecommunications Services, Inc. and Subsidiaries Year Ended December 31,
	2005	2006	2007(a)	2008(a)	2009
	(in thousands, except per share data)
Net income	$46,390	$34,043	$29,315	$23,149	$10,337
Income tax expense	—	12,309	20,945	17,345	13,117
Interest expense	31,089	31,708	31,885	31,444	31,813
Depreciation and amortization	48,600	47,736	48,992	53,694	61,092
Unrealized losses (gains) on financial derivatives	234	572	719	(314)	729
Non-cash stock-based compensation expense	1,828	2,354	2,687	3,553	3,771
Extraordinary or unusual (gains) losses	—	—	—	—	—
Non-cash portion of RTFC Capital Allocation	(277)	(211)	(280)	(560)	(651)
Other non-cash losses (gains)	—	—	—	—	(1,036)
Loss (gain) on disposal of assets not in ordinary course	—	(4,194)	—	—	—
Transaction costs	—	—	—	—	5,000

Adjusted EBITDA	$127,864	$124,317	$134,263	$128,311	$124,172

(a)	The FASB issued amended guidance regarding “Noncontrolling Interest in Consolidated Financial Statements.” The amended guidance was adopted by Iowa Telecom effective January 1, 2009 and the Statement of Operations has been retrospectively adjusted to conform to new authoritative guidance. The Adjusted EBITDA calculation as presented for 2007 and 2008 is calculated in accordance with the definition of Adjusted EBITDA, as defined in our credit agreement, and financial statements prepared in accordance with the authoritative guidance in effect at that time.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in combination with the selected financial data and the consolidated financial statements and notes thereto included in Items 6 and 8 herein.

Overview

General

Iowa Telecommunications Services, Inc. (“Iowa Telecom”) and its subsidiaries provide wireline local exchange telecommunications services to residential and business customers in rural Iowa, Minnesota and Missouri. We currently operate 298 telephone exchanges serving 428 communities as the incumbent or

“historical” local exchange carrier and are the sole telecommunications company providing wireline services in approximately 67% of these communities. In addition, we provide service to residential and business customers throughout Iowa and Minnesota as a competitive local exchange carrier. In total, we provide services to approximately 253,000 access lines.

Our core business is the provision of local telephone service and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 64% of our total revenues for the year ended December 31, 2009, we provide long distance service, dial-up and DSL Internet access, and other communications services. We provide services as the incumbent local exchange carrier through Iowa Telecom and its wholly-owned subsidiaries, Lakedale Telephone Company and Montezuma Mutual Telephone Company. As part of our strategy of pursuing growth beyond our current service area, we compete for customers in Iowa in mostly adjacent markets through our competitive local exchange carrier subsidiaries, Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Additionally, Lakedale Link, Inc., Lakedale Link, LLC and EN-TEL Communications LLC (“EN-TEL”) are competitive local exchange carriers that provide local and long distance service in Minnesota. Together, ITC, IT Communications, Lakedale Link, Inc. and EN-TEL are referred to as the “CLEC” or our “CLEC Operations.”

Windstream Merger Agreement

On November 23, 2009, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Windstream Corporation, a Delaware corporation (“Windstream”), and Buffalo Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Windstream (“Newco”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, we will merge with and into Newco, with Newco continuing as the surviving corporation (the “Merger”).

Pursuant to the Merger Agreement, at the effective time and as a result of the Merger, each share of Iowa Telecom common stock outstanding immediately prior to the effective time of the Merger will be converted into and become exchangeable for (i) shares of common stock of Windstream at a fixed exchange ratio of 0.804 and (ii) $7.90 in cash. In connection with the Merger, each outstanding stock option under our 2002 Stock Incentive Plan will be converted into the right to receive the merger consideration, less the exercise price of the stock option. Each share of restricted stock awarded under our 2005 Stock Incentive Plan will be treated the same as any other outstanding share of Company common stock, but the forfeiture provisions and other terms and conditions of the restricted stock will continue to apply to the merger consideration received for the restricted stock and the cash portion of the consideration will be retained by Windstream until the restrictions have lapsed.

The transaction is expected to close mid - 2010. Completion of the Merger with Windstream is conditioned upon the receipt of certain governmental consents and approvals, and our shareholders’ approval. The special meeting of the Company’s shareholders to vote on the Merger has been scheduled for March 25, 2010, and the proxy statement/prospectus for the special meeting was mailed to shareholders on or about February 22, 2010. No assurance can be given that the required conditions to closing will be satisfied or that the Merger will be completed.

Factors outside of management’s control could delay or prevent completion of the Merger. In the event of a termination of the Merger Agreement, we may be required to pay Windstream a termination fee of $25.0 million in certain circumstances.

Iowa Telecom has agreed that until the effective time of the Merger, unless Windstream otherwise consents in writing, it will, and will cause each of its subsidiaries to, conduct their respective businesses in the ordinary course of business and seek to preserve intact their current business organizations, and keep available the services of their officers and employees and preserve their relationships with customers, suppliers and other persons with whom they have business relations.

In addition, Iowa Telecom has agreed that until the Merger is completed, Iowa Telecom and its subsidiaries will not take the following actions (each as more fully described, and subject to the exceptions set forth in, the Merger Agreement), without Windstream’s prior written consent:

•

issue, deliver, sell, dispose of, pledge or otherwise encumber its capital stock, or any securities or rights convertible into or exchangeable for any such shares or ownership interests or permit or authorize any of the above;

•	redeem, purchase or otherwise acquire, or propose to redeem, purchase or otherwise acquire, its capital stock;

•	split, combine, subdivide or reclassify any of its capital stock;

•

except for regular quarterly cash dividends of $0.405 per share of its common stock and except for a pro-rated portion of such quarterly dividend with respect to the quarter in which the Merger is completed, declare, set aside for payment or pay any dividend, or make any other actual, constructive or deemed distribution in respect of its capital stock, or otherwise make any payments to its shareholders in such capacity;

•

adopt a plan of complete or partial liquidation, dissolution, merger, consolidation, restructuring, recapitalization or other reorganization of it or any of its subsidiaries or alter through merger, liquidation, reorganization or restructuring the corporate structure of any of its subsidiaries;

•	amend its articles of incorporation or bylaws;

•

grant to any current or former director or officer any increase in compensation, bonus or fringe or other benefits or grant any type of compensation or benefit to any such person not previously receiving or entitled to receive such compensation;

•

grant to any current or former employee (other than directors or officers) any increase in compensation, bonus or fringe or other benefits or grant any type of compensation or benefit to any such person not previously receiving or entitled to receive such compensation, except to employees in the ordinary course of business, or to the extent expressly required under any benefit plan as in effect on November 23, 2009;

•

grant to any person any severance, retention, change in control or termination compensation or benefits or any increase therein, except with respect to new hires, in the ordinary course of business, or to the extent expressly required under any benefit plan as in effect on November 23, 2009;

•	enter into or adopt any benefit plan or amend in any respect any benefit plan;

•	amend, change or modify the terms of any existing equity grants;

•	enter into or make any loans to any of its officers, directors, employees, affiliates, agents or consultants;

•	make any material change in financial accounting methods, principles or practices, except insofar as may have been required by a change in GAAP after November 23, 2009;

•	directly or indirectly acquire or agree to acquire in any transaction any equity interest in or business of any entity if the aggregate amount of the consideration paid would exceed $500,000;

•

(A) acquire any tangible properties or assets if the aggregate amount of the consideration paid would exceed $500,000, or (B) sell, lease (as lessor), license, mortgage, sell and leaseback or otherwise dispose of, tangible properties or assets or any interests therein, if the aggregate amount of the consideration paid would exceed $500,000;

•	encumber any tangible properties or assets or any interests therein;

•	make or change any material tax election or settle or compromise any material tax liability, or change its fiscal year;

•	grant or acquire, or dispose of or permit to lapse, any rights to any material intellectual property;

•

incur any indebtedness, except for indebtedness incurred in the ordinary course of business under the revolving credit agreements to which Iowa Telecom was a party on November 23, 2009, guarantees by Iowa Telecom of indebtedness of any of its subsidiaries, or indebtedness of Iowa Telecom to any of its subsidiaries;

•

make, or agree or commit to make, any capital expenditure except in accordance with the capital plans for 2009 and 2010 disclosed to Windstream plus a 15% variance on an aggregate and cumulative basis;

•

enter into or amend any contract or take any other action if such contract, amendment or action would reasonably be expected to prevent or materially impede, interfere with, hinder or delay the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement;

•

enter into any material contract not in the ordinary course of business or enter into or amend any material contract to the extent consummation of the Merger or compliance by Iowa Telecom or its subsidiaries with the provisions of the Merger Agreement would reasonably be expected to conflict with such contract;

•	enter into, modify, amend or terminate any collective bargaining agreement;

•	voluntarily contribute or commit cash or funds to any of Iowa Telecom’s pension plans or any administrator thereof for purposes of funding shortfalls in any of Iowa Telecom’s pension plans;

•	enter into a new line of business or engage in the conduct of any business in any new state which would require the receipt or transfer of governmental approval;

•	file for any permit or approval outside of the ordinary course of business, or the receipt of which would reasonably be likely to prevent or materially impair or delay the consummation of the Merger;

•	settle, compromise, dismiss, discharge or otherwise dispose of litigation or proceedings;

•

take any action that would reasonably be expected to materially restrict or impede the consummation of the Merger or cause any of the conditions to the closing of the Merger as set forth in the Merger Agreement to fail to be satisfied as of the closing date;

•

approve or authorize any action to be submitted to the shareholders of Iowa Telecom for approval that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay, postpone or adversely affect the transactions contemplated by the Merger Agreement;

•	make any change in its dividend policies other than as permitted by the Merger Agreement; or

•	authorize any of, or commit, resolve or agree to take any of the foregoing actions.

Factors Affecting Our Operating Performance

We believe that a number of industry and company-specific factors have affected and will continue to affect our results of operations. These factors include the following:

•

the effect on our revenues of declining numbers of access lines resulting from competition and other factors and our strategic response to this trend, which includes efforts to introduce enhanced local services and additional services like DSL Internet access and long distance service and to cross-sell these services to our subscriber base;

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

The table below indicates the total number of access lines we serve and the number of customers subscribing to the indicated types of service as of the dates and for the periods shown:

	As of December 31,
	2007	2008(4)	2009(5)
Incumbent local exchange access lines(1)	214,300	209,700	210,300
Competitive local exchange carrier access lines(2)	26,400	32,400	42,700

Total access lines	240,700	242,100	253,000

Long distance subscribers	143,600	146,400	158,500
Dial-up Internet subscribers	22,500	16,700	10,200
DSL subscribers	62,800	75,700	95,200
Video subscribers(3)	9,000	20,300	27,100

(1)	Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 1,800 wholesale lines subscribed at December 31, 2009; 2,300 at December 31, 2008; and 2,900 at December 31, 2007.
(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiaries.
(3)	Includes subscribers served via our facilities as well as subscribers of satellite service which we resell.
(4)	Includes units acquired from Bishop Communications.
(5)	Includes units acquired from Sherburne Tele Systems, Inc. and WH Comm.

The following is a discussion of the major factors affecting our access line counts:

Competition. We currently face competition from other providers of local services in approximately 141 of the 428 communities our incumbent local exchange carrier serves. Of these 141 communities, we believe 109 communities have some voice service offered by Mediacom’s telephony affiliates, MCC Telephony of Iowa, Inc. and MCC Telephony of Minnesota, LCC (“MCC”), which initiated service in most of these markets during the second quarter of 2007. Additionally, we believe that in approximately 42 of these communities, independent local exchange carriers operating in mostly adjacent exchanges and municipal utilities have constructed networks to provide competitive local exchange carrier services to customers in our exchanges.

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

MCC is offering voice services through a business arrangement with Sprint Communications L.P. (“Sprint”). On June 23, 2006, we filed a complaint against the Iowa Utilities Board and Sprint in the U.S. District Court for the Southern District of Iowa asking the court to rule that the Iowa Utilities Board acted unlawfully when it required us to enter into an interconnection agreement with Sprint and asking the court to invalidate the agreement. On April 15, 2008, the court issued a ruling in favor of the Iowa Utilities Board and Sprint, therefore maintaining the status quo in which we are obligated to enter into an interconnection agreement with Sprint. On April 28, 2009, the U.S. Court of Appeals for the Eighth Circuit affirmed the lower court’s decision (and, ultimately, the Iowa Utilities Board’s decision).

On January 22, 2007, we filed a second complaint against the Iowa Utilities Board and Sprint in U.S. District Court asking the court to rule that the Iowa Utilities Board acted unlawfully when it interpreted the interconnection agreement to require Iowa Telecom to provide certain services to Sprint in the manner requested by Sprint. On June 12, 2009, the District Court held that the Iowa Utilities Board acted improperly by requiring us to serve as a traffic-switching intermediary between Sprint and third-party long distance carriers.

On July 31, 2006, MCC filed a complaint in the Iowa District Court for Polk County alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. The proceeding was stayed while our first federal complaint was pending but the stay was lifted after issuance of the Eighth Circuit’s April 28, 2009 decision. On January 20, 2010, we executed an interconnection agreement with MCC that envisions MCC connecting directly to us rather than through Sprint and on February 5, 2010, MCC dismissed its Iowa District Court complaint.

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

On July 1, 2009, we acquired substantially all of the assets of Sherburne Tele Systems, Inc. (the “Sherburne Assets”). As of September 30, 2009, the Sherburne Assets served approximately 14,300 incumbent local exchange carrier access lines, 9,600 competitive local exchange carrier lines, 14,600 DSL high-speed Internet customers and 3,600 video customers, primarily in communities and rural areas adjacent to the Minneapolis/St. Paul Metropolitan Area. The acquired operations include its incumbent local exchange carrier services, marketed as Connections. Etc., and competitive local exchange carrier services marketed as North Star Access.

On September 24, 2009, the Company completed the acquisition of New Ulm Telecom Inc.’s ownership interests in EN-TEL, SHAL, LLC, SHAL Networks, Inc., and Direct Communications, LLC (collectively referred to as “Joint Ventures”) for $1.9 million and the assumption of New Ulm’s related debt guarantees.

On November 1, 2009, the Company completed the acquisition of substantially all the assets of WH Comm for $1.1 million (the “WH Comm Assets”). WH Comm was a division of Wright-Hennepin Cooperative Electric Association based in Rockford, Minnesota. WH Comm, a competitive local exchange carrier, provides telephone and high speed DSL Internet in several communities near the western suburbs of Minneapolis, Minnesota. As of December 31, 2009, the WH Comm Assets served approximately 1,800 access lines and 700 DSL subscribers.

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

Our Retail Local Rate and Pricing Structure

As described under “Overview—Competition” above, effective July 1, 2005, the rates for all of our Iowa retail local exchange service except for single line flat-rated business and residential service and extended area service were deregulated. The remaining retail local exchange service rate regulation in our then-rate-regulated exchanges, with the arguable exception of extended area service, expired effective July 1, 2008. The Iowa Utilities Board had an opportunity to extend such remaining rate regulation until July 1, 2010, but, in a June 27, 2008 order, found that an extension of rate regulation was not in the public interest.

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

As of December 31, 2009, our CLEC Operations served 42,700 access lines. Our CLEC Operations accounted for 16.9% of Iowa Telecom’s total access lines as of December 31, 2009. Throughout 2010, we plan to maintain a limited investment approach as we continue to grow our competitive local exchange carrier business.

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

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others. We receive federally administered universal service support, representing approximately 3% of our total revenue in 2009, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject in 2000. In addition, Montezuma Telephone and Lakedale Telephone Company (through the Sherburne County Rural Telephone study area) received high cost loop universal service support amounting to less than 1% of our revenue. Our incumbent local exchange carrier (Iowa Telecommunications, Inc.) and our independent incumbent local exchange carriers (Lakedale Telephone Company and Montezuma Telephone) switched access charges are based on rates approved by applicable state regulatory agencies. Our incumbent local exchange carrier and our independent incumbent local exchange carriers switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers to our incumbent local exchange carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

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

The following table summarizes our revenues and sales from these sources:

	Revenue and Sales for Year Ended December 31,			% of Total Revenues and Sales for Year Ended December 31,
	2007	2008	2009	2007	2008	2009
	(dollars in thousands)
Local services	$73,918	$71,131	$74,859	29%	29%	29%
Network access services	100,636	89,420	87,690	40%	36%	35%
Toll services	21,213	23,010	22,234	9%	9%	9%
Data and internet services	29,512	35,163	43,040	12%	14%	17%
Other services and sales	26,122	28,241	26,319	10%	12%	10%

Total	$251,401	$246,965	$254,142	100%	100%	100%

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

Selling, general and administrative expense. This includes expense for salaries, wages and benefits and contract service payments (e.g., legal fees) relating to customer and corporate operations; recruiting costs; expenses for travel, lodging and meals; internal communications costs; insurance premiums; and supplies and postage and other charges.

Depreciation and amortization. This includes depreciation of our telecommunications network and equipment, and amortization of intangible assets.

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of income for the periods indicated, expressed as a percentage of total revenues and sales:

	Year Ended December 31,
	2007	2008	2009
Total revenue and sales	100%	100%	100%
Cost of services and sales (excluding expenses listed separately below)	31	32	33
Selling, general and administrative	17	18	22
Depreciation and amortization	19	22	24

Operating income	33	28	21
Total other expenses, net	13	12	12
Income tax expense	8	7	5

Net income	12%	9%	4%

Year ended December 31, 2009 compared to year ended December 31, 2008

Revenues and Sales

The table below sets forth the components of our revenues and sales for 2009 as compared to 2008:

	For the year ended December 31,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Revenue and Sales
Local services	$71,131	$74,859	$3,728	5.2%
Network access services	89,420	87,690	(1,730)	-1.9%
Toll services	23,010	22,234	(776)	-3.4%
Data and internet services	35,163	43,040	7,877	22.4%
Other services and sales	28,241	26,319	(1,922)	-6.8%

Total revenues and sales	$246,965	$254,142	$7,177	2.9%

Local Services. Local services revenues increased $3.7 million, or 5.2%, for 2009 as compared to 2008. The increase was primarily due to a full year of revenue from Bishop Communications in 2009 compared to the partial year from mid-July through December in 2008 and higher access lines resulting from the acquisition of the Sherburne Assets and the WH Comm Assets. During 2009, excluding lines acquired from the acquisition of the Sherburne Assets and the WH Comm Assets total access lines decreased by 13,800, including the loss of 13,300 incumbent local exchange carrier lines and 500 competitive local exchange carrier lines. Inclusive of the lines acquired in the acquisition of the Sherburne Assets and the WH Comm Assets, total access lines increased by 10,900, comprised of an increase in incumbent local exchange carrier lines of 600 and an increase in competitive local exchange carrier lines of 10,300.

Network Access Services. Our network access services revenues decreased $1.7 million, or 1.9%, for 2009 as compared to 2008. The decrease was primarily due to lower minutes of use per access line, a decrease in the switched access rates for the CLEC Operations in Iowa and at Montezuma Telephone, partially offset by the acquisition of the Sherburne Assets and the WH Comm Assets and a full year of revenue from Bishop Communications in 2009 compared to the partial year from mid-July through December in 2008.

Toll Services. Our toll services revenues decreased by $776,000, or 3.4%, for 2009 as compared to 2008. The decrease in revenue was due to a decrease in minutes of use partially offset by the acquisition of the Sherburne Assets, the WH Comm Assets, and a full year of revenue from Bishop Communications in 2009 compared to the partial year from mid-July through December in 2008.

Data and Internet Services. Data and Internet services revenues increased by $7.9 million, or 22.4%, for 2009 as compared to 2008. The increase was primarily a result of growth in our existing DSL Internet access service revenue of $2.5 million, $4.4 million from the acquisition of the Sherburne Assets and the WH Comm Assets and a full year of revenue from Bishop Communications compared to the partial year from mid-July through December in 2008, and growth in our data solutions products revenue of $1.9 million. This increase was partially offset by a decrease in dial-up Internet revenue of $1.1 million.

Other Services and Sales. Other services and sales revenues decreased by $1.9 million, or 6.8%, for 2009 as compared to 2008. The revenue decrease was primarily due to a $5.3 million decline in our existing CPE business, a $600,000 decrease in rental income, partially offset by $3.8 million from the acquisition of the Sherburne Assets, and a full year of revenue from Bishop Communications compared to the partial year from mid-July through December in 2008.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for 2009 as compared to 2008:

	For the year ended December 31,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$78,091	$83,640	$5,549	7.1%
Selling, general and administrative	44,714	56,401	11,687	26.1%
Depreciation and amortization	53,694	61,092	7,398	13.8%

Total operating costs and expenses	$176,499	$201,133	$24,634	14.0%

Cost of Services and Sales. Cost of services and sales increased $5.5 million, or 7.1%, for 2009 as compared to 2008. The increase was principally due to the operating costs of the Sherburne Assets and the Joint Ventures, which became consolidated subsidiaries as a result of the acquisition of the additional ownership interest as a part of the acquisition of the Sherburne Assets on July 1, 2009, and a full year of expense from Bishop Communications compared to the partial year from mid-July through December in 2008. This was partially offset by lower access expense and CPE material expense of $3.9 million due to lower revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased $11.7 million for 2009 as compared to 2008. The increase in expenses was primarily due to $5.4 million of additional operating costs from the acquisition of the Sherburne Assets, $3.2 million of acquisition related costs that are now charged to expense in accordance with FASB ASC 805, Business Combinations, $3.1 million of costs related to the Merger Agreement and a $1.8 million one-time charge related to a network access matter.

Depreciation and Amortization. Depreciation and amortization increased $7.4 million, or 13.8%, for 2009 as compared to 2008. The increase was primarily due to depreciation and amortization expense of $2.9 million related to the Sherburne Assets (including the effects of consolidating the Joint Ventures), and a full year of depreciation and amortization expense from Bishop Communications compared to the partial year from mid-July through December in 2008 and higher plant balances for the Iowa properties.

Other Income (Expense)

The table below sets forth other income (expense) for 2009 as compared to 2008:

	For the year ended December 31,		Change
	2008	2009	Amount	Percent
	(dollars in thousands)
Other Income (Expense)
Interest and dividend income	$938	$1,880	$942	100.4%
Interest expense	(31,444)	(31,813)	(369)	1.2%
Other, net	429	378	(51)	-11.9%

Total Other Income (Expense)	$(30,077)	$(29,555)	$522	-1.7%

Interest and Dividend Income. Interest and dividend income increased $942,000, or 100.4%, for 2009 as compared to 2008, primarily due to higher patronage income in 2009.

Interest Expense. Interest expense increased $369,000, or 1.2%, for 2009 as compared to 2008. Interest expense remained steady year over year as lower interest rates offset a higher average balance on the revolving line of credit, the debt of SHAL, LLC due to the effects of consolidating the Joint Ventures, and the additional $75.0 million of Term Loan B debt that was issued to acquire the Sherburne Assets.

Other, Net. Other, net was income of $378,000 for 2009, compared to income of $429,000 in 2008. The 2009 period included a gain of $1.0 million on the previously owned one-third interest in the Joint Ventures. The gain was recorded as part of the acquisition of the Sherburne Assets and was partially offset by the ineffective portion of an interest rate swap agreement. The $429,000 of income in 2008 resulted from the ineffectiveness and subsequent termination of an interest rate swap agreement.

Income Tax Expense

Income tax expense decreased $4.2 million to $13.1 million for 2009 as compared to 2008 due to lower income before taxes partially offset by a higher combined effective tax rate and a significant increase in non-deductible expense related to the Merger Agreement with Windstream.

At December 31, 2009, we had unused tax net operating loss carryforwards of approximately $154 million which expire in 2021 to 2024. Furthermore, we expect that we will continue to be able to take deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $44 million annually through June 2015. We determined that, based upon the evidence available as of December 31, 2009, the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will, more likely than not, be sufficient to utilize the entire deferred tax asset. As such, we determined that no valuation allowance was required for our deferred tax assets. During the years ended December 31, 2008 and 2009, cash income taxes paid were $399,000, and $62,000, respectively, and primarily relate to payments of alternative minimum tax (AMT).

Year ended December 31, 2008 compared to year ended December 31, 2007

Revenues and Sales

The table below sets forth the components of our revenues and sales for 2008 as compared to 2007:

	For the year ended December 31,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Revenue and Sales:
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

Cost of Services and Sales. Cost of services and sales decreased $155,000, or 0.2%, for 2008 as compared to 2007. During the fourth quarter of 2008, the Company’s obligation for postretirement benefits was modified. This resulted in a one-time curtailment gain of $2.5 million which reduced expenses. Exclusive of the benefit plan obligation changes, costs of services and sales increased by $2.4 million. The increase was principally due to growth of our CPE and data business and costs attributable to the acquisition of Bishop Communications.

Selling, General and Administrative. Selling, general and administrative expenses increased $2.5 million, or 5.9%, for 2008 as compared to 2007. The increase in expenses was primarily due to increased costs from Bishop Communications partially offset by lower salary, wages, benefits and insurance costs.

Depreciation and Amortization. Depreciation and amortization increased $4.7 million, or 9.6%, for 2008 as compared to 2007. The increase was primarily due to higher plant balances for the Iowa properties and depreciation and amortization expense for Bishop Communications.

Other Income (Expense)

The table below sets forth other income (expense) for 2008 as compared to 2007:

	For the year ended December 31,		Change
	2007	2008	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$928	$938	$10	1.1%
Interest expense	(31,885)	(31,444)	441	-1.4%
Other, net	(719)	429	1,148	159.7%

Total Other Income (Expense)	$(31,676)	$(30,077)	$1,599	-5.0%

Interest and Dividend Income. Interest and dividend income increased $10,000, or 1.1%, for 2008 as compared to 2007, primarily due to higher patronage dividend income.

Interest Expense. Interest expense decreased $441,000, or 1.4%, for 2008 as compared to 2007, principally as a result of lower interest rates on our variable rate debt.

Other, Net. Other, net was income of $429,000 for 2008, compared to expense of $719,000 in 2007, primarily due to lower earnings before income tax. This was principally from the ineffectiveness and subsequent termination of an interest rate swap agreement during 2008. The $719,000 of expense in 2007 resulted from the ineffective portion of our interest rate swap agreements.

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

We are subject to various covenants contained in the Merger Agreement that restrict our ability to operate our business outside the ordinary course of business. As such, our ability to address the short-term and long-term liquidity requirements may be impacted by these restrictions.

The table below reflects the dividends declared or paid by the Company during 2009:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 15, 2008	$0.405	December 31, 2008	January 15, 2009
March 16, 2009	$0.405	March 31, 2009	April 15, 2009
June 15, 2009	$0.405	June 30, 2009	July 15, 2009
September 15, 2009	$0.405	September 30, 2009	October 15, 2009
December 15, 2009	$0.405	December 31, 2009	January 15, 2010

Our intention is to distribute a substantial portion of the cash generated by our business to our shareholders in regular quarterly dividends to the extent we generate cash in excess of operating needs, interest and principal payments on our indebtedness, and capital expenditures.

We intend to fund our operations, interest expense, capital expenditures, working capital requirements and dividend payments on our common stock with cash from operations. For 2009 and 2008, cash provided by operating activities was $91.2 million and $88.6 million, respectively.

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

On July 1, 2009, Iowa Telecom completed its acquisition of substantially all of the assets of Sherburne Tele Systems, Inc. for a purchase price of approximately $79.7 million in cash (net of cash acquired), subject to certain tax adjustments. Approximately $10.9 million of the purchase price was deposited into escrow accounts to satisfy, among other things, potential balance sheet purchase price adjustments, tax adjustments and potential indemnification claims by Iowa Telecom, if any. The purchase price was funded by an incremental term loan of $75.0 million under Iowa Telecom’s credit facilities, with the balance from borrowings under Iowa Telecom’s revolving credit facility.

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

SHAL, LLC and SHAL Networks, Inc. own and lease a 2,500-mile fiber-optic network throughout Minnesota that provides low cost, high quality transport facilities. EN-TEL is a competitive local exchange carrier based in Willmar, Minnesota, providing local voice, DSL and digital video services. This acquisition resulted in Iowa Telecom owning all of the outstanding equity in the SHAL, LLC, SHAL Networks, Inc., Direct Communications, LLC and substantially all of EN-TEL.

On November 2, 2009, the Company completed the acquisition of substantially all the assets of WH Comm for $1.1 million. WH Comm was a division of Wright-Hennepin Cooperative Electric Association based in Rockford, Minnesota. WH Comm, a competitive local exchange carrier, provides voice and high speed DSL Internet in several communities near the western suburbs of Minneapolis, Minnesota. As of December 31, 2009, WH Comm had approximately 1,800 access lines and 700 DSL subscribers.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. We are not required to make any scheduled principal payments on Term Loans B, C and D, which will mature in November 2011. However, we may be required to make annual mandatory prepayments under these credit facilities with a portion of our available cash. Accordingly, a mandatory prepayment of $1.3 million is required prior to April 30, 2010. We will need to refinance all or a portion of our indebtedness on or before maturity in 2011. Debt issued by EN-TEL, of approximately $11.2 million, will have principal payments of $1.3 million in 2010, $1.4 million in 2011, $1.5 million in 2012, $1.6 million in 2013, $1.8 million in 2014 and $3.6 million thereafter. Debt issued by SHAL, LLC of approximately $4.5 million will have scheduled principal payments of $772,000 in 2010, $830,000 in 2011, $892,000 in 2012, $960,000 in 2013 and $1.0 million in 2014.

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

We have historically funded our operations and capital expenditure requirements primarily with cash from operations and our revolving line of credit. The following table summarizes our short-term liquidity and Adjusted Total Debt and Adjusted EBITDA, as defined in our Credit Agreement, as of December 31, 2008 and 2009:

	As of December 31,
	2008	2009
	(in thousands)
Short-Term Liquidity:
Current assets	$42,020	$47,853
Current liabilities	(92,280)	(96,349)

Net working capital deficit	$(50,260)	$(48,496)

Cash and cash equivalents	$11,605	$12,259
Availability on revolving credit facility	$61,000	$63,000

Adjusted Total Debt:
Long-term debt	$489,003	$565,214
Current maturities of long-term debt	1,219	3,276
Revolving credit facility	39,000	37,000

Total debt	$529,222	$605,490
Minus:
RTFC Capital Certificates	$(7,778)	$(7,778)
Cash and cash equivalents	(11,605)	(12,259)

Adjusted Total Debt	$509,839	$585,453

	Year Ended December 31,
	2007(a)	2008(a)	2009
	(in thousands)
Adjusted EBITDA:
Net income	$29,315	$23,149	$10,337
Income tax expense	20,945	17,345	13,117
Interest expense	31,885	31,444	31,813
Depreciation and amortization	48,992	53,694	61,092
Unrealized losses (gains) on financial derivatives	719	(314)	729
Non-cash stock-based compensation expense	2,687	3,553	3,771
Extraordinary or unusual (gains) losses	—	—	—
Non-cash portion of RTFC Capital Allocation	(280)	(560)	(651)
Other non-cash losses (gains)	—	—	(1,036)
Loss (gain) on disposal of assets not in ordinary course	—	—	—
Transaction costs	—	—	5,000

Adjusted EBITDA	$134,263	$128,311	$124,172

(a)	The FASB issued amended guidance regarding “Noncontrolling Interest in Consolidated Financial Statements.” The amended guidance was adopted by Iowa Telecom effective January 1, 2009 and the Statement of Operations has been retrospectively adjusted to conform to new authoritative guidance. The Adjusted EBITDA calculation as presented for 2007 and 2008 is calculated in accordance with the definition of Adjusted EBITDA, as defined in our credit agreement, and financial statements prepared in accordance with the authoritative guidance in effect at that time.

The following table summarizes our sources and uses of cash for the years ended December 31, 2007, 2008 and 2009:

	For the year ended December 31,
Description	2007	2008	2009
	(in thousands)
Net Cash Provided by (Used in)
Operating activities	$100,201	$88,556	$91,178
Investing activities	(26,903)	(67,204)	(105,486)
Financing activities	(64,992)	(31,666)	14,962

Cash Provided by Operating Activities

For the years ended December 31, 2007, 2008, and 2009, cash provided by operating activities was $100.2 million, $88.6 million, and $91.2 million, respectively. The decrease of $11.6 million for 2008 as compared to 2007 was primarily attributable to funds received related to the resolution of certain network access disputes in 2007.

Cash Used in Investing Activities

The table below sets forth the components of cash used in investing activities for the years ended December 31, 2007, 2008, and 2009:

	As of December 31,
	2007	2008	2009
	(in thousands)
Network and support assets	$21,078	$22,960	$18,745
Other	5,825	5,206	5,562

Total capital expenditures	26,903	28,166	24,307
Business acquisitions, net of cash acquired	—	33,100	81,179
Purchase of wireless licenses	—	5,938	—

Total	$26,903	$67,204	$105,486

We expect that total capital expenditures will be between approximately $26 million to $28 million in fiscal 2010. We expect to fund all of these capital expenditures through cash generated by our operations. Our capital expenditures can fluctuate from quarter to quarter, and are impacted to some extent by factors beyond our control, such as customer demand, the level of construction activity in our region, and weather.

During the first quarter of 2008, we participated in the FCC’s auction of 700 MHz Band licenses (Auction No. 73) after depositing $1.9 million with the FCC. We were the high bidder on three Cellular Market Area licenses in the 704-710 MHz, and 734-740 MHz bands. We submitted the balance of our $5.9 million total winning bids on April 17, 2008. The FCC issued the licenses during the second quarter of 2008. In addition, we currently hold 15 FCC Advanced Wireless Service licenses in Iowa. Our ownership of the licenses subjects us to FCC regulation of the wireless services we may choose to provide and the technical operating characteristics of the network equipment we may utilize. In addition, our right to renew these licenses depends on our compliance with build-out requirements promulgated by the FCC. For the 700 MHz licenses we must begin meeting such requirements in stages prior to the expiration of the initial 10-year license term although these obligations do not apply until the current holders of the spectrum (television broadcasters that continue to use such spectrum for their digital broadcasts while they continue analog broadcasting) have vacated the spectrum. For our Advanced Wireless Service licenses, we must meet the FCC’s build-out requirements by the end of such licenses’ 15-year initial term. We cannot predict changes that may occur in the FCC’s regulation of our Advanced Wireless Services or 700 MHz licenses, the network we may build or the services we may provide over the period of time we may hold the licenses.

On July 18, 2008, we completed the purchase of Bishop Communications for a total purchase price of $33.1 million net of cash acquired and assumed debt of $13.0 million.

On July 1, 2009, we completed the purchase of the Sherburne Assets for a total purchase price of approximately $79.7 million in cash (net of cash acquired), and assumed debt of $4.9 million, subject to certain tax adjustments. The purchase price was funded by an incremental term loan of $75.0 million under Iowa Telecom’s credit facilities, with the balance from borrowings under Iowa Telecom’s revolving credit facility.

Cash Provided by (Used in) Financing Activities

For the year ended December 31, 2009, net cash provided by financing activities was $15.0 million and included the net proceeds from the incremental Term Loan B utilized in the acquisition of the Sherburne Assets of $73.4 million and dividends on common stock of $52.7 million. For the year ended December 31, 2008, net cash used in financing activities was $31.7 million, consisting primarily of dividends on common stock of $51.7 million offset by an increase in the balance outstanding on the revolving credit facility of $21.0 million primarily for the acquisition of Bishop Communications. For the year ended December 31, 2007, net cash used in financing activities was $65.0 million, consisting primarily of dividends on common stock of $51.5 million and a reduction in the balance outstanding on the revolving credit facility of $13.0 million.

Long-Term Debt and Revolving Credit Facilities

As of December 31, 2009
(in thousands)
Total Long-Term Debt:
Iowa Telecom senior secured term loans	$552,778
EN-TEL Communications, LLC notes payable	11,225
SHAL, LLC notes payable	4,487

Total Debt	568,490
LESS: Current Maturities of long-term debt	3,276

Long—Term Debt	$565,214

Iowa Telecom Credit Facilities

As of December 31, 2009, we had outstanding $552.8 million of senior debt under the term facilities, and had $37.0 million drawn under the $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of December 31, 2009, $37.0 million was outstanding on the revolving credit facility and $63.0 million was available. Borrowings under the revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of December 31, 2009, we had $37.0 million outstanding under LIBOR elections at an average all-in rate of 2.2%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of December 31, 2009, $350.0 million was outstanding under Term Loan B based upon a LIBOR election effective through March 30, 2010, at an all-in rate of 2.01%. We have entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of December 31, 2009, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through January 21, 2010 at an all-in rate of 1.99%.

On July 1, 2009, Iowa Telecom entered into an Incremental Loan Amendment (the “Incremental Amendment”) to the Amended and Restated Credit Agreement dated as of November 23, 2004 (as amended from time to time, the “Credit Agreement”), among Iowa Telecom, the lenders party thereto and Rural Telephone Finance Cooperative, as administrative agent. Pursuant to the Incremental Amendment, Iowa Telecom borrowed $75.0 million in incremental loans under the incremental loan facility provided under the Credit Agreement. The incremental loans bear interest at either a base rate plus 1.00% (in case of base rate loans) or LIBOR plus 2.00% (in the case of Eurodollar loans), at the election of Iowa Telecom. The incremental loans are subject to the terms and conditions of the Credit Agreement and are entitled to the benefits of the collateral security provided to the other loans made pursuant to the Credit Agreement. The maturity date of the incremental loans is November 23, 2011. As of December 31, 2009, the interest rate on the $75.0 million was based upon a LIBOR election effective through January 5, 2010 at an all-in-rate of 2.29%.

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

The Iowa Telecom credit facilities require us, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require us, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans (adjusted to exclude the effects of borrowings to fund permitted acquisitions) through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. A mandatory prepayment of $1.3 million is due prior to April 30, 2010 under these provisions.

The Iowa Telecom credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the Iowa Telecom credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of December 31, 2009.

EN-TEL Debt

On July 18, 2008, the Company acquired Bishop Communications. As part of the acquisition, the Company assumed debt issued by EN-TEL, a majority owned subsidiary of Bishop Communications, of $13.0 million. The EN-TEL debt consists of promissory notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.04%. The notes have a fixed interest rate for specific periods of time ranging from January 2010 through December 2013 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The notes total $11.2 million as of December 31, 2009 and mature in 2015 and 2018. Principal payments of $1.2 million were made in 2009. The remaining scheduled payments are $1.3 million in 2010, $1.4 million in 2011, $1.5 million in 2012 $1.6 million in 2013, $1.8 million in 2014 and $3.5 million thereafter.

The notes are secured by the assets of EN-TEL. The debt agreements restrict dividends paid by EN-TEL, and no amounts are currently available for dividends.

SHAL, LLC Notes Payable

On July 1, 2009, the Company acquired the Sherburne Assets. As part of the acquisition, the Company became the majority owner of SHAL, LLC. As a result, the Company began reflecting the results of operations, cash flows and financial position of SHAL, LLC on a consolidated basis. At the time of the acquisition of the Sherburne Assets, SHAL, LLC had debt outstanding of $4.9 million. The debt is represented by promissory notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.25%. The notes have a fixed interest rate for specific periods of time ranging from January 2010 through January 2012 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The promissory notes total $4.5 million at December 31, 2009 and mature in January 2015. Principal payments of $718,000 were made in 2009. This includes $365,000 since SHAL, LLC became a consolidated subsidiary on July 1, 2009. The remaining scheduled payments are $772,000 in 2010, $830,000 in 2011, $892,000 in 2012, $960,000 in 2013, and $1.0 million in 2014.

The notes are secured by the assets of SHAL, LLC and SHAL Networks, Inc. The debt agreements restrict dividends paid by SHAL, LLC and no amounts are currently available for dividends.

Interest Rate Swaps

On August 26, 2005, the Company amended a swap arrangement that was originally entered into on November 4, 2004. The amended swap arrangement resulted in two identical swap agreements which each fixed the interest rate on $175.0 million of indebtedness under Term Loan B, for a total swap notional value of $350.0 million. Effective September 26, 2008, we terminated one of our swap agreements which we had designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. We entered into a new swap agreement effective September 30, 2008 to replace the terminated swap agreement. The amended terms of the new swap agreement and the remaining swap agreement effective August 31, 2005, effectively convert the variable rate interest payments due on $350.0 million of Term Loan B to a fixed rate of 5.87% through maturity of November 23, 2011.

Other Items

On November 23, 2009 we entered into the Merger Agreement with Windstream. Completion of the Merger with Windstream is conditioned upon the receipt of approvals of the Federal Communications Commission (the “FCC”), the Iowa Utilities Board, the Minnesota Public Utilities Commission (the “MPUC”) and the Missouri Public Service Commission (the “MPSC”). Pursuant to the Merger Agreement, Windstream and Iowa Telecom filed the applications required for the transfer of control of the relevant franchises, licenses and similar instruments issued under the rules and regulations of the FCC on December 21, 2009, the Iowa Utilities Board on December 21, 2009, the MPUC on December 18, 2009, and the MPSC on December 18, 2009. There is no timeline for the final approvals necessary from the FCC, although the deadlines for filing initial comments and reply comments passed on February 4 and February 11, 2010, respectively, without any party filing comments. The IUB’s right to prohibit the transaction expires on June 19, 2010. A hearing regarding our application to the Iowa Utilities Board is currently scheduled for May 4, 2010. There are currently three intervenors in this proceeding, as well as the Consumer Advocate. The MPUC is under no deadline for acting on our application, although the deadline for filing initial comments passed on February 18, 2010 with the Minnesota Department of Commerce recommending approval and no other comments being filed. Reply comments are due March 1, 2010. The MPSC issued the final order necessary for its consent to the transaction on February 1, 2010. We cannot predict whether the FCC, Iowa Utilities Board or MPUC will approve the transaction. We also cannot predict when the FCC or MPUC will act or how soon before June 19, 2010, if at all, the Iowa Utilities Board may act.

In addition, as a condition to the Merger, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) requires Iowa Telecom and Windstream to observe the HSR Act’s notification and waiting period. The HSR Act provides for an initial 30-calendar-day waiting period following the necessary filings by the parties to the Merger which were completed on December 30, 2009 by the filing of notification and report forms with the U.S. Department of Justice (“DOJ”) and the Federal trade Commission (“FTC”). On January 8, 2010, the DOJ and FTC granted early termination of the waiting period under the HSR Act.

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

The Iowa Utilities Board took the position in the fourth quarter of 2008 that our incumbent local exchange carrier’s intrastate access rates have ceased to be subject to the intrastate switched access rate freeze since July 1, 2005, and are subject to challenge. The Iowa Utilities Board recently considered such a challenge based on a February 20, 2008, MCImetro Transmission Access Transmission Services LLC (d/b/a Verizon Access Transmission Services) and MCI Communications Services, Inc. (d/b/a Verizon Business Services) complaint filed with the Iowa Utilities Board against our local incumbent exchange carrier, our Iowa competitive local exchange carriers, Frontier Communication of Iowa, Inc., and Citizens Mutual Telephone Company alleging that such companies’ tariffed originating and terminating intrastate switched access rates are not just and reasonable and should be lowered by the Iowa Utilities Board to “mirror” the rates contained in Qwest Corporation’s Iowa tariff. The complaint appears to be similar to others asserted by these or related entities against the intrastate access charges of mid-sized incumbent local exchange companies in several other states. We filed a motion to dismiss the complaint in light of our legislated price plan, and believe the substance of the complaint to be without merit given the absence of any rationale for the proposed decrease. The Iowa Utilities Board denied our motion to dismiss on November 14, 2008, a decision we could not appeal until the Iowa Utilities Board issued a decision on the merits.

Following the filing of all rounds of testimony but prior to the hearing, Iowa Telecom and Verizon reached a tentative settlement of Verizon’s complaint on October 23, 2009 and successfully requested the proceeding to be stayed until a settlement agreement had been executed. Iowa Telecom and Verizon executed the settlement agreement on December 7, 2009 and jointly filed for approval of the same on December 11, 2009, which the Iowa Utilities Board granted on February 4, 2010. By the terms of the confidential settlement, Iowa Telecom and its Iowa CLECs agreed to decrease their current intrastate switched access rates for the local switching element to $0.01508, $0.021780, and $0.021780, respectively, in three steps via a single tariff filing to be made by each Iowa Telecom company. As required by the settlement agreement, the first of such tariff revisions was filed by February 11, 2010 with a requested effective date of March 13, 2010. Approval of such filing is currently pending. The second tariff filing is to be made so as to be effective January 1, 2011, and the final of such filings is to be made so as to be effective January 1, 2012. In return, Verizon agreed that it would not seek to reduce any element of Iowa Telecom’s ILEC or CLEC intrastate switching rates before January 1, 2012. The settlement agreement requires Verizon to request dismissal of its complaint with prejudice no later than five business days after the effective date of the currently- pending tariff filing. The settlement also provides for mutual releases of all claims set forth in Verizon’s Complaint and Iowa Telecom’s Answer in this docket. In addition, the settlement provides that it shall not limit or affect: Verizon’s right to seek to reduce, eliminate or otherwise challenge the approximately three-cent-per-minute carrier common line charges (“CCLCs”) of Iowa Telecom in any rulemaking proceedings of general applicability; Iowa Telecom’s right to implement switched access rate increases or decreases ordered or permitted by the Iowa Utilities Board or the FCC in proceedings to reform intercarrier compensation; and Iowa Telecom’s right to seek to maintain the CCLCs of Iowa Telecom in rulemaking proceedings of general applicability.

On September 12, 2008, the Iowa Utilities Board issued an order commencing an inquiry into whether the Iowa Utilities Board should create an Iowa Universal Service Fund (“USF”). At this point, the Iowa Utilities Board is seeking comment on preliminary issues, such as how it should determine whether an Iowa USF is needed, and on certain policy and implementation issues assuming that an Iowa USF will be established. Comments were filed on October 27, 2008. Eventually, the Iowa Utilities Board may issue an order commencing rulemaking. Sprint filed a petition for rulemaking on July 6, 2009 requesting that the Iowa Utilities Board eliminate the CCLC, which the Iowa Utilities Board denied on September 4, 2009 and again on October 13, 2009 following Sprint’s request for reconsideration. In so doing, the Iowa Utilities Board stated that CCLC matters were best considered in the context of universal service issues. We cannot predict whether the Iowa Utilities Board will establish a rulemaking as a result of its pending inquiry or, assuming it does, the result of such rulemaking.

On August 18, 2009, Iowa Telecom filed eleven applications with the National Telecommunications and Information Administration (“NTIA”) and the U.S. Department of Agriculture’s Rural Utilities Service (“RUS”) seeking Broadband Infrastructure grants to fund 80% of $8.6 million of broadband projects in and between 46 communities or localities that are within Iowa Telecom’s Iowa service territory. Iowa Telecom has been notified that each of the eleven applications were rejected because none scored high enough on NTIA’s ranking system to merit further consideration and each requested a larger portion of grant funding than RUS offered. On January 15, 2010, NTIA and RUS separately released notices of funds availability soliciting a second, and final, round of applications for Broadband Infrastructure grants. Each agency made significant changes in the application requirements. Iowa Telecom is reviewing the new requirements and will likely file new applications in the second round. The filing deadline is March 15, 2010. If we file second round applications, we cannot predict when we will learn whether such applications will be granted.

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

Obligations and Commitments

Our ongoing capital commitments include capital expenditures and debt service requirements. For 2009, our capital expenditures were $24.3 million; see “—Liquidity and Capital Resources—Cash Used in Investing Activities.”

The following table sets forth our contractual obligations as of December 31, 2009, together with cash payments due in each period indicated:

	Payments Due by Period(3)
Obligation	Total	2010	2011-2012	2013-2014	2015 and after
	(dollars in thousands)
Current Debt:
Revolving credit facility(1)	$37,000	$—	$37,000	$—	$—
Current maturities of long-term debt	3,276	3,276	—	—	—
Long-Term Debt:
Senior debt payments	551,558	—	551,558	—	—
Interest payments(2)	47,045	25,950	21,095	—	—
EN-TEL debt payments	9,911	—	2,945	3,424	3,542
SHAL, LLC debt payments	3,715	—	1,722	1,993	—
Operating Lease Payments	8,066	1,510	2,519	2,130	1,907

Total Contractual Obligations	$660,571	$30,736	$616,839	$7,547	$5,449

(1)	Advances on the line of credit mature in periods within one year. The terms of the line of credit are a component of our senior debt agreement which expires in November 2011.
(2)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.
(3)	Excludes postretirement benefit obligation payments estimated in accordance with Financial Accounting Standards Board Accounting Standards Codification 715, Compensation-Retirement Benefits, as disclosed in Note 13 to the Consolidated Financial Statements.

As of December 31, 2009, no letters of credit were outstanding.

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

Impairment of Long-Lived Assets (Including Property, Plant and Equipment), Goodwill and Identifiable Intangible Assets. The Company assesses the recoverability of long-lived assets, including property, plant and equipment and definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, if the sum of the expected cash flows (undiscounted and without interest) resulting from the use of the asset are less than the carrying amount, an impairment loss is recognized based on the difference between the carrying amount and the fair value of the assets.

We perform an annual impairment review of goodwill and indefinite-lived intangible assets and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount as required by Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350, Intangibles-Goodwill and Other. We performed an annual impairment review of goodwill and indefinite-lived intangible assets as of August 31, 2009, primarily using discounted cash flow and market capitalization methodologies. No impairment of goodwill or indefinite long-lived intangible assets resulted from the annual valuation.

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

As of December 31, 2009, our unused tax net operating loss carry forwards were $154 million, and will expire between 2021 and 2024. Additionally, the Company expects to be able to continue taking deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $44 million per year through June 2015. Based upon the evidence available as of December 31, 2009, the combination of the continued generation of taxable income from operations and reversing temporary differences will, more likely than not, be sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance was required for our deferred tax assets.

Interest Rate Swap Agreements. The Company has entered into interest rate swap agreements which the Company designated as a hedge against the variability in future interest payments due on $350.0 million of Term Loan B. The purpose of the swap agreements is to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt.

The swap agreements are accounted for in accordance with FASB ASC 815, Derivatives and Hedging, and qualify for cash flow hedge accounting of a variable-rate debt. In accordance with this standard, all changes in fair market value of the swap instruments attributable to hedge ineffectiveness are reported currently in earnings and are recorded in the Other Income (Expense) section of the Company’s Consolidated Statements of Income. Changes in fair market value of the swap instruments attributable to hedge effectiveness are recorded, net of income tax effects, in the Accumulated Other Comprehensive Loss section of the Company’s Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

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

The fair value of the Company’s interest rate swap has been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments using discount rates appropriate with consideration given to the Company’s and counterparties’ non-performance risk. The fair value of the interest rate swap is recorded in the Other Long-Term Liabilities section of the Company’s Consolidated Balance Sheets.

Off-Balance Sheet Risk and Concentration of Credit Risk

The Company has no known off-balance sheet exposure or risk.

Certain financial instruments potentially subject us to concentrations of credit risk. These financial instruments consist primarily of trade receivables, interest rate swap agreements, cash and cash equivalents.

We place our cash and temporary cash investments with high credit quality financial institutions. We also periodically evaluate the credit-worthiness of the institutions with which we invest. We have entered into interest rate swap agreements to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. The floating rate payers under the interest rate swap agreements are nationally recognized counterparties and we believed to be of strong credit. While we may be exposed to losses due to non-performance of the counterparties or the calculation agents, we consider the risk remote and do not expect the settlement of these transactions to have a material adverse effect on our financial condition or results of operations.

New Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on guidance regarding “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” The guidance requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company previously accounted for this tax benefit as a reduction to its income tax provision. The guidance is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. Adoption of the guidance on January 1, 2008, did not have a material impact on the Company’s Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.

In December 2007, the FASB issued amended guidance regarding “Noncontrolling Interests in Consolidated Financial Statements,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The amended guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this amended guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The amended guidance also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of the amended guidance did not have a material impact on the Company’s Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.

In December 2007, the FASB issued revised guidance regarding “Business Combinations.” The revised guidance requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and also includes a substantial number of new disclosure requirements. The revised guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The revised guidance requires acquisition related costs to be expensed as incurred. During the first quarter of 2009, the Company expensed acquisition related costs of $868,000 that had been deferred pursuant to the prior guidance applicable to acquisitions that did not close prior to the adoption date of January 1, 2009. In addition, as a result of adoption the Company expensed $2.3 million of acquisition-related costs in 2009. Other than expensing acquisition costs deferred pursuant to prior guidance as discussed above, the adoption of the revised guidance did not have a material impact on the Company’s Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.

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

Effective January 1, 2009, the Company adopted amended guidance related to “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the amended guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Shares of restricted stock granted to employees under the Company’s 2005 Stock Incentive Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. The amended guidance was adopted via retroactive application for the years ended December 31, 2007 and 2008, resulting in a $0.02 and $0.03 decrease to basic EPS and a $0.01 and $0.02 decrease in diluted EPS for the years then ended, respectively.

In April 2009, the FASB issued amended guidance regarding “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments in interim financial information. The amended guidance also requires those disclosures in summarized financial information at interim reporting periods. Under the amended guidance, publicly traded companies must include disclosures about the fair value of their financial instruments whenever summarized financial information for interim reporting periods is issued. In addition, companies must disclose in the body or in the accompanying notes of their summarized financial information for interim reporting periods and in their financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized at fair value in the Company’s balance sheet. The amended guidance is effective for interim periods ending after June 15, 2009. Adoption of the amended guidance impacted disclosures only and did not have an impact on the Company’s Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.

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

In June 2009, the FASB issued FASB Accounting Standards Update (“FASB ASU”) 2009-01, Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FASB ASU 2009-01”). FASB ASU 2009-01 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. FASB ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the FASB ASU 2009-01 did not have a material impact on the Company’s Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.

In January 2010, the FASB issued FASB ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. FASB ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurements as set forth in the FASB Codification Subtopic 820-10. FASB ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years beginning after December 15, 2010. Early adoption is permitted. Adoption of FASB ASU 2010-06 impacts disclosures only and will not have an impact on the Company’s Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.

ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk

Our short-term excess cash balance, if any, is typically invested in money market funds. We do not invest in any derivative or commodity type instruments. Accordingly, we are subject to minimal market risk on our investments.

Under the terms of our credit facilities, as amended, our long-term secured debt facilities will mature November 2011. Our $400.0 million of indebtedness under Term Loan B, maturing in 2011, bears interest per year at either (a) LIBOR plus 1.75% or (b) a base rate plus 0.75%. On August 26, 2005, we entered into two identical interest rate swap agreements with nationally recognized counterparties for the purpose of fixing the interest on a portion of these borrowings. On September 26, 2008, we terminated one of our swap agreements and entered into a new replacement swap agreement effective September 30, 2008. Pursuant to the current swap agreements, we will pay a fixed rate of interest of 5.87% on a $350.0 million notional amount of Term Loan B from September 30, 2008 through November 23, 2011. The Term B incremental loans bear interest at either a base rate plus 1.00% (in the case of base rate loans) or LIBOR plus 2.00% (in the case of Eurodollar loans), at the election of Iowa Telecom.

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to $125.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $37.0 million of borrowings drawn under the revolving credit facility at December 31, 2009. With respect to our $77.8 million of borrowings under Terms Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from July 2011 through maturity in November 2011.

We pay interest at a fixed rate on all borrowings under Term Loans C and D through June 2011. Thereafter, we expect our interest rates under Term Loans C and D to convert to the Rural Telephone Finance Cooperative variable rate then in effect, as provided in the credit facilities.

With respect to our $11.2 million of borrowings at our EN-TEL subsidiary, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperation variable rate, from the dates of the current interest rate locks, which have expiration dates from 2010 through 2013, until the notes mature in 2018.

With respect to the $4.5 million of borrowings SHAL, LLC we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperation variable rate, from the dates on which the current fixed interest rates expire (January 2010 through January 2012) until the notes mature in January 2015.

A one percent change in the underlying interest rates for the variable rate debt that was outstanding on December 31, 2009 would have an impact of approximately $1,620,000 per year on our interest expense while our fixed rates and swaps are in place.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Iowa Telecommunications Services, Inc.

Newton, Iowa

We have audited the accompanying consolidated balance sheets of Iowa Telecommunication Services, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and other comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Iowa Telecommunication Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Des Moines, IA

February 26, 2010

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2009

(Dollars in Thousands, Except Per Share Amounts)

	2008	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,605	$12,259
Accounts receivable, net	23,320	22,632
Inventories	3,946	5,105
Prepayments and other current assets	3,149	7,857

Total Current Assets	42,020	47,853

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	601,782	672,270
Accumulated depreciation	(310,936)	(365,631)

Property, Plant and Equipment, net	290,846	306,639

GOODWILL	473,984	492,956
INTANGIBLE ASSETS AND OTHER, NET	36,904	51,238
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	16,174	17,141

Total Assets	$859,928	$915,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$39,000	$37,000
Accounts payable	11,017	12,408
Advanced billings and customer deposits	8,615	10,470
Accrued and other current liabilities	32,429	33,195
Current maturities of long-term debt	1,219	3,276

Total Current Liabilities	92,280	96,349

LONG-TERM DEBT	489,003	565,214
DEFERRED TAX LIABILITIES	47,575	60,783
OTHER LONG-TERM LIABILITIES	28,326	25,914

Total Liabilities	657,184	748,260

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY:
Iowa Telecommunications Services, Inc. stockholders’ equity Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,500,687 and 32,193,036 issued and outstanding, respectively	315	322
Additional paid-in capital	327,264	332,722
Accumulated deficit	(110,814)	(153,383)
Accumulated other comprehensive loss	(14,308)	(12,094)

Total Iowa Telecommunications Services, Inc. Stockholders’ Equity	202,457	167,567
Noncontrolling Interest	287	—

Total Stockholders’ Equity	202,744	167,567

Total Liabilities and Stockholders’ Equity	$859,928	$915,827

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(Dollars in Thousands, Except Per Share Amounts)

	2007	2008	2009
REVENUE AND SALES	$251,401	$246,965	$254,142
OPERATING COSTS AND EXPENSES:
Cost of services and sales (exclusive of items shown separately below)	78,246	78,091	83,640
Selling, general and administrative	42,227	44,714	56,401
Depreciation and amortization	48,992	53,694	61,092

Total Operating Costs and Expenses	169,465	176,499	201,133

OPERATING INCOME	81,936	70,466	53,009

OTHER INCOME (EXPENSE):
Interest and dividend income	928	938	1,880
Interest expense	(31,885)	(31,444)	(31,813)
Other, net	(719)	429	378

Total Other Expense, net	(31,676)	(30,077)	(29,555)

EARNINGS BEFORE INCOME TAXES	50,260	40,389	23,454
INCOME TAX EXPENSE	20,945	17,345	13,117

NET INCOME	29,315	23,044	10,337
Net loss attributable to noncontrolling interest	—	105	195

NET INCOME ATTRIBUTABLE TO IOWA TELECOMMUNICATIONS SERVICES, INC.	$29,315	$23,149	$10,532

EARNINGS PER SHARE:
Basic	$0.91	$0.71	$0.29

Diluted	$0.90	$0.70	$0.29

Dividends Declared Per Share	$1.62	$1.62	$1.62

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(Dollars in Thousands, Except Per Share Amounts)

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2006	31,379,670	$314	$322,016	$(59,976)	$5,345	$—	$267,699
Net income	—	—	—	29,315	—	—	29,315
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(8,629)	—	(8,629)
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	3,921	—	3,921

Total comprehensive income (loss)	—	—	—	29,315	(4,708)	—	24,607
Compensation from compensatory stock plans	82,447	—	2,687	—	—	—	2,687
Shares reacquired	(26,902)	—	(561)	—	—	—	(561)
Exercise of employee stock options	5,000	—	21	—	—	—	21
Income tax benefit related to stock compensation	—	—	7	—	—	—	7
Dividends declared ($1.62 per share)	—	—	—	(51,493)	—	—	(51,493)

Balance, December 31, 2007	31,440,215	314	324,170	(82,154)	637	—	242,967
Net income (loss)	—	—	—	23,149	—	(105)	23,044
Unrealized loss on derivatives, net of tax effect	—	—	—	—	(11,935)	—	(11,935)
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(3,010)	—	(3,010)

Total comprehensive income (loss)	—	—	—	23,149	(14,945)	(105)	8,099
Compensation from compensatory stock plans	87,825	1	3,552	—	—	—	3,553
Shares reacquired	(27,353)	—	(488)	—	—	—	(488)
Capital contributions from noncontrolling interest	—	—	—	—	—	392	392
Income tax benefit related to stock compensation	—	—	30	—	—	—	30
Dividends declared ($1.62 per share)	—	—	—	(51,809)	—	—	(51,809)

Balance, December 31, 2008	31,500,687	315	327,264	(110,814)	(14,308)	287	202,744
Net income (loss)	—	—	—	10,532	—	(195)	10,337
Unrealized gain on derivatives, net of tax effect	—	—	—	—	2,652	—	2,652
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(438)	—	(438)

Total comprehensive income (loss)	—	—	—	10,532	2,214	(195)	12,551
Compensation from compensatory stock plans	121,075	—	3,771	—	—	—	3,771
Shares reacquired	(68,164)	—	(925)	—	—	—	(925)
Exercise of employee stock options	639,438	7	696	—	—	—	703
Capital contributions from noncontrolling interest	—	—	32	—	—	358	390
Noncontrolling interest in acquired entities	—	—	—	—	—	3,319	3,319
Acquisition of noncontrolling interest	—	—	1,879	—	—	(3,769)	(1,890)
Income tax benefit related to stock compensation	—	—	5	—	—	—	5
Dividends declared ($1.62 per share)	—	—	—	(53,101)	—	—	(53,101)

Balance, December 31, 2009	32,193,036	$322	$332,722	$(153,383)	$(12,094)	$—	$167,567

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(Dollars in Thousands)

	2007	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,315	$23,044	$10,337
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	47,243	51,747	58,403
Amortization of intangible assets	1,749	1,947	2,689
Amortization of debt issuance costs	591	640	1,113
Deferred income taxes	19,973	17,286	12,843
Non-cash stock based compensation expense	2,687	3,553	3,771
Changes in operating assets and liabilities, net of effects of business acquisitions:
Receivables	576	(1,754)	3,164
Inventories	129	(15)	326
Accounts payable	(503)	1,267	(48)
Pension and postretirement benefit plan obligations	(2,655)	(4,147)	(687)
Other assets and liabilities	1,096	(5,012)	(733)

Net Cash Provided by Operating Activities	100,201	88,556	91,178

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,903)	(28,166)	(24,307)
Business acquisitions (net of cash acquired)	—	(33,100)	(81,179)
Purchase of wireless licenses	—	(5,938)	—

Net Cash Used in Investing Activities	(26,903)	(67,204)	(105,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	(13,000)	21,000	(2,000)
Proceeds from exercise of stock options	21	—	703
Issuance of long-term debt	—	—	75,000
Acquisition of noncontrolling interest	—	—	(1,890)
Capital contributions from noncontrolling interest	—	520	390
Shares reacquired	(561)	(488)	(925)
Payment of long-term debt	—	(599)	(1,585)
Payment of debt issuance costs	—	(351)	(2,009)
Dividends paid	(51,452)	(51,748)	(52,722)

Net Cash Provided by (Used in) Financing Activities	(64,992)	(31,666)	14,962

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,306	(10,314)	654
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,613	21,919	11,605

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,919	$11,605	$12,259

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$31,269	$31,609	$30,314

Cash paid for income taxes	$633	$399	$62

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

•	Dividends on common stock of $12,887 were declared on December 14, 2007 for shareholders of record as of December 31, 2007 and paid on January 15, 2008.

•	Dividends on common stock of $12,949 were declared on December 15, 2008 for shareholders of record as of December 31, 2008 and paid on January 15, 2009.

•	Dividends on common stock of $13,341 were declared on December 15, 2009 for shareholders of record as of December 31, 2009 and paid on January 15, 2010.

•

In the year ended December 31, 2008, the Company completed the purchase of Bishop Communications Corporation (“Bishop Communications”) for approximately $33.1 million net of cash received. See Note 20 for further information on the Company’s acquisition of Bishop Communications.

•

In the year ended December 31, 2009, the Company completed the purchase of (a) substantially all of the assets of Sherburne Tele Systems, Inc. (the “Sherburne Assets”) for approximately $79.7 million in cash (net of cash acquired), subject to certain tax adjustments, (b) New Ulm Telecom Inc.’s ownership interests in EN-TEL Communications, LLC, SHAL, LLC and SHAL Networks, Inc. for $1.9 million, and (c) substantially all of the assets of WH Comm (the “WH Comm Assets”) for $1.1 million. See Note 20 for further information on the Company’s acquisitions.

See notes to consolidated financial statements.

IOWA TELECOMMUNICATIONS SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description—Iowa Telecommunications Services, Inc. and subsidiaries (“Iowa Telecom” or the “Company”) is an integrated telecommunications network serving approximately 253,000 total access lines in Iowa, Minnesota and Missouri. Iowa Telecom provides local, long distance and Internet access and communications equipment primarily to rural residential and business customers, and provides access services to interexchange carriers (“IXCs”) and other communications companies. The company’s retail rates are primarily deregulated on a federal and state level. The vast majority of the Company’s interstate wholesale revenue is derived from access services provided to IXCs that are regulated on a price cap basis at the federal level. At the state level, the vast majority of similar revenue is regulated on a basis currently under determination by the Iowa Utilities Board although we believe it to be a price cap basis and retain the right to litigate this matter. The Company manages its business as one operating segment.

Windstream Merger Agreement— On November 23, 2009, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Windstream Corporation, a Delaware corporation (“Windstream”), and Buffalo Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Windstream (“Newco”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will merge with and into Newco, with Newco continuing as the surviving corporation (the “Merger”). Pursuant to the Merger Agreement, at the effective time and as a result of the Merger, each share of Iowa Telecom common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the Merger will be converted into and become exchangeable for (i) shares of common stock of Windstream at a fixed exchange ratio of 0.804 and (ii) $7.90 in cash. In connection with the Merger, each outstanding stock option under our 2002 Stock Incentive Plan will be converted into the right to receive the merger consideration, less the exercise price of the stock option. Each share of restricted stock awarded under our 2005 Stock Incentive Plan will be treated the same as any other outstanding share of Company common stock, but the forfeiture provisions and other terms and conditions of the restricted stock will continue to apply to the merger consideration received for the restricted stock and the cash portion of the consideration will be retained by Windstream until the restrictions have lapsed.

The transaction is expected to close mid - 2010. Completion of the Merger with Windstream is conditioned upon the receipt of certain governmental consents and approvals, and Iowa Telecom shareholders’ approval. The special meeting of the Company’s shareholders to vote on the Merger has been scheduled for March 25, 2010, and the proxy statement/prospectus for the special meeting was mailed to shareholders on or about February 22, 2010. No assurance can be given that the required conditions to closing will be satisfied or that the Merger will be completed.

Factors outside of management’s control could delay or prevent completion of the proposed Merger. In the event of a termination of the Merger Agreement, we may be required to pay Windstream a termination fee of $25.0 million in certain circumstances. Pending completion of the Merger, Iowa Telecom is subject various covenants contained in the Merger Agreement that restrict Iowa Telecom’s ability to operate its business outside the ordinary course of business.

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition—Revenue is recognized when evidence of an arrangement exists, the earning process is complete and collectability is reasonably assured. The prices for regulated services are filed in tariffs with the appropriate regulatory bodies that exercise jurisdiction over the various services. All revenues are recorded net of applicable taxes assessed by governmental authorities.

Local Services—Monthly recurring local line charges are billed to end users in advance. Revenue is recognized during the period these services are rendered. Billed but unearned revenue is deferred and recorded as a current liability included in advanced billings and customer deposits.

Network Access Services—Network access revenue primarily consists of switched access revenue billed to other carriers. Switched access revenue is billed in arrears based on originating and terminating minutes of use. Earned but unbilled switched access revenue is included in receivables. Network access revenue also contains special access revenue. Special access revenue is billed in advance based on recurring fees. Network access revenue and special access revenue is recognized in the month services are provided.

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

Allowance for Doubtful Accounts—The Company must make estimates of the uncollectability of its accounts receivables. The Company specifically analyzes accounts receivables and historic bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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

Goodwill and Other Intangible Assets—Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually (or more frequently under various conditions) for impairment in accordance with

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350, Intangibles – Goodwill and Other. Impairment occurs when the fair value of the asset is less than its carrying value. The Company performs its annual goodwill and other indefinite-lived intangible asset impairment test during the third quarter, primarily using discounted cash flow and market value of equity methodologies. Intangible assets with definite lives include the value assigned to customer relationships, tradenames and easements at the date of acquisition, which are being amortized using a straight-line method over 4 to 20 years.

While our wireless licenses are issued for only a fixed time, such licenses are subject to renewal by the FCC. Renewals of licenses occur routinely, subject to meeting certain build out requirements, and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses. As a result, we treat the wireless licenses as an indefinite-lived intangible asset under the provisions of FASB ASC 350 and test for impairment using the “Greenfield” approach.

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

Debt Issuance Costs—Deferred financing costs are amortized on a straight line basis over the term of the related debt issuance.

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

Stock-Based Compensation—The Company applies FASB ASC 718, Compensation – Stock Compensation, to stock based compensation. This statement requires companies to apply a fair value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date.

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award.

Fair Value of Financial Instruments—The estimated fair value of accounts receivable, accounts payable and revolving credit facility approximate their carrying values unless otherwise indicated. The carrying value of receivables, accounts payable and revolving credit facility approximate fair value based on their short-term nature.

Interest Rate Swap Agreements—The Company has entered into interest rate swap agreements which the Company designated as hedges against the variability in future interest payments due on $350.0 million of Term Loan B. The purpose of the swap agreements is to adjust the interest rate profile of the Company’s debt obligations, and to achieve a targeted mix of floating and fixed rate debt.

The swap agreements are accounted for in accordance with FASB ASC 815, Derivatives and Hedging, and qualify for cash flow hedge accounting of variable-rate debt. In accordance with this standard, all changes in fair market value of the swap instruments attributable to hedge ineffectiveness are reported currently in earnings and are recorded in the Other Income (Expense) section of the Company’s Consolidated Statements of Income.

Changes in fair market value of the swap instruments attributable to hedge effectiveness are recorded, net of income tax effects, in the Accumulated Other Comprehensive Loss section of the Company’s Consolidated Statements of Stockholders’ Equity and Comprehensive Income. Accordingly, in the event that the swap agreements no longer qualify for cash flow hedge accounting treatment, all changes in fair market value would be reported currently in earnings and recorded in the Other Income (Expense) section of the Company’s Consolidated Statements of Income.

The fair value of the Company’s interest rate swaps were determined based on the present value of the expected future cash flows using discount rates appropriate with consideration given to the Company’s and counterparties’ non-performance risk. The fair value of the interest rate swaps is recorded in the Other Long-Term Liabilities section of the Company’s Consolidated Balance Sheets.

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

Recently Issued Accounting Pronouncements— In June 2007, the Emerging Issues Task Force (“EITF”) reached consensus on guidance regarding “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” The guidance requires that the tax benefit related to dividend equivalents paid on restricted stock units that are expected to vest be recorded as an increase to additional paid-in capital. The Company previously accounted for this tax benefit as a reduction to its income tax provision. The guidance is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. Adoption of the guidance on January 1, 2008, did not have a material impact on the Company’s Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.

In December 2007, the FASB issued amended guidance regarding “Noncontrolling Interests in Consolidated Financial Statements,” which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The amended guidance clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this amended guidance requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The amended guidance also includes expanded disclosure requirements regarding the interest of the parent and its noncontrolling interest. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Adoption of the amended guidance did not have a material impact on the Company’s Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.

In December 2007, the FASB issued revised guidance regarding “Business Combinations.” The revised guidance requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and also includes a substantial number of new disclosure requirements. The revised guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The revised guidance requires acquisition related costs to be expensed as incurred. During the first quarter of 2009, the Company expensed acquisition related costs of $868,000 that had been deferred pursuant to the prior guidance applicable to acquisitions that did not close before to the adoption date of January 1, 2009. In addition, as a result of adoption the Company expensed $2.3 million of acquisition-related costs in 2009. Other than expensing acquisition costs deferred pursuant to prior guidance as discussed above, the adoption of the revised guidance did not have a material impact on the Company’s Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.

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

In April 2009, the FASB issued amended guidance regarding “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments in interim financial information. The amended guidance also requires those disclosures in summarized financial information at interim reporting periods. Under the amended guidance, publicly traded companies must include disclosures about the fair value of their financial instruments whenever summarized financial information for interim reporting periods is issued. In addition, companies must disclose in the body or in the accompanying notes of their summarized financial information for interim reporting periods and in their financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized at fair value in the company’s balance sheet. The amended guidance is effective for interim periods ending after June 15, 2009. Adoption of the amended guidance impacted disclosures only and did not have an impact on the Company’s Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.

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

In June 2009, the FASB issued FASB Accounting Standards Update (“FASB ASU”) 2009-01, Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FASB ASU 2009-01”). FASB ASU 2009-01 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. FASB ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the FASB ASU 2009-01 did not have a material impact on the Company’s Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.

In January 2010, the FASB issued FASB ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. FASB ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurements as set forth in the FASB Codification Subtopic 820-10. FASB ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years beginning after December 15, 2010. Early adoption is permitted. Adoption of FASB ASU 2010-06 impacts disclosures only and will not have an impact on the Company’s Consolidated Balance Sheets, Statements of Income or Statements of Cash Flows.

2. EARNINGS PER SHARE

Effective January 1, 2009, the Company adopted amended guidance related to “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the amended guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (“EPS”) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Shares of restricted stock granted to employees under the Company’s 2005 Stock Incentive Plan are considered participating securities as they receive non-forfeitable dividend equivalents at the same rate as common stock. The amended guidance was adopted via retroactive application for the years ended December 31, 2007 and 2008, resulting in a $0.02 and $0.03 decrease to basic EPS and a $0.01 and $0.02 decrease in diluted EPS for the years then ended, respectively.

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

	For the Year Ended December 31,
	2007	2008	2009
	(in thousands, except per share amounts)
Net income attributable to Iowa Telecommunications Services, Inc.	$29,315	$23,149	$10,532
Net income allocated to unvested compensatory stock	(593)	(811)	(1,187)

Net income attributable to Iowa Telecommunications Services, Inc. common shares	$28,722	$22,338	$9,345

Basic shares outstanding:
Weighted average basic shares outstanding	31,786	31,952	32,612
Less unvested compensatory stock included in weighted average basic shares outstanding	(371)	(475)	(678)

Weighted average shares outstanding for basic earnings per common share	31,415	31,477	31,934

Diluted shares outstanding:
Weighted average shares outstanding for basic earnings per common share	31,415	31,477	31,934
Add shares issuable upon exercise of stock options	540	579	269

Weighted average number of shares outstanding—diluted	31,955	32,056	32,203

Earnings Per Share:
Basic	$0.91	$0.71	$0.29
Diluted	$0.90	$0.70	$0.29

As of December 31, 2007, 2008 and 2009, total options outstanding were 677,579, 677,579 and 38,141, respectively.

3. REVENUES

The table below sets forth the components of our revenues and sales for the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
	(in thousands)
Local services	$73,918	$71,131	$74,859
Network access services	100,636	89,420	87,690
Toll services	21,213	23,010	22,234
Data and internet services	29,512	35,163	43,040
Other services and sales	26,122	28,241	26,319

Total revenues and sales	$251,401	$246,965	$254,142

4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31:

	2008	2009
	(in thousands)
Customers	$15,674	$15,727
Connecting companies	7,324	6,220
Other	1,576	1,884
Allowance for doubtful accounts	(1,254)	(1,199)

Total	$23,320	$22,632

The following is a summary of activity for the allowance for doubtful accounts during each of the three years ended December 31:

	Beginning Balance	Additional Charges to Income	Deduction From Reserve	Other	Ending Balance
	(in thousands)
Year ended December 31, 2007	$1,163	$53	$(611)	$—	$605
Year ended December 31, 2008	605	430	(518)	737	1,254
Year ended December 31, 2009	1,254	402	(457)	—	1,199

The Company grants credit to its customers in the normal course of business. At December 31, 2008 and 2009 the Company had outstanding trade receivables from telecommunications companies which totaled $7.3 million and $6.2 million, respectively. During 2007, 2008 and 2009, the Company did not have any customers that represented more than 10% of total revenue and sales.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

	Estimated Useful Lives	2008	2009
		(in thousands)
Land	—	$4,788	$5,891
Buildings	35 years	31,504	38,451
Plant and equipment	12-40 years	540,432	601,221
Furniture, vehicles and other	5-15 years	15,209	16,922
Construction in progress	NA	9,849	9,785

Total property, plant and equipment		601,782	672,270
Less accumulated depreciation		(310,936)	(365,631)

Total property, plant and equipment, net		$290,846	$306,639

6. GOODWILL, INTANGIBLE ASSETS AND OTHER

The Company performed its annual impairment review of goodwill and indefinite-lived intangible assets as required by FASB ASC 350, Intangibles—Goodwill and Other, as of August 31, 2008 and 2009. No impairment of goodwill or other long-lived intangible assets resulted from the annual valuation.

	December 31, 2007		2008 Acquisitions		December 31, 2008		2009 Acquisitions		December 31, 2009
	(in thousands)
Goodwill	$466,554	(1)	$7,430	(2)	$473,984	(1)	$18,972	(3)	$492,956	(1)

(1)	Goodwill for the years ended December 31, 2007, 2008 and 2009 include accumulated impairment losses of $98.4 million.
(2)	The purchase of Bishop Communications increased goodwill by $7.4 million in 2008 on the acquisition date.
(3)	The purchase of Sherburne Assets, the WH Comm Assets and a controlling interest in SHAL, LLC and SHAL Networks, Inc. increased goodwill by $19.6 million on the acquisition date. This increase in goodwill was offset by a $584,000 adjustment related to finalization of Bishop Communications purchase accounting.

During 2008, the purchase of Bishop Communications increased indefinite-lived intangibles and other assets by $7.7 million on the acquisition date. During 2009, the Company acquired the Sherburne Assets, the WH Comm Assets and a controlling interest in SHAL, LLC and SHAL Networks, Inc. which increased definite-lived intangibles by $15.6 million and wireless licenses by $1.3 million on the acquisition date. Intangible assets and other consisted of the following at December 31:

	Life	2009
		Cost	Accumulated Amortization	Net Book Value
		(in thousands)
Definite-lived intangible assets	4-20 years	$31,792	$(8,288)	$23,504
Debt issuance costs	7 years	6,498	(3,589)	2,909
Wireless licenses	—	18,987	—	18,987
Other assets	NA	5,838	—	5,838

Total		$63,115	$(11,877)	$51,238

	Life	2008
		Cost	Accumulated Amortization	Net Book Value
		(in thousands)
Definite-lived intangible assets	6-20 years	$16,996	$(6,378)	$10,618
Debt issuance costs	7 years	4,489	(2,476)	2,013
Wireless licenses	—	17,691	—	17,691
Other assets	NA	6,582	—	6,582

Total		$45,758	$(8,854)	$36,904

Amortization expense for definite-lived intangible assets was $1.7 million, $1.9 million and $2.7 million for the years ended December 31, 2007, 2008 and 2009, respectively. Amortization expense is calculated on the straight-line method unless there is a method that more accurately reflects the consumption of the benefit provided by the intangible asset. Estimated annual amortization expense for definite-lived intangible assets for each of the next five years and cumulative thereafter is as follows (in thousands):

2010	$3,295
2011	2,935
2012	2,553
2013	2,247
2014	2,159
Thereafter	10,315

Total	$23,504

7. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following at December 31:

	2008	2009
	(in thousands)
Property tax payable	$8,312	$8,456
Dividends payable	12,949	13,341
Accrued compensation	6,777	6,690
Other	4,391	4,708

Total	$32,429	$33,195

8. LONG-TERM DEBT

Long-term debt obligations consisted of the following at December 31:

	2008	2009
	(in thousands)
Iowa Telecom Senior Secured Credit Facility:
Credit Facility Term Loan B (including Incremental Term Loan)	$400,000	$475,000
Credit Facility Term Loan C	70,000	70,000
Credit Facility Term Loan D	7,778	7,778
EN-TEL debt	12,444	11,225
SHAL, LLC debt	—	4,487

	490,222	568,490
Less current portion	1,219	3,276

Long-term debt obligations, net of current portion	$489,003	$565,214

The aggregate maturities of long-term debt obligations for each of the next five years and thereafter subsequent to December 31, 2009 are as follows (excluding mandatory prepayment of Term Loans B, C and D):

Year Ended December 31,	Term Loan B	Term Loan C	Term Loan D	EN-TEL Debt	SHAL, LLC	Total
	(in thousands)
2010	$—	$—	$—	$1,314	$772	$2,086
2011	475,000	70,000	7,778	1,417	830	555,025
2012	—	—	—	1,528	892	2,420
2013	—	—	—	1,647	960	2,607
2014	—	—	—	1,777	1,033	2,810
Thereafter	—	—	—	3,542	—	3,542

Total	$475,000	$70,000	$7,778	$11,225	$4,487	$568,490

Iowa Telecom Long-Term Debt and Revolving Credit Facilities

As of December 31, 2009, the Company had outstanding $552.8 million of senior debt under the term facilities, and had $37.0 million drawn under the $100 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100 million (less amounts reserved for letters of credit up to a maximum amount of $25 million). As of December 31, 2009, $37.0 million was outstanding on the revolving credit facility and $63.0 million was available. Borrowings under the revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of December 31, 2009, the Company had $37.0 million outstanding under LIBOR elections at an all-in rate of 2.2%. As of December 31, 2008, the Company had $39.0 million outstanding under a base rate election at an all-in rate of 2.6%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of December 31, 2009, $350.0 million was outstanding under Term Loan B based upon a LIBOR election effective through March 30, 2010, at an all-in rate of 2.01%. The all-in rate as of December 31, 2008 was 3.22%. The Company entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of December 31, 2009, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through January 21, 2010, at an all-in rate of 1.99%. The all-in rate as of December 31, 2008 was 3.19%.

On July 1, 2009, Iowa Telecom entered into an Incremental Loan Amendment (the “Incremental Amendment”) to the Amended and Restated Credit Agreement dated as a November 23, 2004 (as amended from time to time, the “Credit Agreement”), among Iowa Telecom, the lenders party thereto and the Rural Telephone Finance Cooperative, as administrative agent. Pursuant to the Incremental Amendment, Iowa Telecom borrowed $75.0 million in incremental loans under the incremental loan facility provided under the Credit Agreement. The incremental loans bear interest at either a base rate plus 1.00% (in the case of base rate loans) or LIBOR plus 2.00% (in the case of Eurodollar loans), at the election of Iowa Telecom. The incremental loans are subject to the terms and conditions of the Credit Agreement and are entitled to the benefits of the collateral security provided to the other loans made pursuant to the Credit Agreement. The maturity date of the incremental loans is November 23, 2011. As of December 31, 2009, the interest rate on the $75.0 million was based upon a LIBOR election effective through January 5, 2010 at an all-in-rate of 2.29%.

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

As a condition of borrowing under Term Loans C and D, the Company is required to invest $7.8 million, representing 10% of the total amounts of Term Loans C and D, in Subordinated Capital Certificates (“SCCs”) of the Rural Telephone Finance Cooperative. The Rural Telephone Finance Cooperative will redeem the SCCs in proportion to principal repayments on Term Loans C and D. SCCs are non-interest bearing but, as a member of the Rural Telephone Finance Cooperative, the Company shares proportionately in the institution’s net earnings. The Company has received and holds $5.9 million in Patronage Capital Certificates from the Rural Telephone Finance Cooperative. The Company’s share of Rural Telephone Finance Cooperative net earnings, included in interest and dividend income was $543,000, $501,000, and $504,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

The Iowa Telecom credit facilities are secured by substantially all of the Company’s tangible and intangible assets, properties and revenues. The credit facilities are guaranteed by all of the Company’s wholly-owned subsidiaries.

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

The Iowa Telecom credit facilities require the Company, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require the Company, subject to certain exceptions, to make prepayments under the credit facilities for equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans (adjusted to exclude the effects of borrowings to fund permitted acquisitions) through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. A mandatory prepayment of $1.3 million is due prior to April 30, 2010 under these provisions.

The Iowa Telecom credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which the Company was in compliance with as of December 31, 2009.

EN-TEL Communications LLC (“EN-TEL”) Debt

On July 18, 2008, the Company acquired Bishop Communications. As part of the acquisition, the Company assumed debt of $13.0 million issued by EN-TEL, a majority-owned subsidiary of Bishop Communications. The EN-TEL debt consists of promissory notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes bear interest at an average all-in fixed rate of 7.04%. As of December 31, 2008, the all-in rate was 7.19%. The notes have a fixed interest rate for specific periods of time ranging from January 2010 through December 2013 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The promissory notes total $11.2 million as of December 31, 2009 and mature in 2015 and 2018. Principal payments of $599,000 and $1.2 million were made in 2008 and 2009, respectively.

The notes are secured by the assets of EN-TEL. The debt agreements restrict dividends paid by EN-TEL, and no amounts are currently available for dividends.

As a condition of borrowing from the RTFC the Company is required to invest $1.2 million in SCCs.

SHAL, LLC Notes Payable

On July 1, 2009, the Company acquired the Sherburne Assets. As part of the acquisition, the Company became the majority owner of SHAL, LLC. As a result, the Company began reflecting the results of operations, cash flows and financial position of SHAL, LLC on a consolidated basis. At the time of the acquisition of the Sherburne Assets, SHAL, LLC had debt outstanding of $4.9 million. The debt is represented by promissory notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.25%. The notes have a fixed interest rate for specific periods of time ranging from January 2010 through January 2012 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The promissory notes total $4.5 million as of December 31, 2009 and mature in January 2015. Principal payments of $718,000 were made in 2009. This includes $365,000 since SHAL, LLC became a consolidated subsidiary on July 1, 2009.

The notes are secured by the assets of SHAL, LLC and SHAL Networks, Inc. The debt agreements restrict dividends paid by SHAL, LLC and no amounts are currently available for dividends.

As a condition of borrowing from the RTFC the Company is required to invest $260,000 in SCCs.

Interest Rate Swap

On August 26, 2005, the Company amended an interest rate swap agreement that was originally entered into on November 4, 2004. The amended swap agreement resulted in two identical swap agreements which each fixed the interest rate the Company will pay on $175.0 million of indebtedness under Term Loan B, for a total swap notional value of $350.0 million. Effective September 26, 2008, the Company terminated one of these swap agreements which the Company had designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. The Company entered into a new swap agreement effective September 30, 2008, to replace the terminated swap agreement. The amended terms of the new swap agreement and the remaining swap agreement effective August 31, 2005, effectively convert the variable rate interest payments due on $350.0 million of Term Loan B to a fixed rate of 5.87% through maturity on November 23, 2011.

9. COMMON AND PREFERRED STOCK

Common Stock—The Company is authorized to issue 100,000,000 shares of common stock, $0.01 par value. Holders of common stock have one vote per share. As of December 31, 2008 and 2009, respectively, the Company had 31,500,687 and 32,193,036 shares of common stock issued and outstanding.

Preferred Stock—The Company’s Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock, $0.01 par value, in one or more series, from time to time, with such designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as may be provided in a resolution or resolutions adopted by the Board of Directors. The authority of the Board of Directors includes, but is not limited to, the determination of the following with respect to any such series: (i) the number of shares; (ii) the dividend rate and time of payment, if any, whether such dividends are cumulative, and if so, from which date; (iii) whether shares are to be redeemable and, if so, the terms and amount of any sinking fund providing for the purchase or redemption of such shares; (iv) whether shares shall be convertible and, if so, the terms and provisions thereof; (v) the rights of the shares in the event of voluntary or involuntary liquidation, dissolution or winding up affairs of the Company; (vi) whether the shares will have priority over or be on a parity with or be junior to any other class or series in any respect; and (vii) whether the shares will have voting rights. As of December 31, 2008 and 2009, there were no shares of preferred stock issued and outstanding.

10. INCOME TAXES

The Company’s provision for income taxes for the years ended December 31, 2007, 2008 and 2009 differed from the amounts determined by applying the statutory federal income tax rate of approximately 35% to income before taxes for the following reasons:

	2007	2008	2009
	(in thousands)
Expense at Federal Rate	$17,591	$14,135	$8,277
Increase resulting from:
State income tax	3,190	2,607	3,181
Transaction costs	—	—	1,002
Other, net	164	603	657

Total income tax expense	$20,945	$17,345	$13,117

Income tax expense consisted of the following for the years ended December 31:

	2007	2008	2009
	(in thousands)
Current Tax Expense (Benefit):
Federal	$712	$(90)	$90
State	260	149	184
Deferred Income Tax Expense:
Federal	17,032	13,424	8,133
State	2,941	3,862	4,710

Total income tax expense	$20,945	$17,345	$13,117

Current income tax expense for 2007, 2008 and 2009 was primarily due pursuant to alternative minimum tax requirements.

The Company’s deferred income tax asset (liability) consisted of the following temporary differences at December 31:

	2008	2009
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforward	$58,998	$60,795
Allowance for doubtful accounts	266	259
Alternative minimum tax credit carryforward	1,513	1,656
Stock-based compensation	2,776	1,722
Loss on interest rate swap	9,298	7,447
Other	1,554	2,231

Total	$74,405	$74,110

Deferred Tax Liabilities:
Depreciation and amortization	$(120,650)	$(132,303)
Other	(1,486)	(4,063)

Total	$(122,136)	$(136,366)

Net deferred tax liability	$(47,731)	$(62,256)

Current deferred tax liability	$(156)	$(1,473)
Long-term deferred tax liability	(47,575)	(60,783)

Total deferred tax liability	$(47,731)	$(62,256)

The Company files income tax returns in the U.S. federal jurisdiction and five state jurisdictions. The Company has been notified by the Minnesota Department of Revenue that an acquired subsidiary will be reviewed. The review covers both pre and post acquisition periods. The Company is fully indemnified for any tax obligations related to the pre-acquisition period. At this time, the Company is unable to predict the outcome of the review related to the post-acquisition period. The Company is not currently under income tax examination in any other jurisdiction. For federal and state tax purposes, the Company’s 2001 through 2009 tax years remain open for examination by the tax authorities due to net operating losses remaining to be utilized.

The Company had no unrecognized tax benefits or uncertain tax positions that are not more likely than not of being sustained on audit based on the technical merits of the position as of December 31, 2008 and 2009.

The Company determined that, based upon the evidence available as of the end of each period, the combination of the continued generation of taxable income and the taxable income generated from reversing temporary differences will be, more likely than not, sufficient to utilize the entire deferred tax asset. As such, the Company determined that no valuation allowance was required for its deferred tax assets as of December 31, 2007, 2008 and 2009.

At December 31, 2009, the Company had unused tax net operating loss carryforwards of approximately $154 million which expire in 2021 to 2024.

11. OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss was comprised of the following components as of December 31:

	2008	2009
	(in thousands)
Cumulative unrealized loss on derivative, net of taxes	$(12,917)	$(10,265)
Minimum pension liability adjustment, net of taxes	(2,374)	(1,938)
Minimum other postretirement benefit obligation, net of taxes	983	109

	$(14,308)	$(12,094)

Components of other comprehensive income (loss) for the twelve months ended December 31 were:

	Other Comprehensive Income
	2007	2008	2009
	(in thousands)
Unrealized gain (loss) on derivatives	$(14,700)	$(20,528)	$4,595
Income tax benefit (expense)	6,071	8,593	(1,943)
Minimum pension liability adjustment and other postretirement benefit obligation	6,680	(5,177)	(759)
Income tax benefit (expense)	(2,759)	2,167	321

Total other comprehensive income (loss)	$(4,708)	$(14,945)	$2,214

12. LEASES

The Company leases property in various locations throughout its service area and also leases fiber optic capacity under lease agreements through SHAL Networks and SHAL, LLC subsidiaries. Future rental payments and lease related commitments required under operating leases that have initial or remaining lease terms in excess of one year are as follows as of December 31, 2009 (in thousands):

2010	$1,510
2011	1,360
2012	1,159
2013	1,129
2014	1,001
Thereafter	1,907

Total	$8,066

Rental expense for the years ended December 31, 2007, 2008 and 2009 was $415,000, $402,000, and $1.1 million, respectively.

13. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan, that covers many former GTE Midwest Incorporated (“GTE”) employees. The provisions of the Plan were assumed by the Company in connection with the Company’s acquisition of the Iowa operations of GTE Midwest Incorporated in 2000 (the “GTE Acquisition”). The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump-sum benefits and various annuity options. Approximately 40 employees accrue benefits under the Plan.

Components of pension benefit costs and weighted average actuarial assumptions at December 31 were:

	2007	2008	2009
	(in thousands)
Pension benefit cost:
Service cost	$236	$220	$245
Interest cost	738	753	806
Expected return on plan assets	(615)	(700)	(673)
Amortization of unrecognized actuarial loss	168	10	227
Amortization of prior service cost	—	27	27

Net periodic benefit cost	$527	$310	$632

Actuarial assumptions:
Discount rate	5.75%	6.50%	6.25%
Expected return on plan assets	7.00%	7.00%	7.00%
Long-term rate of compensation increase	4.00%	4.00%	4.00%

The change in projected benefit obligation, change in plan assets, and funded status of the Plan at December 31 were:

	2008	2009
	(dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$11,450	$13,031
Service cost	220	245
Interest cost	753	806
Actuarial loss	754	535
Benefits paid	(146)	(159)

Projected benefit obligation at end of year	$13,031	$14,458

Change in plan assets:
Fair value of plan assets at beginning of year	$9,576	$9,390
Actual return on plan assets	(1,040)	1,393
Employer contributions	1,000	750
Benefits paid	(146)	(159)

Fair value of plan assets at end of year	$9,390	$11,374

Funded status at end of year:
Benefit obligation in excess of plan assets	$(3,641)	$(3,084)

Amounts recognized in accumulated other comprehensive loss:
Net loss	$3,557	$3,145
Prior service cost	250	223

Net amount recognized at year end	$3,807	$3,368

Actuarial assumptions:
Discount rate	6.25%	6.00%
Lump sum conversion rate-Salaried Employees	5.75%	5.50%
Lump sum conversion rate-Hourly Employees	5.25%	5.00%
Long-term rate of compensation increase	4.00%	4.00%

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost over the next fiscal year are $186,000 and $27,000, respectively.

The discount rate the Company used is based on the yield of a portfolio of high quality, fixed income debt instruments matched against the timing and amounts of projected future benefits. The expected return on plan assets is based on the Company’s asset allocation mix and historical returns, taking into account current and expected market conditions. The actual return on pension plan assets, net of trust paid expenses, was 14.4% in 2009 and (10.4%) in 2008.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31 were:

	2008	2009
	(in thousands)
Projected benefit obligation	$13,031	$14,458
Accumulated benefit obligation	11,225	12,253
Fair value of plan assets	9,390	11,374

Cash Contributions

The following table details the Company’s cash contributions to the Plan for the years ended December 31, 2008 and 2009, and the expected contributions for 2010 (in thousands):

2008	$1,000
2009	750
2010 (expected)	750

The Company’s policy with respect to funding the qualified plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not more than the maximum amount deductible for tax purposes.

Benefit Payments

The following table details expected benefit payments for the years 2010 through 2019 (in thousands):

2010	$738
2011	788
2012	864
2013	921
2014	1,043
Years 2015 – 2019	7,948

Asset Allocation Strategy

The Company’s pension plan asset allocation at December 31, 2008 and 2009, and target allocation for 2010 were as follows:

	Target Allocation	Percentage of Plan Assets December 31,
Assets Category	2010	2008	2009
Equity securities	35%	23%	35%
Debt securities	65%	76%	65%
Cash equivalents	—%	1%	—%

Total	100%	100%	100%

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

Defined Contribution Plan

The Company participates in separate 401(k) savings plans for salaried and hourly employees that allow for voluntary contributions into designated investment funds. The 401(k) plans cover all full-time salaried and hourly employees, with the Company matching employees’ contributions at the rate of either 75% or 66% of the first 6% of earnings deferred. The Company makes an annual non-elective contribution in the amount of 3% of eligible compensation on behalf of eligible employees. Company contributions to the plans were $1.9 million, $2.0 million and $2.5 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Postretirement Benefits

The Company assumed a postretirement benefit obligation plan for employees who qualified for benefits at the date of the GTE Acquisition. This plan provides for certain medical and life insurance benefits to select employees who satisfy the requirements for an early or normal pension under the defined benefit pension plan.

During the second quarter of 2007, the Company amended its post retirement welfare plan. The amendment eliminated medical benefits for certain retirees and reduced benefits for others. Life insurance benefits were eliminated for most retirees covered under the plan. At the time of the plan amendment, approximately 58% of employees covered under the plan chose to opt-out of the postretirement welfare plan. The significant change in the number of plan participants required a re-measurement of the benefit obligations. The re-measurement resulted in a curtailment gain of $247,000 and a reduction in the liability recorded for prior service costs of $5.6 million, which was to be amortized over 5.31 years as a component of the annual cost.

During the fourth quarter of 2008, the Company modified the agreement with the Communications Workers of America. The modification resulted in another 26 employees opting out of the retiree medical plan effective November 30, 2008. This triggered a plan curtailment which required the immediate recognition of a portion of the remaining $3.8 million unrecognized prior service credit that was being amortized over 5.31 years. Although the 26 opt-out employees represented only 29% of the plan participants, they were on average younger than the other participants. This resulted in a curtailment service ratio of 66.2% and a curtailment gain of $2.5 million in the fourth quarter of 2008, which was recorded in the cost of services and sales section of the Company’s Consolidated Statements of Income.

During the second quarter of 2009, the Company eliminated a portion of the postretirement welfare benefits. The elimination of life insurance benefits for a significant portion of the total active participants triggered a plan curtailment. The curtailment required the immediate recognition of an unrecognized prior service credit of $590,000, which was recorded in the cost of services and sales section of the Company’s Consolidated Statements of Income.

Components of postretirement benefit costs and weighted average actuarial assumptions at December 31, were:

	2007	2008	2009
	(dollars in thousands)
Postretirement benefit cost (income):
Service cost	$76	$13	$5
Interest cost	306	190	165
Amortization of unrecognized prior service credit	(757)	(1,007)	(330)
Amortization of unrecognized net actuarial loss	88	13	—

Net periodic benefit income	(287)	(791)	(160)
Curtailment gain	(247)	(2,507)	(590)

Total postretirement benefit income, with adjustments	$(534)	$(3,298)	$(750)

Actuarial assumptions:
Discount rate	5.50%	6.00%	6.25%

The change in accumulated benefit obligation of the plan at December 31 were:

	2008	2009
	(dollars in thousands)
Change in accumulated benefit obligation:
Accumulated benefit obligation at beginning of year	$3,545	$2,809
Service cost	13	5
Interest cost	190	165
Actuarial gain (loss)	(499)	293
Benefits paid	(159)	(407)
Amendments	(281)	(16)

Accumulated benefit obligation at end of year	$2,809	$2,849

Amounts recognized in the balance sheet:
Current liabilities	$285	$282
Non-current liabilities	2,524	2,567

Net amount recognized at year end	$2,809	$2,849

Amounts recognized in accumulated other comprehensive income:
Net loss	$137	$431
Prior service credit	(1,524)	(621)

Net amount recognized at year end	$(1,387)	$(190)

Actuarial assumptions:
Discount rate	6.25%	5.25%

The estimated net loss and prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit income over the next fiscal year are $45,000 and ($244,000), respectively.

The health care cost trend rate used in determining the accumulated postretirement benefit obligation at December 31, 2008 and 2009 was assumed to be 9.5%.

Assumed health care cost trend rates have a minor effect on the amount reported for health care plans. A one percentage point change in the assumed health care cost trend rates would have no impact on total service, interest cost components or accumulated postretirement benefit obligations for the year ended December 31, 2009.

Cash Contributions and Benefit Payments

The Company’s postretirement benefits are unfunded, and therefore cash contributions for postretirement benefits are equal to the benefit payments.

The following table details the cash contributions and benefit payments for the years ended December 31, 2007, 2008 and 2009, and the expected cash contributions and benefit payments for 2010 through 2019 (in thousands):

2007	$246
2008	159
2009	407
2010 (expected)	282
2011 (expected)	292
2012 (expected)	264
2013 (expected)	254
2014 (expected)	253
Years 2015 – 2019 (expected)	1,054

All benefit payments for other postretirement benefits are voluntary, as the postretirement plans are not funded, and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent claims paid for medical and life insurance, and the Company anticipates the 2010 postretirement benefit payments will be made from cash generated from operations.

14. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares, of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s initial public offering, 1,157,778 have been exercised and 38,141 remained outstanding as of December 31, 2009. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the Company’s initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

The Company recorded $1.0 million, $1.1 million and $293,000 of stock-based compensation expense during 2007, 2008 and 2009, respectively, to reflect the change in the fair value of the options from the reduction of the exercise price resulting from the declaration of cash dividends.

The fair value of each option grant and subsequent modification is estimated using the Black-Scholes option-pricing model. The table below depicts the weighted-average assumptions used in determining the options’ fair value at the time of the exercise price reductions.

	Year Ended December 31,
	2007		2008		2009
Weighted average expected life	2.23	yr	1.29	yr	0.44	yr
Risk free interest rate	4.14%		1.38%		0.11%
Volatility	22	%(1)	33.8%		39.5%
Dividend yield	0%		0%		0%

(1)	Because the Company’s stock had not been publicly traded long enough to establish a reliable historical volatility rate, the average historical volatility rate for a pool of similar entities was used.

A summary of the status of options granted under the 2002 Incentive Plan as of December 31, 2008 and 2009, and the changes during the years then ended, is presented below:

	Year Ended December 31, 2008		Year Ended December 31, 2009
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF YEAR	677,579	$3.10	677,579	$1.48
Exercised	—	$—	(639,438)	$1.10

OUTSTANDING AT END OF YEAR	677,579	$1.48	38,141	$0.24

OPTIONS EXERCISABLE AT END OF YEAR	677,579	$1.48	38,141	$0.24

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding		Options Exercisable
Exercise Price per Share Range	Number	Weighted Average Remaining Contractual Life In Years	Number	Weighted Average Exercise Price per Share	Weighted Average Aggregate Intrinsic Value
$0.01 to $0.50	38,141	2.3	38,141	$0.24	$630,246

The weighted average exercise price of options exercisable at December 31, 2009, reflects the reductions required by the 2002 Incentive Plan as a result of the declaration of cash dividends. Pursuant to the 2002 Incentive Plan, all options became fully vested on November 23, 2004, as a result of the change in share ownership resulting from the Company’s initial public offering of common stock.

The total intrinsic value of options exercised during 2007 was $93,000. There were no options exercised during 2008. The total intrinsic value of options exercised during 2009 was $6.8 million. The Company received total cash proceeds of $21,000 and $703,000 related to the exercise of options during 2007 and 2009, respectively. The income tax benefit realized as a result of options exercised was $7,000 and $100,000 during 2007 and 2009, respectively.

The Company has a policy that permits the repurchase of a portion of vested shares from participants upon their option exercise in order to satisfy tax withholding obligations. The aggregate fair market value of such repurchases may not exceed the participant’s minimum statutory tax withholding obligation due upon option exercise. No shares were reacquired for this purpose in 2007 and 2008. During 2009, the Company reacquired 26,946 shares for this purpose.

2005 Stock Incentive Plan

The Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) allows for the issuance of up to an aggregate of 1.5 million shares of restricted or unrestricted stock, of which 1,025,800 shares of restricted stock, net of forfeitures and cancellations, have been awarded to various officers and employees of the Company and 14,757 shares of unrestricted stock have been issued to members of the Company’s Board of Directors.

A summary of the status of the restricted shares awarded pursuant to the 2005 Incentive Plan as of December 31, 2008 and 2009, and the changes during the years then ended, is presented below:

	Year Ended December 31, 2008			Year Ended December 31, 2009
	Shares		Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
OUTSTANDING AT BEGINNING OF YEAR	378,475		$19.64	471,150	$18.77
Granted	174,500	(1)	16.73	399,000 (2)	13.63
Vested	(81,825)		18.47	(115,075)	19.43
Cancelled/Forfeited	—		—	(8,000)	14.51

OUTSTANDING AT END OF YEAR	471,150		$18.77	747,075	$15.97

(1)	Weighted average vesting period at grant date for shares granted is 61 months.
(2)	Weighted average vesting period at grant date for shares granted is 46 months.

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award. The Company recorded $1.7 million, $2.4 million and $3.4 million of stock-based compensation expense related to the 2005 Incentive Plan during 2007, 2008 and 2009, respectively. The remaining amount to be charged to expense for unvested awards over the remaining service periods of 3.25 years is $8.1 million. The Company also recorded $13,000, $93,000 and $77,000 of expense during 2007, 2008 and 2009, respectively, related to the unrestricted shares issued to members of its Board of Directors. The total fair value of shares vested during 2007, 2008 and 2009 was $1.7 million, $1.5 million and $1.4 million, respectively.

The Company has a policy that permits the repurchase of a portion of vested shares from participants upon their vesting in order to satisfy tax withholding obligations. The aggregate fair market value of such repurchases may not exceed the participant’s minimum statutory tax withholding obligation due upon vesting. During 2007, 2008 and 2009, the Company reacquired 26,902 shares, 27,353 shares and 41,218 shares respectively, for this purpose.

During 2007, 2008 and 2009, the Company recognized $1.0 million, $1.1 million and $1.5 million, respectively, of income tax benefit related to this plan.

15. RELATED PARTY TRANSACTIONS

During 2007, there were no material related party transactions. In 2008, the Company leased fiber both to and from certain entities that are accounted for using the equity method. In 2009, the Company leased fiber routes and internet connections to and paid access charges to an equity method investee which Iowa Telecom acquired additional ownership interests in through multiple acquisitions in 2009 resulting in an ownership interest of 31.6% as of December 31, 2009. The following table summarizes the amounts included in the accompanying financial statements related to these services:

	2008	2009
	(in thousands)
Revenues	$91	$530
Expenses	$30	$591
Accounts receivable	$215	$16
Prepayments and other current assets	$—	$38
Other long-term liabilities	$—	$208

In 2008 and 2009, the Company was reimbursed $387,000 and $209,000, respectively, for labor, management and other services provided to certain entities that are accounted for using the equity method.

16. COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date the financial statements were issued.

On November 23, 2009, the Company entered into a definitive Agreement and Merger Agreement with Windstream, and Buffalo Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary (“Newco”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, we will merge with and into Newco, with Newco continuing as the surviving corporation (the “Merger”). Pursuant to the Merger Agreement, at the effective time and as a result of the Merger, each share of Iowa Telecom common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the Merger will be converted into and become exchangeable for (i) shares of common stock of Windstream at a fixed exchange ratio of 0.804 and (ii) $7.90 in cash. In connection with the Merger, each outstanding stock option under our 2002 Stock Incentive Plan will be converted into the right to receive the merger consideration, less the exercise price of the stock option. Each share of restricted stock awarded under our 2005 Stock Incentive Plan will be treated the same as any other outstanding share of Company common stock, but the forfeiture provisions and other terms and conditions of the restricted stock will continue to apply to the merger consideration received for the restricted stock and the cash portion of the consideration will be retained by Windstream until the restrictions have lapsed.

The transaction is expected to close mid - 2010. Completion of the Merger with Windstream is conditioned upon the receipt of certain governmental consents and approvals, and Iowa Telecom shareholders’ approval. The special meeting of the Company’s shareholders to vote on the Merger has been scheduled for March 25, 2010, and the proxy statement/prospectus for the special meeting was mailed to shareholders on or about February 22, 2010. No assurance can be given that the required conditions to closing will be satisfied or that the Merger will be completed. Pending completion of the Merger, Iowa Telecom is subject various covenants contained in the Merger Agreement that restrict Iowa Telecom’s ability to operate its business outside the ordinary course of business.

Factors outside of management’s control could delay or prevent completion of the proposed Merger. In the event of a termination of the Merger Agreement, we may be required to pay Windstream a termination fee of $25.0 million in certain circumstances.

In addition, on November 24, 2009, a purported shareholder of Iowa Telecom filed a petition styled as a class action lawsuit in the Iowa District Court for Jasper County. The case caption is: Stephen Smigel on behalf of himself and all others similarly situated v. Iowa Telecommunications Services, Inc., Alan L. Wells, Kenneth R. Cole, Norman C. Frost, Brian G. Hart, H. Lynn Horak, Craig A. Lang, Kendrik A. Packer and Windstream Corporation. The petition alleges that Iowa Telecom’s board members breached their fiduciary duties in agreeing to the Merger and that Windstream aided and abetted in the breaches of fiduciary duties. The petition asserts, among other things, that the consideration to be paid to Iowa Telecom’s shareholders is insufficient. The lawsuit seeks to enjoin the Merger. On December 15, 2009, Iowa Telecom moved to dismiss this petition. Windstream moved to dismiss the petition on January 4, 2010. Those motions remain pending. The plaintiff filed a motion for expedited discovery on December 22, 2009. A hearing was held on the plaintiff’s motion for expedited discovery on January 15, 2010. The Court decided that it would defer a decision on the motion for expedited discovery until it decided Iowa Telecom’s and Windstream’s motions to dismiss.

On December 4, 2009, a second purported shareholder of Iowa Telecom filed a petition styled as a class action lawsuit in the Iowa District Court for Jasper County. The case caption is: Francine Gerendasy, individually and on behalf of all others similarly situated v. Alan L. Wells, Kenneth R. Cole, Norman C. Frost, Brian G. Hart, H. Lynn Horak, Craig A. Lang, Kendrik E. Packer, Iowa Telecommunications Services, Inc., Windstream Corporation, and Buffalo Merger Sub, Inc. Two additional substantially similar petitions were filed in the Iowa District Court for Jasper County on December 23 and December 29, 2009, respectively. Each of these petitions contains substantially similar allegations to the above-described petition.

On December 11, 2009, a purported shareholder filed a complaint in the United States District Court for the Southern District of Iowa. This complaint names Iowa Telecom’s individual board members, Iowa Telecom and Windstream as defendants and asserts that Iowa Telecom’s board members breached their fiduciary duties in agreeing to the Merger. It also seeks to enjoin the Merger. On December 17, 2009, the plaintiff in this action moved for expedited discovery. Windstream and Iowa Telecom both responded in opposition to this motion. A hearing was held on the plaintiff’s motion for expedited discovery on January 12, 2010. On January 21, 2010, the Court granted in part and denied in part the plaintiff’s motion for expedited discovery, ordering that Windstream’s and Iowa Telecom’s motions to dismiss would be heard before any discovery would begin, but that production of documents would occur on an expedited basis if the Court denies the motions to dismiss.

On December 16, 2009, another complaint was filed in the United States District Court for the Southern District of Iowa by a purported shareholder, seeking to enjoin the Merger. It contains allegations substantially similar to the petitions filed in the Iowa District Court for Jasper County, alleging that the individual board members of Iowa Telecom’s board of directors breached their fiduciary duties in agreeing to the Merger and that Windstream aided and abetted in the breaches of fiduciary duties.

On January 4, 2010, Iowa Telecom and Windstream moved to dismiss both complaints in the United States District Court. Those motions remain pending. On December 18, 2009, the plaintiffs in the two United States District Court cases moved to consolidate those two actions and for the appointment of their attorneys as co-lead class counsel. The motion to consolidate the two cases was granted on January 12, 2010.

Iowa Telecom, its directors and Windstream believe each of these lawsuits is without merit. However, in order to eliminate the uncertainty, distraction, burden and expense of further litigation and to permit the Merger to proceed without possible delays from litigation, Iowa Telecom and Windstream have entered into a memorandum of understanding with counsel to the various plaintiffs to settle the aforementioned actions in exchange for including additional disclosures set forth in the proxy statement/prospectus relating to the transaction. This memorandum of understanding is subject to the terms and conditions set forth therein, including satisfactory confirmatory discovery by plaintiffs and approval of the settlement by the Iowa District Court for Jasper County. The settlement would result in all of the above actions being dismissed with prejudice and would become effective only upon consummation of the Merger.

17. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments and Investments Reported at Fair Value

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

Cash Equivalents—Cash equivalents consist of funds invested in money market funds that have daily liquidity and are recorded at cost which approximates fair value. Therefore, cash and cash equivalents are categorized as Level 1.

Investments Held in Rabbi Trust—Investments held in a rabbi trust account to meet future obligations under a deferred compensation plan, consist of investments in common equities and mutual funds with quoted market prices that are actively traded. Therefore, investments held in a rabbi trust account are categorized as Level 1. The fair value of the investments held in a rabbi trust account is recorded in the Intangible Assets and Other section of the Company’s Consolidated Balance Sheets.

Interest Rate Swaps—These included the Company’s interest rate swap derivative instruments. The fair value of the interest rate swaps was determined based on the present value of expected future cash flows using discount rates appropriate with consideration given to the Company’s and counterparties’ non-performance risk utilizing inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. Deducted from the December 31, 2008, interest rate swap fair value calculation was a $2.2 million adjustment in consideration of the Company’s non-performance risk. Deducted from the December 31, 2009, interest rate swap fair value calculation was a $389,000 adjustment in consideration of the Company’s non-performance risk. The Company’s non-performance risk is assessed based on the current trading discount of its Term Loan B debt because the swap agreements are secured by the same collateral. The fair value of the interest rate swaps is recorded in the Other Long-Term Liabilities section of the Company’s Consolidated Balance Sheets.

Pension Plan Investments—Pension plan investments consist of funds invested in mutual funds with quoted market prices that are actively traded and collective trust funds which are not traded on an active market but for which observable market inputs are readily available. Therefore, pension investments held in mutual funds are categorized as Level 1 and pension investments held in collective trust funds are categorized as Level 2.

The following tables present fair value of the Company’s financial instruments and investments reported at fair value:

	Fair Value Measurements as of December 31, 2008
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Cash equivalents invested in money market funds	$5,525	$5,525	$5,525	$—	$—
Interest rate swaps	$(22,155)	$(22,155)	$—	$(22,155)	$—
Pension investments held in mutual funds	$2,302	$2,302	$2,302	$—	$—
Pension investments held in collective trust funds	$7,088	$7,088	$—	$7,088	$—

	Fair Value Measurements as of December 31, 2009
	Carrying Amount	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Cash equivalents invested in money market funds	$6,841	$6,841	$6,841	$—	$—
Investments held in rabbi trust account	$938	$938	$938	$—	$—
Interest rate swaps	$(18,289)	$(18,289)	$—	$(18,289)	$—
Pension investments held in mutual funds	$4,002	$4,002	$4,002	$—	$—
Pension investments held in collective trust funds	$7,372	$7,372	$—	$7,372	$—

See Note 18 for additional information regarding the fair value of the Company’s interest rate swap agreements.

Carrying Amount and Fair Value of Other Financial Instruments Reported at Historical Cost

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents—The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Investments—Long-term investments consist primarily of Rural Telephone Finance Cooperative (“RTFC”) Subordinated Capital Certificates and Patronage Capital Certificates. It is not practicable to estimate the fair value of the RTFC Subordinated Capital Certificates because there is no quoted market price for these instruments. Therefore, the RTFC Subordinated Capital Certificates are recorded at cost. Ownership of RTFC Subordinated Capital Certificates is a requirement of the Company’s debt agreement with the RTFC.

Debt—The fair value of the Term Loan C, Term Loan D, EN-TEL debt and SHAL, LLC debt was estimated using discounted cash flow calculations and current market interest rates. The fair value of the Term Loan B debt was estimated based upon recent observable transactions for the Term Loan B debt. See Note 8 for additional information regarding the Company’s long-term debt.

The estimated fair value of the Company’s financial instruments as of December 31, 2008 and 2009, was as follows:

	2008		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents (excluding money market funds)	$6,080	$6,080	$5,418	$5,418
Financial Liabilities:
Fixed rate long-term debt:
Term Loan C	$70,000	$67,356	$70,000	$73,726
Term Loan D	$7,778	$7,484	$7,778	$8,192
EN-TEL debt	$12,444	$12,260	$11,225	$12,059
SHAL, LLC debt	$—	$—	$4,487	$4,830
Floating rate debt:
Term Loan B	$400,000	$315,000	$475,000	$469,775

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

On August 26, 2005, the Company amended an interest rate swap agreement that was originally entered into on November 4, 2004. The amended swap agreement resulted in two identical swap agreements which each fixed the interest rate on $175.0 million of indebtedness under Term Loan B for a total swap notional value of $350.0 million.

The guarantor of a floating rate payer under one of the interest rate swap agreements declared bankruptcy during the third quarter of 2008 resulting in a default of the agreement. In accordance with the agreement, the Company elected to terminate the agreement effective September 26, 2008. The swap agreement had been designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. Accumulated Other Comprehensive Loss (“Accumulated OCI”) of $870,000 related to the terminated hedge recorded in the Company’s Consolidated Statements of Stockholders’ Equity is being amortized as an expense in the Other Income (Expense) section of the Company’s Condensed Consolidated Statements of Income throughout the remaining term of the terminated hedge transaction on November 23, 2011.

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

The fair values of the interest rate swaps have been calculated by discounting the future cash flows of both the fixed rate and variable rate interest payments using discount rates appropriate with consideration given to the Company’s and counterparties’ non-performance risk. The inputs used in determining the fair value fall within Level 2 of the fair value hierarchy, as defined in FASB ASC 820, Fair Value Measurements and Disclosures. See Note 17 for further information regarding the fair value measurement of the interest rate swaps.

		Fair Value
	Balance Sheet	As of December 31, 2008	As of December 31, 2009
		(dollars in thousands)
Interest rate swap contracts	Other long-term liabilities	$22,155	$18,289

FASB ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. In accordance with FASB ASC 815, the interest rate swaps held by the Company are designated and qualify as cash flow hedges of fixed-rate borrowings. The effective portion of the gain (loss) on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Gain or (Loss) Recognized in OCI (effective portion)			Loss Reclassified from Accumulated OCI into Income (effective portion)			Loss Recognized in Income (ineffective portion)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2008	2009	Income Statement	2008	2009	Income Statement	2008		2009
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Other comprehensive income (loss)	$(20,657)	$4,399	Interest expense	$(2,142)	$(11,472)	Other expense	$(858	)(1)	$(729	)(2)

(1)	The amount of loss recognized in income includes $729,000 related to the ineffective portion of the hedging relationship and $129,000 related to the amortization of Accumulated OCI on the terminated hedge discussed above.
(2)	The amount of loss recognized in income includes $473,000 related to the ineffective portion of the hedging relationship and $256,000 related to the amortization of Accumulated OCI on the terminated hedge discussed above.

In addition to the amounts shown above, the Condensed Consolidated Statements of Income for the year ended December 31, 2008 include certain amounts related to the termination of the interest rate swap agreement as described above. The following impacts are included in the Condensed Consolidated Statements of Income for the year ended December 31, 2008 (in thousands):

Interest rate swap not qualifying as hedging instrument:
Hedge ineffectiveness on interest rate swap	$(676)
Termination of interest rate swap	1,848

Total adjustments to Other Income (Expense)	$1,172

19. NONCONTROLLING INTEREST

The following table presents the effects of changes in Iowa Telecom’s ownership interest in its majority-owned subsidiary on Iowa Telecom’s equity:

	Net Income Attributable to Iowa Telecommunications and Transfers (to) from the Noncontrolling Interest
	Year Ended December 31,
	2008	2009
	(dollars in thousands)
Net income attributable to Iowa Telecommunications Services, Inc.	$23,149	$10,532
Increase in Iowa Telecommunications Services, Inc. paid-in capital for issuance of shares	—	32
Increase in Iowa Telecommunications Services, Inc. paid-in capital due to gain on acquisition of noncontrolling interest	—	1,879

Change from net income attributable to Iowa Telecommunications Services, Inc. and transfers from noncontrolling interest	$23,149	$12,443

20. BUSINESS ACQUISITIONS

Bishop Communications. On July 18, 2008, the Company acquired 100% of the outstanding stock of Bishop Communications, a provider of telecommunications, video, and high speed Internet services to customers in portions of rural Minnesota. The acquisition of Bishop Communications expanded the Company’s service area and customer base. The purchase price was approximately $33.1 million in cash, net of cash received, and assumed debt of $13.0 million. The transaction did not result in a tax basis step-up, as such, the goodwill acquired is not deductible for tax purposes. The allocation of the purchase price of Bishop Communication includes amortizable intangible assets consisting primarily of customer relationship intangibles which have a weighted average useful life of 11.6 years.

The results of operations for the acquired company are included in the Condensed Consolidated Statements of Income beginning on the acquisition date.

Sherburne Tele Systems, Inc. Assets. On July 1, 2009, the Company acquired the Sherburne Assets from Sherburne Tele Systems, Inc., a provider of telecommunications services to nine communities adjacent to the Minneapolis/St. Paul Metropolitan Area. The acquisition of the Sherburne Assets expanded the Company’s service area and customer base. The purchase price was approximately $79.7 million in cash (net of cash acquired), subject to certain tax adjustments. The transaction did result in a tax basis step-up.

Included in the assets of Sherburne was a one-third interest in certain joint ventures including SHAL, LLC and SHAL Networks, Inc. The Company had previously owned a one-third interest in these entities. As a result of the acquisition of the Sherburne Assets, the Company became the majority owner and began accounting for its ownership interest in these entities on a consolidated basis. As such, the Company has reflected the outstanding balance of the SHAL, LLC debt in its consolidated balance sheet as of July 1, 2009.

The results of operations for the acquired assets are included in the Condensed Consolidated Statements of Income beginning on the acquisition date. The purchase price allocations for this acquisition are preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of acquired assets and liabilities is developed.

New Ulm Telecom Inc.’s Ownership Interests. On September 24, 2009, the Company acquired New Ulm Telecom Inc.’s ownership interests in EN-TEL, SHAL, LLC and SHAL Networks, Inc. for a purchase price of $1.9 million. In addition, the Company assumed New Ulm Telecom Inc.’s debt guarantee obligations on the SHAL, LLC and EN-TEL debt. The outstanding balances due on the SHAL, LLC and EN-TEL debt as of December 31, 2009 are reflected in the consolidated financial statements.

WH Comm Assets. On November 1, 2009, the Company acquired the WH Comm Assets for a purchase price of $1.1 million. WH Comm is a division of Wright-Hennepin Cooperative Electric Association based in Rockford, MN.

The results of operations for the acquired assets are included in the Condensed Consolidated Statements of Income beginning on the acquisition date. The purchase price allocations for this acquisition are preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of acquired assets and liabilities is developed.

21. CONSOLIDATED QUARTERLY OPERATING INFORMATION (UNAUDITED)

	2009(5)
	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter(2)
	(in thousands except per share amounts)
Revenue and sales	$61,288	$58,819	$68,296	$65,739
Operating income	$14,862	$12,380	$14,922	$10,845
Net income	$4,509	$2,921	$4,573	$(1,666)
Earnings per share—basic	$0.14	$0.08	$0.13	$(0.06)
Earnings per share—diluted	$0.14	$0.08	$0.13	$(0.06)

	2008(5)
	First Quarter	Second Quarter(3)	Third Quarter	Fourth Quarter(4)
	(in thousands except per share amounts)
Revenue and sales	$60,845	$58,177	$62,923	$65,020
Operating income	$19,512	$16,618	$16,798	$17,538
Net income(6)	$6,957	$5,293	$5,723	$5,071
Earnings per share—basic	$0.22	$0.16	$0.18	$0.16
Earnings per share—diluted	$0.21	$0.15	$0.17	$0.16

(1)	Operating income included a $1.8 million non-recurring charge related to a network access matter.
(2)	Operating income included $739,000 of transactions costs that were charged to expense in accordance with FASB ASC 805, Business Combinations, and $3.1 million of costs related to the Merger Agreement.
(3)	Operating revenues included a $1.5 million unfavorable impact due to non-recurring network access billing matters.
(4)	Operating income included a pension curtailment gain of approximately $2.5 million.
(5)	Basic and diluted earnings per share amounts have been retrospectively adjusted to conform with new authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities, which was adopted by Iowa Telecom effective January 1, 2009. For further information on this authoritative guidance and its impact, see Notes to Consolidated Financial Statements. The effect of adopting this guidance was immaterial to all periods presented.
(6)	Net Income as presented for 2008 was adjusted to conform with amended guidance regarding “Noncontroling Interest in Consolidated Financial Statements.” The amended guidance was adopted by Iowa Telecom effective January 1, 2009, and the Statement of Operations has been retrospectively adjusted to conform to the amended authoritative guidance.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls And Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As allowed by

SEC guidance, management excluded from its assessment the 2009 acquisition of the Sherburne Assets, which accounted for approximately nine percent of consolidated total assets, approximately seven percent of consolidated revenues and sales and approximately two percent of operating income. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of our internal control over financial reporting as stated in their report that follows.

(b) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Iowa Telecommunications Services, Inc.

Newton, Iowa

We have audited the internal control over financial reporting of Iowa Telecommunications Services, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sherburne Tele Systems, Inc. and subsidiaries SHAL, LLC and SHAL Networks Inc., which were acquired on July 1, 2009 and whose financial statements constitute 9% of total assets, 7% of revenues and sales, and 2% of operating income of the consolidated financial statement amounts as of and for the year ended December 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at Sherburne Tele Systems, Inc. and subsidiaries SHAL, LLC and SHAL Networks Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Des Moines, Iowa

February 26, 2010

******

ITEM 9B. Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, or will be filed by amendment to this Form 10-K if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, or will be filed by amendment to this Form 10-K if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, or will be filed by amendment to this Form 10-K if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, or will be filed by amendment to this Form 10-K if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders, or will be filed by amendment to this Form 10-K if such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 26, 2010.

IOWA TELECOMMUNICATIONS SERVICES, INC.

/s/ ALAN L. WELLS
Alan L. Wells President, Chief Executive Officer and Director Principal Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes CRAIG A. KNOCK and DONALD G. HENRY his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN L. WELLS Alan L. Wells	President, Chief Executive Officer and Director Principal Executive Officer	February 26, 2010

/s/ CRAIG A. KNOCK Craig A. Knock	Vice President, Chief Financial Officer and Treasurer Principal Financial and Accounting Officer	February 26, 2010

/s/ KENNETH R. COLE Kenneth R. Cole	Director	February 26, 2010

/s/ NORMAN C. FROST Norman C. Frost	Director	February 26, 2010

/s/ BRIAN G. HART Brian G. Hart	Director	February 26, 2010

/s/ H. LYNN HORAK H. Lynn Horak	Director	February 26, 2010

/s/ CRAIG A. LANG Craig A. Lang	Director	February 26, 2010

/s/ KENDRIK E. PACKER Kendrik E. Packer	Director	February 26, 2010

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated November 23, 2009 by and among Iowa Telecommunications Services, Inc., Windstream Corporation and Buffalo Merger Sub., Inc.—incorporated by reference to Exhibit 2.1 to Iowa Telecom’s current Report on Form 8-K dated November 23, 2009.

3.1	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc.*

3.2	Amended and Restated By-Laws of Iowa Telecommunications Services, Inc.*

10.2	Amended and Restated Credit Agreement, dated as of November 23, 2004, among Iowa Telecommunications Services, Inc., the several lenders from time to time parties thereto, CIBC World Markets Corp. and Lehman Brothers Inc., as co-lead arrangers, National Rural Utilities Cooperative Finance Corporation, as co-arranger, CIBC World Markets Corp., as syndication agent, and the Rural Telephone Finance Cooperative, as administrative agent.*

10.3	Amendment No. 1 dated as of August 26, 2005 to the Amended and Restated Credit Agreement dated as of November 23, 2004 between the Company, the several lenders from time to time party thereto, and Rural Telephone Finance Cooperative, as administrative agent—incorporated by reference to Exhibit 10.1 to Iowa Telecom’s Current Report on Form 8-K dated August 26, 2005.

10.4	Amendment No. 2 dated as of July 14, 2008 to the Amended and Restated Credit Agreement dated as of November 23, 2004 between the Company, the several lenders from time to time party thereto, and Rural Telephone Finance Cooperative, as administrative agent—incorporated by reference to Exhibit 10.2 to Iowa Telecom’s Current Report on Form 8-K dated July 14, 2008.

10.5	Form of Mortgage and Security Agreement, dated as of November 23, 2004, by and between Iowa Telecommunications Services, Inc., as mortgagor and Rural Telephone Finance Cooperative, as mortgage.*

10.6	Amended and Restated Pledge and Security Agreement, dated as of November 23, 2004, by and between Iowa Telecommunications Services, Inc., as pledgor and Rural Telephone Finance Cooperative, as collateral agent.*

10.7	Amended and Restated Security Agreement, dated as of November 23, 2004, among Iowa Telecommunications Services, Inc., Iowa Telecom Communications, Inc., Iowa Telecom Data Services, L.C., Iowa Telecom Technologies, LLC, and Rural Telephone Finance Cooperative.*

10.8	Employment Agreement dated September 24, 2009 between Iowa Telecommunications Services, Inc. and Alan L. Wells—incorporated by reference to Exhibit 10.1 to Iowa Telecom’s Current Report on Form 8-K dated September 21, 2009. #

10.9	Iowa Telecommunications Services, Inc. Stock Incentive Plan, adopted on April 26, 2002.*

10.10	Amendment to Iowa Telecommunications Services, Inc. Stock Incentive Plan, approved as of October 29, 2004.* #

10.12	2005 Stock Incentive Plan—incorporated by reference to Exhibit A to Iowa Telecom’s Definitive Proxy Statement for the 2005 Annual Meeting filed on Schedule 14A on April 29, 2005. #

10.13	Asset Purchase Agreement dated November 21, 2008 by and among Iowa Telecommunications Services, Inc., Sherburne Tele Systems, Inc. (“STS”), Sherburne County Rural Telephone Co., Sherburne Tel-Com, Inc., Sherburne Cable-Com, Inc., Sherburne Long Distance, Inc., Northstar Access, LLC, Northstar Tele-Com, Inc., Sherburne fiber-Com, Inc., those shareholders of STS set forth on the signature page of the agreement, and Robert K. Eddy in his capacity as the Shareholders’ Representative as defined in the agreement.

Exhibit Number	Description
10.14	Stock Purchase Agreement dated as of February 5, 2008 among Iowa Telecommunications Services, Inc., the sellers named in the Agreement, and John M. Bishop as Sellers’ Representative—incorporated by reference to Exhibit 10.1 to Iowa Telecom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.24	Restricted Stock Agreement dated as of September 24, 2009 between Iowa Telecommunications Services, Inc. and Alan L. Wells—incorporated by reference to Exhibit 10.2 to Iowa Telecom’s Current Report on Form 8-K dated September 21, 2009. #

10.25	Form of Restricted Stock Agreement used under 2005 Stock Incentive Plan—incorporated by reference to Exhibit 10.3 to Iowa Telecom’s Current Report on Form 8-K dated August 2, 2005. #

10.26	Form of change of control agreement dated September 21, 2009 between Iowa Telecommunications Services, Inc. and each of several of its executives—incorporated by reference to Exhibit 10.3 to Iowa Telecom’s Current Report Form 8-K dated September 21, 2009. #

10.27	Incremental Loan Amendment, dated as of July 1, 2009, to the Amended and Restated Credit Agreement, dated as of November 23, 2004, among Iowa Telecom, the lenders party thereto and Rural Telephone Finance Cooperative as administrative agent—incorporated by reference to Exhibit 99.1 to Iowa Telecom’s Current Report Form 8-K dated July 1, 2009.

21	Subsidiaries of Iowa Telecommunications Services, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Previously filed as exhibits to Iowa Telecom’s Registration Statement on Form S-1 (File No. 333-114349) and incorporated herein by reference thereto.
#	Management agreement or compensatory plan or arrangement.