Form 10-K/A
period 2009-12-31
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2010-04-26
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

There were 33,169,355 shares of Common Stock, $0.01 par value, outstanding as of April 23, 2010.

EXPLANATORY NOTE

On February 26, 2010, Iowa Telecommunications Services, Inc. (“Iowa Telecom,” the “Company,” “we,” “our” or “us”) filed its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form-10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

This Form 10-K/A only amends information in Part II, Item 9B (Other Information), Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), Item 14 (Principal Accounting Fees and Services) and Part IV, Item 15 (Exhibits, Financial Statement Schedules). All other items as presented in the Original Filing are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto.

PART II.

ITEM 9B. Other Information

On February 24, 2010, the Company’s Compensation Committee approved cash bonus payments for the Company’s named executive officers. See “Short-Term Cash Incentive Payments” under “Compensation Discussion and Analysis” in Item 11 of this Amendment.

PART III.

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors

Our restated articles of incorporation provide that our board of directors is divided into three classes of directors, designated Class I, Class II and Class III, as nearly equal in size as is practicable, serving staggered three-year terms. One class of directors is elected each year to hold office for a three-year term and until successors of such directors are duly elected and qualified.

Name	Age	Current Position With Company
Kenneth R. Cole	62	Class II Director – term expires 2012
Norman C. Frost	55	Class II Director – term expires 2012
Brian G. Hart	54	Class I Director – term expires 2011
H. Lynn Horak	64	Class III Director – term expires 2010
Craig A. Lang	58	Class III Director – term expires 2010
Kendrik E. Packer	48	Class II Director – term expires 2012
Alan L. Wells	50	Class I Director – term expires 2011, Chairman, President and Chief Executive Officer

Business Experience of Directors

Kenneth R. Cole. Mr. Cole has served on the board of directors of Iowa Telecom since April 2008. He is a retired telecommunications executive, with 33 years of experience in the telecom industry. He held several senior positions within CenturyTel, a Fortune 500 telecommunications company, prior to helping establish Valor Telecommunications in 2000. As a founding member of Valor Telecommunications, he served as President and Chief Operating Officer, as well as Chief Executive Officer and Vice Chairman of the Board. He has previously served on the board of directors and the Audit Committee for Occam Networks, Inc., a publicly traded telecom equipment manufacturer. Prior to his telecom experience, Mr. Cole served in the U.S. Navy and attended Northeast Louisiana University.

Norman C. Frost. Mr. Frost has served on the board of directors of Iowa Telecom since March 2006. He currently is a private investor. He was a Managing Director of Legg Mason Wood Walker, Inc. and head of that firm’s Technology sector in the Investment Banking Department from 1998 to 2005. Mr. Frost worked as an investment banker for over 25 years, focusing primarily on the telecommunications industry, where he executed a wide range of assignments for his clients including international and domestic merger and acquisition advisories, valuations, public and private equity and debt offerings, and project financings. Mr. Frost began his investment-banking career at The First Boston Corporation, spent several years as a Managing Director in the Communications Group at Bear, Stearns & Co. Inc. and prior to joining Legg Mason, was a Managing Director in the Telecommunications Group at Smith Barney, Inc. Mr. Frost has served on The Maryland Zoological Society Board of Trustees, and Tissue Banks International Board of Trustees. Mr. Frost is an Anthem Capital II, L.P. Advisory Board Member.

Brian G. Hart. Mr. Hart has served on the board of directors of Iowa Telecom since November 2005. He currently is President of Hart Financial, LLC, a registered investment advisor providing financial planning and investment advisory services. Mr. Hart previously served as Vice President and Chief Financial Officer of Pioneer Hi-Bred International, Inc. and has held various other accounting, finance and auditing positions, including Partner at McGladrey & Pullen. Mr. Hart is a certified public accountant and a registered investment advisor. Mr. Hart also serves on the Des Moines University Board of Trustees, on the Executive Committee of the Board of the Civic Center of Greater Des Moines, on the Luther College Board Investment Committee, and on the Greater Des Moines Community Foundation Investment Committee. Previously, he served on many community boards and organizations. Mr. Hart is also a director of two privately held businesses.

H. Lynn Horak. Mr. Horak has served on the board of directors of Iowa Telecom since April 2007. He is a past regional chairman for Wells Fargo Regional Banking, and held many positions with Wells Fargo Bank since 1972, including executive vice president and chief financial officer from 1981 to 1986 and president and chief operating officer from 1986 to 2003. He serves or has served on the Drake University Board of Trustees and the United Way of Central Iowa Board. Mr. Horak is also active in his support of many civic organizations, including the March of Dimes, Children & Families of Iowa, the Juvenile Diabetes Foundation, and the United Negro College Fund. Mr. Horak was elected to the Iowa Business Hall of Fame and is a past recipient of the Drake University College of Business’ community leadership award. Mr. Horak is also a director of Casey’s General Stores, Inc., a publicly-traded convenience store operator, and four privately held businesses.

Craig A. Lang. Mr. Lang has served on the board of directors of Iowa Telecom since August 2005 and serves as our lead director. He has been the president of the Iowa Farm Bureau Federation (IFBF) since 2001 and has been affiliated with the IFBF board since 1992 when he was elected as a district representative. In addition, he also serves as chairman of the board of FBL Financial Group, Inc. (NYSE: FFG) and as president of Farm Bureau Life Insurance Company. Mr. Lang also serves on the Board of Regents for the State of Iowa, the American Farm Bureau Federation board of directors, representing the Midwest Region, and is director of Farm Bureau Bank. For six years, he served as a director on the GROWMARK board and three years as a director on the Cattlemen’s Beef Board. He is also past chairman of the Iowa Values Fund Board and past vice chairman of the Iowa Economic Development Board.

Kendrik E. Packer. Mr. Packer has served on the board of directors of Iowa Telecom since August 2005. He is a Managing Partner with Financial Advisory Partners, Inc., which he founded in 1997, where he consults with clients on merger and acquisition transactions and private financings. Prior to forming Financial Advisory Partners, Mr. Packer held several positions in corporate finance since 1984, including senior vice president with Everen Securities, Kemper Securities and R.G. Dickinson & Company.

Alan L. Wells. Mr. Wells is President and Chief Executive Officer of Iowa Telecom, and Chairman of our board of directors. He joined us in 1999 as President and Chief Operating Officer, and was appointed to the role of President and Chief Executive Officer in 2002. Prior to joining Iowa Telecom, Mr. Wells was Senior Vice President and Chief Financial Officer at MidAmerican Energy Holdings Company (MidAmerican), a Des Moines, Iowa-based electric and gas utility holding company, from 1997 until 1999. During the same period, Mr. Wells also served as President of MidAmerican’s non-regulated businesses. Mr. Wells held various executive and management positions with MidAmerican, its subsidiaries, and Iowa-Illinois Gas and Electric, one of its predecessors, from 1993 through 1999. Prior to that, Mr. Wells was with Deloitte Consulting (previously Deloitte & Touche Consulting) and previously held various positions with the Public Utility Commission of Texas and Illinois Power Company. Mr. Wells is a certified public accountant, and serves on the board of directors of the United States Telecommunications Association, the Newton Development Corporation, Zea Capital, and Progress Industries.

Executive Officers

Business Experience of Executive Officers Who Are Not Directors

David M. (Mike) Anderson. Mr. Anderson is our Vice President—External Affairs. Mr. Anderson is responsible for all of our state and federal regulatory and legislative activities. His responsibilities also include the operation of our wholesale services group, which manages and services our business relationships with competitive local carriers and wireless carriers. In addition, he is responsible for the activities of our corporate communications group. Prior to joining Iowa Telecom in 2000 in conjunction with the GTE Midwest Incorporated acquisition, Mr. Anderson spent 21 years with GTE Midwest Incorporated in various management positions involving regulatory and legislative policy development and implementation. From 1989 to 2000, Mr. Anderson was Director of External Affairs for GTE Midwest Incorporated’s Midwest operations group. In that position he managed GTE Midwest Incorporated’s regulatory and legislative activities in Iowa, Missouri, Nebraska and Minnesota. He is a past President and past Director of the Iowa Telecommunications Association. He has also served on the board of directors of the Nebraska, Minnesota and Missouri Telephone Associations. He is currently a member of the Board of the Universal Service Administration Company (USAC).

Charles J. Bruggemann. Mr. Bruggemann is our Vice President—Operations. Mr. Bruggemann is responsible for our field force operations, including our central office, service provisioning, dispatch and repair activities. He is also responsible for external contract labor associated with outside plant activities, and for buildings, fleet and supply operations. Prior to joining Iowa Telecom in 2000 in conjunction with the GTE Midwest Incorporated acquisition, Mr. Bruggemann held several positions with GTE Midwest Incorporated. From 1997 to 2000, he was General Manager, Customer Operations for the Midwest Division and had overall responsibility for service operations in the states of Iowa, Nebraska and Minnesota. Prior to that assignment, Mr. Bruggemann held various technical and managerial positions with GTE Midwest Incorporated. Mr. Bruggemann has over 38 years of telecommunications operations experience. Mr. Bruggemann currently serves as a director of Iowa One Call, a non-profit organization.

Donald G. Henry. Mr. Henry is our Vice President, General Counsel and Secretary. From 1999 until he joined Iowa Telecom in 2003, Mr. Henry represented the Office of Consumer Advocate in administrative proceedings before the Iowa Utilities Board relating to telecommunications law and policy and in various judicial proceedings. Between 1992 and 1999, Mr. Henry served as administrative law judge for the Utilities Division of the Iowa Department of Commerce, on behalf of the Iowa Utilities Board. Prior to that time, Mr. Henry was in private law practice. Mr. Henry received his law degree from the University of Michigan and holds a masters degree in economics from the University of Iowa.

Lon M. Hopkey. Mr. Hopkey is our Vice President—Corporate Development. Mr. Hopkey is responsible for our competitive local exchange carrier operations and for growth initiatives including strategic acquisitions and divestitures. Prior to joining Iowa Telecom in 1999, Mr. Hopkey held several positions with MidAmerican Energy Company. From 1996 to 1999, Mr. Hopkey was Manager Corporate Development for MidAmerican, with responsibilities for completing purchase and sale transactions for various non-regulated entities and for evaluating business combinations for MidAmerican. From 1997 to 1999, Mr. Hopkey was responsible for running several nonregulated entities of MidAmerican. From 1990 through 1996, Mr. Hopkey held various corporate finance positions with MidAmerican and its predecessor companies. Mr. Hopkey has a Masters of Business Administration degree and a Bachelor of Science degree in Biomedical Engineering from the University of Iowa.

Dennis R. Kilburg. Mr. Kilburg is our Vice President—Engineering. Mr. Kilburg is responsible for all network planning, all capital expenditures related to network infrastructure and all network technical support. Prior to joining Iowa Telecom in 1999, Mr. Kilburg was the Director of Advanced Network Products at Iowa Network Services, Inc. From 1994 until 1998, Mr. Kilburg managed Hickory Tech Corporation’s telecommunications operations within Iowa. Prior to joining Hickory Tech, Mr. Kilburg worked in various management roles for GTE Midwest Incorporated and Contel Corporation from 1985 until 1994, and with the Preston Telephone Co. from 1971 until 1985. Mr. Kilburg has over 38 years of experience in telecommunications operations and engineering.

Craig A. Knock. Mr. Knock is our Vice President, Chief Financial Officer and Treasurer. From 1998 until he joined us in January 2000, he served as the Vice President and Chief Financial Officer for Racom Corporation, a wireless telecommunications company in Iowa. From 1993 until 1998, he was the Vice President and Chief Financial Officer and Treasurer for Atlantic Tele-Network, Inc., a publicly-held telecommunications company headquartered in the U.S. Virgin Islands. He also served as the Controller for Atlantic Tele-Network from 1992 until 1993. Prior to joining Atlantic Tele-Network, Mr. Knock worked as an audit manager with Deloitte & Touche. Mr. Knock is a certified public accountant and has a Bachelor of Business Administration degree in Accounting from the University of Iowa.

Timothy D. Lockhart. Mr. Lockhart is our Vice President—Customer Services and Human Resources. Mr. Lockhart is responsible for all customer service accountabilities for our residential, business and competitive markets. Additionally, he is accountable for all human resource functions within the company. Prior to joining Iowa Telecom in 2000, Mr. Lockhart held human resource positions with the Menasha Corporation from 1993 through 1999. From 1988 to 1992, Mr. Lockhart served in various human resource and operational roles with the Weyerhaeuser Corporation. Mr. Lockhart has a Bachelor of Science degree in Communications from Toccoa Falls College and a Masters of Arts degree in Organizational Development from Arizona State University.

Brian T. Naaden. Mr. Naaden is our Vice President and Chief Information Officer. Mr. Naaden is responsible for our information systems and for our Internet service and our data subsidiary. Prior to joining Iowa Telecom in 2000, Mr. Naaden served as Vice President of Technical Services for McLeodUSA, a communications provider based in Cedar Rapids, Iowa, from 1996 to 2000. From 1984 to 1996, Mr. Naaden held various directorial and managerial positions with MCI, TelecomUSA and Teleconnect. Mr. Naaden has over 25 years of experience in the telecommunications industry, and currently serves on the board of the Technology Association of Iowa.

Michael A. Struck. Mr. Struck is our Vice President—Sales. Prior to joining Iowa Telecom in 2001, Mr. Struck held various positions with MCI WorldCom. From 1998 to 2001, Mr. Struck was responsible for National Account voice and data sales in nine Midwestern states. From 1991 through 1997, Mr. Struck held various MCI sales and service management roles in Iowa, Nebraska and South Dakota. From 1983 through 1990, Mr. Struck held various positions within the sales, marketing and engineering departments at Telecom USA and one of its predecessors, Teleconnect Company. Mr. Struck began his career with Northwestern Bell as an Account Executive in 1980. Mr. Struck has a Bachelor of Science degree with a major in Marketing from the University of Iowa.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. To Iowa Telecom’s knowledge, based solely upon a review of filings with the SEC and written representations that no other reports were required, we believe that all of our executive officers, directors and 10% shareholders complied during 2009 with the reporting requirements of Section 16(a) of the Exchange Act, except for one Form 4 reflecting the sale of 700 shares for Mr. Tim Lockhart that was not timely filed and was corrected through a Form 5 filing on February 16, 2010.

Code of Business Conduct and Ethics

The board has adopted a Code of Business Conduct and Ethics (the “Code”), a copy of which may be found on our website at www.iowatelecom.com and is available in print to any shareholder who requests it. Under the Code, we insist on honest and ethical conduct by all of our directors, officers, employees and other representatives, including the following:

•	our directors, officers and employees are required to deal honestly and fairly with our customers, collaborators, competitors and other third parties;

•

our directors, officers and employees should not be involved in any activity that creates or gives the appearance of a conflict of interest between their personal interests and the interests of Iowa Telecom; and

•	our directors, officers and employees should not disclose any confidential information of Iowa Telecom or its suppliers, customers or other business partners.

We also are committed to providing our shareholders and investors with full, fair, accurate and understandable disclosure in the reports that we file with the SEC. We will comply with all laws and governmental regulations that are applicable to our activities, and expect all of our directors, officers and employees to do the same.

Our board of directors and Audit Committee have established the standards in the Code and oversee compliance with the Code. The board has also created the position of Ethics Officer to assist in the administration of the Code and adherence to the Code. Donald G. Henry has been appointed as the Ethics Officer, and as Ethics Officer he reports directly to the board. Directors, officers and employees must report any known or suspected violations of the Code to the Ethics Officer or the Chairman of the Audit Committee or our board of directors. If it is determined that the Code has been violated, Iowa Telecom will take necessary corrective action reasonably calculated to address and correct the alleged violation.

Audit Committee

The Audit Committee consists of Messrs. Hart, Packer, Frost and Horak, with Mr. Hart serving as Chair. The board has determined that all members of the Audit Committee are independent, as defined in Section 303A of the NYSE corporate governance listing standards and Section 10A(m)(3) of the Exchange Act. Each of the members is able to read and understand financial statements, including a balance sheet, income statement and statement of cash flow, and is financially literate as determined by Iowa Telecom’s board in its business judgment. The board has determined that in addition to being independent, each of Messrs. Hart, Packer, Frost and Horak is an “audit committee financial expert” as such term is defined under the applicable SEC rules.

ITEM 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Objectives and Practices

It is our objective to motivate and retain talented and dedicated executive officers capable of leading the Company to the successful attainment of its goals and objectives. The Company’s executive compensation programs play an important role in the motivation and retention of management. These compensation programs are administered by the Compensation Committee, which determines the total compensation paid to our principal executive officer and to each of our other executive officers. The Compensation Committee strives to administer each compensation program in a manner that will provide the Company with effective leadership while also making efficient use of the Company’s resources.

The Company’s compensation programs are intended to motivate our executive officers to meet or exceed our expectations of their performance, align their goals and interests with those of our shareholders, retain their talents and services for our benefit in future periods, and attract potential executive officers possessing comparable characteristics should it become necessary or desirable to replace a member of our executive team or supplement our executive capabilities.

Overview of Compensation Components

Compensation for our executive officers has three primary elements: annual base salaries, short-term incentives in the form of cash bonuses, and long-term incentives awarded pursuant to our stock incentive plan. An executive officer’s total compensation thus has both fixed and variable, or “at-risk,” elements. Base salary is the primary fixed element of total compensation. The Compensation Committee includes base salary as an element of total executive officer compensation given its prevalence in the marketplace and as a means of achieving balance between the fixed and “at-risk” elements of compensation.

The “at-risk” elements of an executive officer’s total compensation consist of short-term incentive compensation in the form of an annual cash bonus and long-term incentive compensation in the form of awards of restricted stock that vest over several years.

The payment of short-term incentive compensation is generally dependent upon the attainment of performance goals. The goals for each executive officer are established annually near the beginning of each fiscal year. While the number of goals established for each executive officer varies, typically at least one-half of the annual cash bonus payable to each executive officer depends on the Company’s attainment of target levels of an adjusted measure of company-wide earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). The balance of the annual cash bonus payable to each executive officer depends on the attainment of other quantitative or qualitative goals.

All of an executive officer’s short-term incentive compensation is “at-risk” in that failure to attain either the company-wide or executive-specific goals for the period will reduce or eliminate the annual cash bonus paid to the executive for that period. The Compensation Committee chooses to include short-term incentive compensation as an element of total executive officer compensation because the committee believes performance-based short-term incentive compensation is an effective means of aligning the personal interests of our executive officers with the financial and other interests of our shareholders.

Long-term incentive compensation in the form of awards of restricted stock that vest over several years is paid only if an executive officer remains in the employ of the Company until the restrictions lapse. Its value to an executive officer depends on the value of the Company’s common stock at the time the restrictions lapse and on the amounts of dividends paid to shareholders. The Compensation Committee chooses to include long-term incentive compensation as an element of total executive officer compensation because the committee believes that restricted stock aligns the personal interests of our executive officers with the interests of our shareholders over the longer-term and promotes their retention.

Review Process

All three elements of an executive’s total compensation are reviewed annually. Our chief executive officer evaluates the performance of the other executive officers and the Compensation Committee directly evaluates the performance of the chief executive officer. The Compensation Committee determines the short-term incentive compensation for the previous period and all elements of future compensation for all executive officers, after considering the chief executive officer’s report and recommendations as to all other executive officers. The Compensation Committee also establishes the various performance goals upon which short-term incentive compensation for all executive officers for the following year is dependent.

In determining the total compensation for each executive officer, the Compensation Committee considers numerous factors, including the responsibilities assigned for the period in question, total compensation paid by comparable companies to their officers with similar responsibilities, and performance. Consideration of performance includes review and assessment of the extent to which individual and company-wide goals were attained.

Market Benchmarking

Market pay levels are one of many factors considered in setting compensation levels for our executive officers. To provide a frame of reference, information on market pay levels is obtained from various sources including published compensation surveys and information filed with by Securities and Exchange Commission by publicly traded telecom and utility companies.

The Compensation Committee has retained the services of consulting firms with expertise in executive compensation matters to assist with benchmarking pay levels and with the execution of its duties generally. These consulting firms have provided the committee with information on industry pay practices and general advice on compensation design and levels.

In determining total executive compensation, the Compensation Committee considers information from various published compensation surveys, along with its own collective knowledge of the industry in which the Company operates and the responsibilities assigned to the executive officers. Since late 2006, the Compensation Committee has engaged Frederic W. Cook & Co. to assist in similar benchmarking exercises.

For 2007, this analysis included information from various published compensation surveys as well as information for a benchmark group of the following publicly traded telecom companies: Alaska Communications Systems, Centurytel, Cincinnati Bell, Frontier Communications (formerly Citizens Communications), Commonwealth Telephone, Consolidated Communications, CT Communications, D & E Communications, Eschelon Telecommunications, Fairpoint Communications, North Pittsburgh Systems, Shenandoah Telecommunications, and Surewest Communications. The benchmark telecom company analysis included total compensation for the top five officers at each company (salary, annual bonuses, and long-term incentives), retirement benefit practices, and the usage of equity for compensation programs.

The peer group was reviewed for 2008 and three companies were deleted due to acquisition (Commonwealth Telephone, CT Communications, and North Pittsburgh Systems) and six publicly traded telecom companies were added to replace the acquired companies and to provide a broader perspective of the telecom industry (Embarq, Hickory Tech, Otelco, Shenandoah Telecommunications, and Telephone & Data Systems). Iowa Telecom was generally in the middle of the reconfigured peer group in terms of size. Retirement benefit and equity usage practices among the peer companies were not reviewed in 2008.

For 2009, the Compensation Committee reviewed the historical rankings and considered the current state of the industry and broader economy and chose to freeze the base salary, target bonus, and related non-stock based benefits at the 2008 level for the named executive officers.

We do not have formal policies or practices regarding specific relationships between compensation for our executives and statistics on market pay levels. Market pay information is intended to provide a frame of reference to ensure that the compensation we provide to our executive officers is reasonable in comparison to the companies we consider comparable. Our goal is to ensure that compensation is sufficiently competitive to allow us to attract and retain capable executives. Market pay levels are only one factor considered by the Compensation Committee in evaluating the supply of and demand for executives, with the decision ultimately reflecting an evaluation of individual contribution and value to the Company.

Executive Compensation Analysis

This section discusses and analyzes the compensation actions that were taken for our named executive officers in 2009, as summarized in the compensation tables that follow.

Base Salary. Adjustments to base salary generally are considered at the Compensation Committee’s meeting in the first quarter of each year. Each year the committee considers an executive officer’s performance, the Company’s overall performance, and how the executive officer’s total compensation compares with that of similar executives at comparable companies. Based on a review of the industry and broader economy, salaries for the named executive officers for 2009 were frozen at the 2008 salaries, as shown below.

Name	2008 Base Salary	2009 Base Salary
Alan L. Wells	$420,000	$420,000
Craig A. Knock	270,000	270,000
Brian T. Naaden	216,000	216,000
Donald G. Henry	225,000	225,000
Lon M. Hopkey	180,000	180,000

Short-Term Cash Incentive Payments. The Company maintains a cash bonus plan that is designed to reward achievement of annual, short-term Company performance levels, the consistent attainment of which the Company believes are critical to its long term success. Each of the named executive officers is eligible to participate in the bonus plan, which provides them with the opportunity to earn a cash bonus payment. The payment, if any, is measured as a percentage of the executive officer’s salary and is based on the achievement of certain criteria established by the Compensation Committee.

For 2009, the Compensation Committee established the bonus opportunities, as a percentage of 2009 salary levels, based on its assessment of the appropriate balance between base salary and short-term bonus in determining the total cash to be paid to each executive. In accordance with our contract with Mr. Wells, he is eligible to receive a potential bonus equal to 100% of his base salary if the target levels of the performance objectives are achieved, and up to 200% of his base salary if maximum levels are achieved. The bonus opportunities as a percentage of salary for the named executive officers are shown in the table below. The Compensation Committee has full discretion to increase or decrease the amount of any actual payout.

	Bonus as a Percentage of Salary
Name	Threshold	Target	Maximum
Alan L. Wells	50%	100%	200%
Craig A. Knock	15%	30%	45%
Brian T. Naaden	12.5%	25%	37.5%
Donald G. Henry	12.5%	25%	37.5%
Lon M. Hopkey	12.5%	25%	37.5%

For 2009, the total bonus opportunity for the named executive officers was divided into a performance and discretionary portion, as summarized below, all of which the Compensation Committee believes effectively promotes the Company’s primary short-term goals:

•

Performance based targets. The performance portion of the annual bonus for 2009 was tied to the Company’s Adjusted EBITDA, with the target performance set at $127.0 million. The threshold and maximum performance goals were approximately 3% lower and 2% higher than the target level. Bonuses for performance between target and threshold and maximum are interpolated on a straight-line basis. The portion of the total potential bonus for the named executive officers that was tied to Adjusted EBITDA for 2009 was 50%.

•

Discretionary based targets. The remainder of the bonus opportunity for the named executive officers was subject to the sole discretion of the Compensation Committee, which exercised its discretion by assessing the extent to which these named executive officers accomplished quantitative and qualitative objectives established by the Compensation Committee. The portion of the total potential bonus for the named executive officers that was discretionary for 2009 was 50%.

The total cash bonus the Compensation Committee awarded to each of the named executive officers, other than Mr. Wells, for 2009 pursuant to the Company’s bonus plan is reflected in two places in the Summary Compensation Table:

(1)	The “Bonus” column, which represents the discretionary portion of the short-term cash incentive plan; and

(2)	The “Non-Equity Incentive Plan Compensation” column, which represents the performance portion of the short-term cash incentive plan. For 2009, the Company achieved the performance target of 53.5% of the target for each of the named executive officers, based on our actual Adjusted EBITDA of $124.2 million, as adjusted at the discretion of the Compensation Committee.

For 2009, based upon his performance and accomplishments over the course of the year, the Compensation Committee exercised its discretion to award Mr. Wells a bonus of 150% of his base salary, all of which appears in the “Bonus” column of the Summary Compensation Table.

The bonuses, all of which were paid in March 2010, are summarized below and the total is compared to each named executive officer’s respective 2009 year-end annual salary level.

Name	Bonus	Non-Equity Incentive Plan Compensation	Total Cash Bonus	2009 Bonus Payout as a Percentage of 2009 Salary
				Actual	Target
Alan L. Wells	$630,000	$—	$630,000	150.0%	100.0%
Craig A. Knock	55,162	21,668	76,829	28.5%	30.0%
Brian T. Naaden	40,500	14,445	54,945	25.4%	25.0%
Donald G. Henry	36,562	15,047	51,609	22.9%	25.0%
Lon M. Hopkey	27,001	12,038	39,038	21.7%	25.0%

Equity-Incentive Awards. The Company maintains an equity-compensation program for executive officers to provide long-term incentives, which aligns the interests of executives with stockholders, and provides a retention incentive. The Compensation Committee has implemented its equity compensation program as part of its goal to make a portion of total direct compensation “at risk.” The Compensation Committee also prefers equity incentives to cash as a method of providing long-term compensation incentives.

For 2009, all executive officer equity compensation awards have been issued as restricted stock under the Iowa Telecom 2005 Stock Incentive Plan. Under this Plan, Iowa Telecom has not issued any stock options or forms of equity compensation other than restricted stock to its executive officers or other employees. The Compensation Committee believes that restricted stock awards are a preferred mechanism of equity compensation compared to stock options or other devices that derive value from future stock price appreciation due to the high-dividend profile of Iowa Telecom.

The Iowa Telecom Board of Directors has delegated responsibility for administration of the 2005 Stock Incentive Plan, including the authority to approve awards, to the Compensation Committee. The Compensation Committee approved all equity-based compensation awards to named executive officers for 2009 at meetings in February and September 2009. In determining the amount of long-term incentive awards to be made in February 2009, the Compensation Committee considered each named executive officer’s position, scope of responsibility, base salary, performance, market compensation information for executives in similar positions in similar companies, prior awards, and the recommendation of the chief executive officer (except in regard to his own award). In determining the number of shares of restricted stock or performance-based restricted stock to award to any individual under the 2005 Stock Incentive Plan, the Compensation Committee divides the approved grant value for such individual by the closing stock price of Iowa Telecom common stock on the date that the Compensation Committee approves the award (rounded down to the nearest whole share).

During 2009, the Compensation Committee approved the following restricted stock awards to the named executive officers:

	February Tranche	September Tranche
Name	Restricted Stock Awards (#) (1)	Restricted Stock Awards (#) (2)	Total 2009 Restricted Stock Awards (#)
Alan L. Wells	71,000	100,000	171,000
Craig A. Knock	47,000	—	47,000
Brian T. Naaden	17,000	—	17,000
Donald G. Henry	34,000	—	34,000
Lon M. Hopkey	23,000	—	23,000

(1)	All of these restricted shares were granted on February 25, 2009 pursuant to the Company’s 2005 Stock Incentive Plan. Under the terms of restricted stock agreements, each award vests at a rate of 25% of the total number of shares awarded per year commencing on April 1, 2010, subject to certain forfeiture provisions.
(2)	In conjunction with the execution of the new employment agreement with Mr. Wells, as described below, the restricted shares were granted on September 24, 2009 pursuant to the Company’s 2005 Stock Incentive Plan. Under the terms of a restricted stock agreement, these shares will vest at the rate of one-third of the shares per year commencing on September 24, 2010, subject to certain forfeiture provisions. We had granted Mr. Wells 100,000 shares of restricted stock upon the execution of his previous employment agreement in 2005, and the Compensation Committee determined to grant the same amount in connection with the execution of the new agreement.

During the vesting period, the named executive officers have the rights of a shareholder to vote the restricted stock. Additionally, holders of our restricted shares are entitled to receive dividends and other distributions, if any, as and when declared by the board of directors in an effort to reinforce the alignment of the interests of the holders of restricted stock with the interests of our other shareholders. These cash dividends are considered in the Compensation Committee’s assessment of total executive officer compensation.

The Company also maintains the 2002 Stock Incentive Plan, which allows for the issuance of incentive stock options or nonqualified stock options, although the board of directors has determined that no new options will be granted under the 2002 Incentive Plan. All awards under this Plan were made prior to the Company’s initial public offering in November 2004. Under the 2002 Incentive Plan, options were granted for the purchase of 2,227,714 shares, of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s initial public offering, 1,157,778 have been exercised and 38,141 remain outstanding as of December 31, 2009. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options is automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise. These dividend equivalent rights are non-cash in nature and, as such, executives do not actually receive the dividend payments.

Retirement Plans. Iowa Telecom maintains a defined benefit pension for certain of its employees that were former GTE employees prior to the GTE Acquisition in 2000. For 2009, none of the named executive officers participated in the plan. Iowa Telecom also maintains a qualified 401(k) defined contribution plan (“Iowa Telecom Savings Plan”) for its executive officers and employees. In addition, the Company contributed 3% of salary to the plan, subject to applicable limits under section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the “IRC”), which limit was $245,000 for 2009.

Deferred Compensation Plan. The Company’s executive officers may elect to participate in a Deferred Compensation Plan. The Company’s liability to participating officers is an unsecured general obligation of the Company. The earnings credited to the participant’s account are based on their individual election of substantially similar investments that are available to all participants under the tax qualified Iowa Telecom Savings Plan. The Company’s Deferred Compensation Plan provides for the following:

•

The Company will credit the eligible participant’s deferred compensation account with the difference between 3% of the participant’s base salary and annual cash bonus compensation for that calendar year, and the amount of the Company’s contributions (other than matching contributions and elective deferrals) made to the participant’s account under the Iowa Telecom Savings Plan for that calendar year.

•

The Company also credits the eligible participant’s deferred compensation account with the matching contribution that the eligible participant would have received if the participant’s deferrals under the Company’s Deferred Compensation Plan had instead been made to the Iowa Telecom Savings Plan, without regard to the annual compensation limits then in effect under IRC section 401(a)(17) or any other IRC section or rule.

•

Additionally, in accordance with the Employment Agreement with Mr. Wells, the Company also credits Mr. Wells’ deferred compensation account in a dollar amount equal to five percent (5%) of the sum of Mr. Wells’ base salary and annual cash bonus. Such deferrals are credited to Mr. Wells’ deferred compensation account during the year in accordance with the Company’s payroll cycles, and vest immediately. In accordance with the Employment Agreement with Mr. Wells, the amount of the Company’s matching and discretionary contributions for Mr. Wells’ account under the Company’s defined contribution retirement plans and deferred compensation plans shall not exceed $100,000 per year.

In the event of a Change of Control, as defined, the Company shall create and fund an irrevocable trust for the payment of the benefits.

Severance and Change-in-Control Benefits. To assist in the recruitment and retention of named executive officers, and to provide for management continuity in the event of a change in control, we provide certain severance and change-in-control benefits to our named executive officers.

In July 2009, in light of the industry trend toward consolidation and the possibility that Iowa Telecom might begin a strategic transaction process, the Compensation Committee discussed the possibility of a change in control of the company and the uncertainty that this might cause, which might result in the departure or distraction of key management employees to the significant detriment of the Company. As a result, the Compensation Committee decided, upon the recommendation of Mr. Wells, to consider adopting change in control agreements for key employees other than Mr. Wells. The Compensation Committee engaged a compensation consultant to advise it on such matters. During the course of those discussions, the Compensation Committee also decided, upon the recommendation of the chair of the committee, to review Mr. Wells’ employment agreement in order to potentially modify the change of control provisions and extend the term, which at the time was to expire on December 31, 2010. The Compensation Committee also retained the compensation consultant to advise it with regard to Mr. Wells’ employment agreement. Upon the recommendation of the Compensation Committee, on September 21, 2009, Iowa Telecom entered into change of control agreements with its executive officers, other than Mr. Wells, and on September 24, 2009, Iowa Telecom entered into a new employment agreement with Mr. Wells.

The restricted stock agreements with our named executive officers provide for the vesting of restricted shares granted to our named executive officers upon a termination of employment by the Company without “cause” or upon a termination of employment by the named executive officer for “good reason” generally within 12 months and, for all restricted stock agreements entered into after December 31, 2009, within 48 months, after a “change of control,” as such terms are defined in the 2005 Stock Incentive Plan.

None of our named executive officers is entitled to severance or change-in-control benefits in the event of a voluntary resignation or involuntary termination for cause. In a change-of-control situation, the named executive officer’s employment must be involuntarily terminated without cause or voluntarily terminated with good reason. We have adopted this “double trigger” approach, rather than providing benefits solely upon a change in control (“single trigger”), because we believe that the double trigger provides adequate employment protection and reduces associated costs in the event of a possible acquisition of the Company.

We view the potential severance and change-in-control benefits as a separate compensation element because the related benefits are not expected to be paid in a particular year and serve a different purpose for the executive than other elements of compensation. Therefore, the severance and change-in-control benefits do not affect decisions regarding other elements of compensation.

Perquisites and Other Personal Benefits. We do not provide substantial perquisites to executives that are not available to substantially all other salaried employees. We do provide executives with personal use of Company provided vehicles and, in one instance, a social club membership to foster business relationships. Our Compensation Committee believes these limited perquisites are reasonable and consistent with its overall compensation program to better enable us to attract and retain superior executives. The Committee periodically reviews the levels of perquisites and other personal benefits provided to executive officers.

Other Matters

Indemnity Agreements. Iowa Telecom’s charter and bylaws provide indemnification for its officers and directors to the maximum extent permitted by law. In general, the Company will pay the costs of legal defense, settlements or judgments on behalf of the officer or director relating to actions taken in the course of employment or service with Iowa Telecom, as long as such conduct meets applicable standards.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

We have reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, we recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

MEMBERS OF THE COMPENSATION COMMITTEE

Kenneth R. Cole, Chair
Craig A. Lang
H. Lynn Horak

Summary Compensation Table

The following table summarizes the compensation of each of our named executive officers for the fiscal years ended December 31, 2007, 2008, and 2009. The named executive officers are the Company’s Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers ranked by their total compensation in the table below (collectively the “named executive officers”).

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards (4) ($)	Non-Equity Incentive Plan Compensation (5) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6) ($)	All Other Compensation (7) ($)	Total

Alan L. Wells Chairman and Chief Executive Officer	2009	$420,000	$630,000	$2,299,670	$—	$—	$—	$99,450	$3,449,120
	2008	416,923	195,720	669,200	—	224,280	—	108,614	1,614,737
	2007	396,154	144,960	547,500	—	455,040	—	88,794	1,632,448

Craig A. Knock Vice President, Chief Financial Officer, and Treasurer	2009	270,000	55,162	647,190	—	21,668	—	26,228	1,020,247
	2008	268,462	36,450	376,425	—	43,254	—	27,752	752,343
	2007	258,462	33,790	383,250	—	67,766	—	26,512	769,780

Brian T. Naaden Vice President and Chief Information Officer	2009	216,000	40,500	234,090	—	14,445	—	18,375	523,410
	2008	214,462	20,520	184,030	—	28,836	—	17,250	465,098
	2007	205,077	22,001	197,100	—	44,743	—	16,875	485,796

Donald G. Henry Vice President, General Counsel and Secretary	2009	225,000	36,562	468,180	—	15,047	—	18,375	763,164
	2008	222,846	26,719	250,950	—	30,038	—	17,250	547,803
	2007	209,308	23,142	197,100	—	45,829	—	16,875	492,254

Lon M. Hopkey Vice President, Corporate Development	2009	180,000	27,001	316,710	—	12,038	—	16,652	552,400
	2008	179,231	18,000	133,840	—	24,030	—	17,250	372,351
	2007	174,231	16,240	153,300	—	38,010	—	16,160	397,941

(1)	Includes amounts deferred under the Iowa Telecommunications Services, Inc. Deferred Compensation Plan. For additional information about deferred compensation in 2009, see the Nonqualified Deferred Compensation table and accompanying footnotes and narrative.
(2)	Represents the discretionary cash bonus award for each of the named executive officers. See the Short-Term Cash Incentive Payments section in the accompanying Compensation Discussion and Analysis. The Company paid all 2009 amounts in March 2010.
(3)	Reflects the aggregate fair value on grant date based on the closing stock price of Iowa Telecommunications Services, Inc. common stock on the date of grant of the restricted stock. The fair value reflects the expected future cash flows of dividends and therefore dividends on unvested shares are not separately disclosed.
(4)	No options have been granted by Iowa Telecommunications Services, Inc. in the respective periods.
(5)	Represents the performance-based cash bonus award for each of the named executive officers. The Company paid the 2009 amounts in March 2010. See the Short-Term Cash Incentive Payments section in the accompanying Compensation Discussion and Analysis for further information about the performance bonus based on Adjusted EBITDA.
(6)	None of the named executive officers participates in the Company’s Pension Plan. The Change in Pension Value and Non-qualified Deferred Compensation Earnings column also reports the amount of above market earnings on compensation that is deferred outside of tax-qualified plans. No amount is reported because above market rates are not permitted under the Iowa Telecommunications Services, Inc. Deferred Compensation Plan and similar investments are available to all participants in the Company’s tax qualified plans. For additional information about deferred compensation in 2009, see the Nonqualified Deferred Compensation table and accompanying footnotes and narrative.

(7)	See All Other Compensation table and accompanying footnotes and narrative below.

All Other Compensation Table

The following table describes each component of the All Other Compensation column in the Summary Compensation Table:

	Year	Matching contribution to 401(k) Plan(1)	Discretionary contribution to 401(k) Plan(2)	Company Contribution to Deferred Compensation Plan(3)	Total(4)

Alan L. Wells	2009	$11,025	$7,350	$81,075	$99,450
	2008	10,350	6,900	91,364	108,614
	2007	10,125	6,750	71,919	88,794

Craig A. Knock	2009	11,025	7,350	7,853	26,228
	2008	10,350	6,900	10,502	27,752
	2007	10,125	6,750	9,637	26,512

Brian T. Naaden	2009	11,025	7,350	—	18,375
	2008	10,350	6,900	—	17,250
	2007	10,125	6,750	—	16,875

Donald G. Henry	2009	11,025	7,350	—	18,375
	2008	10,350	6,900	—	17,250
	2007	10,125	6,750	—	16,875

Lon M. Hopkey	2009	9,991	6,661	—	16,652
	2008	10,350	6,900	—	17,250
	2007	9,696	6,464	—	16,160

(1)	Represents the Company matching contribution to the 401(k) Plan for each of the named executive officers.
(2)	Represents the Company discretionary contribution to the 401(k) Plan for each of the named executive officers.
(3)	Represents the Company credit to the Iowa Telecommunications Services, Inc. Deferred Compensation Plan for each of the named executive officers. For additional information about deferred compensation in 2009, see the Nonqualified Deferred Compensation table and accompanying footnotes and narrative.
(4)	The Company provides perquisites to certain of the named executive officers as described in the Compensation Discussion and Analysis section under the caption “Perquisites and Other Personal Benefits.” For 2009, the value of such perquisites to each of the named executive officers was less than $10,000 in the aggregate.

Grants of Plan-Based Awards

The following table sets forth information for each named executive officer with respect to estimated possible payouts under non-equity incentive plan awards that could have been earned for 2009 and the Stock Awards and Grant Date Fair Value of such awards granted in 2009:

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards Number of Shares of Stock or Units (#)		All Other Option Awards Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Alan L. Wells	$105,000	$210,000	$420,000	—	—	—	71,000	(2)	—	—	$977,670
							100,000	(3)	—	—	1,322,000
Craig A. Knock	20,250	40,500	60,750	—	—	—	47,000	(2)	—	—	647,190
Brian T. Naaden	13,500	27,000	40,500	—	—	—	17,000	(2)	—	—	234,090
Donald G. Henry	14,063	28,125	42,188	—	—	—	34,000	(2)	—	—	468,180
Lon M. Hopkey	11,250	22,500	33,750	—	—	—	23,000	(2)	—	—	316,710

(1)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards. Payouts under this portion of the bonus plan were based on performance in 2009. The performance targets and the related named executive officer threshold, target and maximum amounts were set on April 28, 2009, as described in the Compensation Discussion and Analysis section under the caption “Short-Term Cash Incentive Payments.” The amounts actually paid under that portion of the bonus plan for 2009 appear in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(2)	Represents restricted shares granted on February 25, 2009 pursuant to the Company’s 2005 Stock Incentive Plan to the named executive officers. Under the terms of the restricted stock agreement, each award vests at a rate of 25% per year commencing on April 1, 2011, subject to certain forfeiture provisions. Holders of our restricted shares are entitled to receive dividends and other distributions, if any, as and when declared by the board of directors.
(3)	Represents restricted shares granted to Mr. Wells on September 24, 2009 pursuant to the Company’s 2005 Stock Incentive Plan. Under the terms of the restricted stock agreement, the award vests at a rate of one-third per year commencing on September 24, 2010, subject to certain forfeiture provisions. Holders of our restricted shares are entitled to receive dividends and other distributions, if any, as and when declared by the board of directors.
(4)	The Grant Date Fair Value of the individual Award is calculated using Grant Date Fair Value per Share amounts of $13.77 and $13.22, which were the closing prices per share on February 25, 2009 and September 24, 2009, respectively.

Outstanding Equity Awards at December 31, 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alan L. Wells	—	—	—	—	—	254,750	$4,269,610	—	—
Craig A. Knock	—	—	—	—	—	93,875	1,573,345	—	—
Brian T. Naaden	—	—	—	—	—	41,750	699,730	—	—
Donald G. Henry	—	—	—	—	—	60,250	1,009,790	—	—
Lon M. Hopkey	—	—	—	—	—	40,275	675,009	—	—

(1)	Represents previously granted restricted shares that have not vested pursuant to the Company’s 2005 Stock Incentive Plan to the named executive officers. Holders of our restricted shares are entitled to receive dividends and other distributions, if any, as and when declared by the board of directors. The restricted shares generally become vested in full upon a termination of employment by the Company without “cause,” or upon a termination of employment by the named executive officer for “good reason,” within 12 months after a “change of control.” Otherwise, the shares remain forfeitable until the risks of forfeiture lapse according to the following vesting schedule:

								Total Shares
	Grant
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Alan L. Wells	—	25,000	—	18,750	40,000	71,000	100,000	254,750
Craig A. Knock	7,500	—	3,750	13,125	22,500	47,000	—	93,875
Brian T. Naaden	5,000	—	2,000	6,750	11,000	17,000	—	41,750
Donald G. Henry	2,500	—	2,000	6,750	15,000	34,000	—	60,250
Lon M. Hopkey	2,500	—	1,525	5,250	8,000	23,000	—	40,275

a.	All of the restricted shares were granted on August 2, 2005 pursuant to the Company’s 2005 Stock Incentive Plan. Under the terms of restricted stock agreements, each award vests at a rate of 25% per year commencing on August 2, 2007, subject to certain forfeiture provisions. Accordingly, the expected share amounts that will vest annually for Mr. Knock, Naaden, Henry, and Hopkey will be 7,500, 5,000, 2,500 and 2,500, respectively.
b.	The restricted shares were granted on August 3, 2005, pursuant to the Company’s 2005 Stock Incentive Plan. Under the terms of a restricted stock agreement, these shares will vest at the rate of 25,000 shares per year commencing on April 1, 2007, subject to certain forfeiture provisions.
c.	All of the restricted shares were granted on May 9, 2006 pursuant to the Company’s 2005 Stock Incentive Plan. Under the terms of restricted stock agreements, each award vests at a rate of 25% per year commencing on May 9, 2007, subject to certain forfeiture provisions. Accordingly, the expected share amounts that will vest annually for Mr. Knock, Naaden, Henry, and Hopkey will be 3,750, 2,000, 2,000, and 1,525, respectively.
d.	All of the restricted shares were granted on May 9, 2007 pursuant to the Company’s 2005 Stock Incentive Plan. Under the terms of restricted stock agreements, each award vests at a rate of 25% per year commencing on April 1, 2009, subject to certain forfeiture provisions. Accordingly, the expected share amounts that will vest annually for Mr. Wells, Knock, Naaden, Henry, and Hopkey will be 6,250, 4,375, 2,250, 2,250, and 1,750, respectively.

e.	All of the restricted shares were granted on March 5, 2008 pursuant to the Company’s 2005 Stock Incentive Plan. Under the terms of restricted stock agreements, each award vests at a rate of 25% per year commencing on April 1, 2010, subject to certain forfeiture provisions. Accordingly, the expected share amounts that will vest annually for Mr. Wells, Knock, Naaden, Henry, and Hopkey will be 10,000, 5,625, 2,750, 3,750, and 2,000, respectively.
f.	All of the restricted shares were granted on February 25, 2009 pursuant to the Company’s 2005 Stock Incentive Plan. Under the terms of restricted stock agreements, each award vests at a rate of 25% per year commencing on April 1, 2010, subject to certain forfeiture provisions. Accordingly, the expected share amounts that will vest annually for Mr. Wells, Knock, Naaden, Henry, and Hopkey will be 17,750, 11,750, 4,250, 8,500, and 5,750, respectively.
g.	The restricted shares were granted on September 24, 2009, pursuant to the Company’s 2005 Stock Incentive Plan. Under the terms of a restricted stock agreement, these shares will vest at the rate of one-third of the shares per year commencing on September 24, 2010, subject to certain forfeiture provisions.
h.	Holders of our restricted shares are entitled to receive dividends and other distributions, if any, as and when declared by the board of directors.
(2)	Represents the market value of restricted shares that have not vested using the December 31, 2009 closing stock price of $16.76 per share.

Option Exercises and Stock Vested

The following table provides information for each of our named executive officers on Option Exercises and Stock Awards realized in 2009:

	Option Awards(1)		Stock Awards(2)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Alan L. Wells	407,116	$3,563,209	31,250	$358,125
Craig A. Knock	46,232	538,308	15,625	190,350
Brian T. Naaden	23,232	326,397	9,250	112,825
Donald G. Henry	15,195	136,601	6,750	82,175
Lon M. Hopkey	26,232	356,648	5,775	70,332

(1)	The Option Exercises table includes the number of options under our 2002 Stock Incentive Plan that were exercised in 2009 and the value realized before payment of any applicable withholding taxes and broker commissions.
(2)	The Stock Awards table includes the number of shares under our 2005 Stock Incentive Plan that were vested in 2009 and the value realized on the date of vesting before payment of any applicable withholding taxes. Certain amounts included under Stock Awards in the Summary Compensation Table in 2007, 2008 and 2009, and in the future, will be double counted in the Stock Awards table when realized, to the extent any restricted stock vested in the current period.

Pension Benefits

None of the named executive officers are eligible to participate in the Company sponsored Iowa Telecom Pension Plan.

Nonqualified Deferred Compensation

The following table provides information, for each of our named executive officers, on the participation in 2009 in the Iowa Telecommunications Services, Inc. Deferred Compensation Plan. The Deferred Compensation Plan is a nonqualified and unfunded plan that allows eligible participants to voluntarily defer until retirement up to 100% of base salary and up to 100% of bonus in any given year. Earnings for the participant are credited based on the participant’s election of certain investment options authorized under the Deferred Compensation Plan.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(4)
Alan L. Wells	$21,000	$81,075	$140,227	—	$721,954
Craig A. Knock	47,250	7,853	28,192	—	192,078
Brian T. Naaden	—	—	—	—	—
Donald G. Henry	—	—	—	—	—
Lon M. Hopkey	—	—	1,232	—	5,861

(1)	All of the amounts reflected as executive contributions are included in the Summary Compensation Table as Salary or Bonus earned.
(2)	Amounts credited to Mr. Wells and Mr. Knock for 2009 are summarized below:

Deferred Compensation Plan

	Excess 3% Credit(a)	Excess 401(k) Plan contribution(b)	Mr. Wells Employment Agreement(c)	Total(d)
Alan Wells	$17,850	$21,225	$42,000	$81,075
Craig Knock	3,141	4,712	—	7,853

a.	In accordance with the Company’s Deferred Compensation Plan, the Company credits the eligible participant’s deferred compensation account with the difference between 3% of the participant’s base salary and annual cash bonus compensation for that calendar year, and the amount of the Company’s contributions (other than matching contributions and elective deferrals) made to the participant’s account under the Iowa Telecom Savings Plan for that calendar year.
b.	In accordance with the Company’s Deferred Compensation Plan, the Company also credits the eligible participant’s deferred compensation account with the matching contribution that the eligible participant would have received if the participant’s deferrals under the Company’s Deferred Compensation Plan had instead been made to the Iowa Telecom Savings Plan, without regard to the annual compensation limits then in effect under IRC section 401(a)(17) or any other IRC section or rule.
c.	In accordance with the Employment Agreement with Mr. Wells, the Company also credits Mr. Wells’ deferred compensation account in a dollar amount equal to five percent (5%) of the sum of Mr. Wells’ base salary and annual cash bonus. Such deferrals are credited to Mr. Wells’ deferred compensation account during the year in accordance with the Company’s payroll cycles, and vest immediately.
d.	In accordance with the Employment Agreement with Mr. Wells, the amount of the Company’s matching or discretionary contributions for Mr. Wells’ account under the Company’s defined contribution pension plans and deferred compensation plans shall not exceed $100,000 per year.
(3)	None of these earnings (loss) are included in the Summary Compensation Table because substantially similar investments are available to all participants under the tax qualified Iowa Telecom Savings Plan. The aggregate earnings credited to the participant’s account are based on their individual elections of the applicable investment options. The average earnings rate for Mr. Wells, Mr. Knock and Mr. Hopkey was approximately 26%, 21% and 27%, respectively.

(4)	The Plan is unfunded and any benefit due to the participants is an unsecured general obligation of the Company. In the event of a Change of Control, as defined, the Company shall create and fund an irrevocable trust for the payment of the benefits.

Employment and Change of Control Agreements

Employment Agreement. On September 24, 2009, the Company entered into a new employment agreement with Alan L. Wells, our Chairman, President and Chief Executive Officer, which replaced his previous employment agreement dated August 2, 2005. The employment agreement expires on December 31, 2012, and is subject to automatic extensions for successive terms of one year unless either party delivers at least 180 days’ notice of non-renewal. For 2009, Mr. Wells receives a base salary of $420,000, which in the future may be increased following annual review by our board of directors. Mr. Wells also receives an annual bonus equal to a percentage of his base salary, ranging from zero to 200% of base salary if certain goals are met or exceeded. Goals used to assess Mr. Wells’ performance are established by the Compensation Committee in its sole discretion not later than the end of each first fiscal quarter, except that at least one-half of Mr. Wells’ potential bonus is based on the Company’s “Adjusted EBITDA.” Bonus amounts in excess of 100% of Mr. Wells’ base salary may, in the Compensation Committee’s sole discretion, be paid in the form of restricted stock issued under our 2005 Equity Incentive Plan, valued at fair market value and vesting over three years, subject to accelerated vesting if Mr. Wells’ employment is terminated by the Company without “cause,” by Mr. Wells for “good reason,” due to Mr. Wells’ death or disability, or due to expiration of the term of the agreement without renewal.

The employment agreement also provides various fringe benefits, including vacation, use of a motor vehicle, participation in the Company’s 401(k) plan, and certain minimum amounts to be credited to Mr. Wells’ account under the Company’s Deferred Compensation Plan. Pursuant to the agreement, Mr. Wells also received a one-time grant of 100,000 shares of restricted stock under our 2005 Equity Incentive Plan, vesting over three years, subject to acceleration if, in connection with a “change of control” of the Company, Mr. Wells’ employment is terminated by the Company without “cause” or by Mr. Wells for “good reason.”

If we terminate Mr. Wells’ employment without “cause,” or if Mr. Wells terminates his employment for “good reason,” he will receive (i) any earned and unpaid bonus for a prior completed year and (ii) a prorated bonus for the year of termination based on actual performance results. In addition, in the event of such termination of employment, provided that Mr. Wells executes a release of claims, he also will receive (a) two times the sum of his annual base salary and target bonus (payable in monthly installments), plus, if in connection with a change of control, an additional lump sum equal to his annual base salary and target bonus (payable within 60 days of termination of employment), and (b) continuation of group health plan coverage for himself, his spouse and his dependents for up to 24 months (or a payment sufficient to purchase such coverage), or 36 months if in connection with a change of control.

Under Mr. Wells’ employment agreement, “Cause” will be deemed to exist if he: (i) is convicted of, or pleads guilty or nolo contendere to, a felony or crime of moral turpitude or is prohibited from serving as a director, officer or employee of a publicly traded company; (ii) commits an act of dishonesty that is harmful to the Company, any of its subsidiaries or its employees; (iii) fails to materially comply with the employment agreement or with reasonable policies, regulations and directives of the Company; (iv) acts or fails to act in such a way that causes material harm to the Company’s reputation or business; (v) materially violates any confidentiality or non-compete agreement; or (vi) willfully fails to perform the duties described in his employment agreement (unless by reason of illness, injury or disability). “Good Reason” generally will exist if: (i) the Company materially breaches the employment agreement, including failure to pay any amount that is due or fails to take any action that is required under the employment agreement or reduces the base salary or the bonus plan described in the agreement; (ii) Mr. Wells’ position, authority, duties or responsibilities as Chief Executive Officer of the Company are materially diminished (which includes a requirement that he report to anyone other than the board of directors of the Company or, where the Company becomes a subsidiary or a parent company, Mr. Wells is not the Chief Executive Officer of such parent company or is required to report to anyone other than the board of directors of such parent company); (iii) the Company requires Mr. Wells to change the location at which he performs services to a location that is greater than 45 miles from Newton, Iowa; (iv) Mr. Wells’ non-stock related benefits are substantially reduced; or (v) the board of directors fails to re-nominate Mr. Wells to the board of directors.

Mr. Wells’ employment agreement also prohibits Mr. Wells from competing with us or soliciting our customers or employees for a period of 24 months after termination of Mr. Wells’ employment (which period is shortened to six months if the employment agreement expires without being renewed).

The employment agreement does not entitle Mr. Wells to a tax gross up, and Mr. Wells is liable for any applicable excise taxes on amounts paid to him pursuant to the employment agreement. However, if any payments or benefits provided to Mr. Wells (under the agreement or otherwise) result in a “parachute payment” (within the meaning of Section 280G of the IRC), then such payments or benefits will be reduced to the minimum extent necessary to avoid the excise tax that otherwise would apply under Section 4999 of the IRC, but only if applying the cutback would cause Mr. Wells to retain a larger after-tax amount.

Change of Control Agreements. In addition to the provisions of Mr. Wells’ employment agreement described above, each of Messrs. Knock, Naaden, Henry and Hopkey is a party to a change of control agreement with the Company. Under these agreements, if the executive’s employment is terminated by the Company other than for “Cause” (as defined in the agreements and as described below), death or disability or the executive terminates his employment for “Good Reason” (as defined in the agreements and as described below) either prior to the change of control or upon or within two years following the change of control, then the executive will receive certain change of control severance benefits, subject to his execution of a release of claims. These benefits include: (i) a bonus for the year in which termination occurs, based on actual results but prorated for the number of days the executive was employed during the year; (ii) a cash severance payment equal to the multiple specified in the table below, multiplied by the sum of the executive’s then-current base salary and target bonus for the year in which the change of control occurs; (iii) continuation of benefits for the executive, his spouse and his dependents under our group health plan for a period up to the number of months specified in the chart below; (iv) the title to the company vehicle the executive was using immediately prior to the change of control; and (v) if such termination occurs after the expiration of 12 months, but prior to the expiration of 24 months, after the change of control, a cash payment equal to the fair market value of all then-unvested restricted stock. Other than the continuation of health benefits, the amounts described above are to be made as soon as practicable following the termination of the executive’s employment.

Executive Officer	Severance Multiplier	Benefits Continuation Period
Craig A. Knock	2.0	24 months
Brian T. Naaden	1.5	18 months
Donald G. Henry	2.0	24 months
Lon M. Hopkey	1.5	18 months

Similar to Mr. Wells’ agreement, while the change of control agreements do not entitle the executives to a tax gross up and each executive is liable for any applicable excise taxes on amounts paid to him pursuant to the change of control agreement, each of the change of control agreements provides that if any payments or benefits provided to the executive (under the agreement or otherwise) result in a “parachute payment” (within the meaning of Section 280G of the IRC), then such payments or benefits will be reduced to the minimum extent necessary to avoid the excise tax that otherwise would apply under Section 4999 of the IRC, but only if applying the cutback would cause the executive to retain a larger after-tax amount.

Under the change of control agreements, “Cause” is generally deemed to exist where an individual: (i) has been convicted of, or pleaded guilty or nolo contendere to, a felony or crime of moral turpitude or is prohibited from serving as a director, officer or employee of a publicly traded company; (ii) commits an act of dishonesty that is harmful to the Company, any of its subsidiaries or its employees; (iii) fails to materially comply with the reasonable policies, regulations and directives of the Company; (iv) acts or fails to act in such a way that causes material harm to the Company’s reputation or business; (v) materially violates any confidentiality agreement or the non-compete provisions of the change of control agreement; or (vi) willfully fails to perform the duties and responsibilities of his position (unless by reason of illness, injury or disability). “Good Reason” generally will exist if: (i) the Company fails to pay the executive any portion of his compensation or reduces the executive’s base salary or bonus eligibility; (ii) the executive’s position, authority, duties or responsibilities are materially diminished; (iii) the executive is required to change the location at which he performs services to a location that is greater than 45 miles from Newton, Iowa; or (iv) the aggregate value of the executive’s non-stock related benefits are materially reduced.

The change of control agreements also prohibit Messrs. Knock, Naaden, Henry and Hopkey from competing with the Company or soliciting the Company customers or employees for a period of 24 months after termination of such executive’s employment with the Company.

Payments Due Upon Termination

The following table assumes a termination date and, where applicable, a change in control date of December 31, 2009, and a stock price of $16.76 per share, which was the closing price of one share of our common stock on December 31, 2009:

Termination Reason	Alan L. Wells	Craig A. Knock	Brian T. Naaden	Donald G. Henry	Lon M. Hopkey
Involuntary Termination Without Cause
Severance Benefits (1)	$1,728,164	$—	$—	$—	$—
Nonqualified Deferred Compensation (2)	721,954	—	—	—	—
Restricted Stock Vesting (3)	—	—	—	—	—

Total	$2,450,118	$—	$—	$—	$—

Involuntary Termination Without Cause, or Termination For Good Reason, within 1 year after a Change in Control
Severance Benefits (1)	$2,577,746	$753,164	$429,373	$598,664	$367,673
Nonqualified Deferred Compensation (2)	721,954	192,078	—	—	5,861
Restricted Stock Vesting (3)	4,269,610	1,573,345	699,730	1,009,790	675,009

Total	$7,569,310	$2,518,587	$1,129,103	$1,608,454	$1,048,543

(1)	See “Employment and Change of Control Agreements” above.
(2)	See “Nonqualified Deferred Compensation” above.
(3)	See “Outstanding Equity Awards at December 31, 2009” above.

Involuntary Termination Without Cause or Termination by the Executive For Good Reason. We have entered into an employment agreement with Mr. Wells that provides certain benefits, as described above under “Employment and Change of Control Agreements.” The other named executive officers are employees at will and, except in the case of a termination following a change in control, are not entitled to any severance benefits upon involuntary termination or termination by the executive for good reason.

Involuntary Termination Without Cause, or Termination For Good Reason, after a Change in Control. See “Employment and Change of Control Agreements” above.

Voluntary Resignation and Involuntary Termination for Cause. In the event of voluntary resignation and involuntary termination for cause, none of the named executive officers is entitled to any enhanced or further benefits from the Company.

Payments Made Upon Disability. In the event of a termination due to a disability, none of the named executive officers is entitled to any enhanced or further benefits from the Company.

Payments Made Upon Death. In the event of death, none of the named executive officer’s spouses or dependents is entitled to any severance benefits upon death of the named executive officer.

Payments Made Upon Retirement. In the event of normal retirement, none of the named executive officers is entitled to any enhanced or further benefits from the Company.

Other. The amounts shown above for each of the named executive officers do not include payments and benefits generally provided on a non-discriminatory basis to similarly situated salaried employees of the Company upon the termination of their employment with the Company, including: (a) accrued salary, profit sharing, and unused vacation benefits, (b) distributions of account balances under the Company’s qualified 401(k) plan, (c) vested stock options granted under the 2002 Stock Incentive Plan, if any, and (d) any severance benefits made available to salaried employees generally.

On November 23, 2009, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Windstream Corporation, a Delaware corporation (“Windstream”), and Buffalo Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Windstream (“Newco”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, we will merge with and into Newco, with Newco continuing as the surviving corporation (the “Merger”). Pursuant to the Merger Agreement, at the effective time and as a result of the Merger, each share of Iowa Telecom common stock outstanding immediately prior to the effective time of the Merger will be converted into and become exchangeable for (i) shares of common stock of Windstream at a fixed exchange ratio of 0.804 and (ii) $7.90 in cash. Our shareholders approved the Merger on March 25, 2010. Completion of the merger remains subject to (i) regulatory approval by the Federal Communications Commission, (ii) regulatory approval by the Iowa Utilities Board, and (iii) other customary conditions to closing. The merger is expected to close in mid-2010, assuming satisfaction or waiver of all of the conditions to the merger. No assurance can be given that the required conditions to closing will be satisfied or that the Merger will be completed; however, if the Merger is completed and a named executive officer is terminated, the named executive officer will be entitled to severance payments in connection with the change in control represented by the Merger in accordance with the provisions of their employment and change of control agreements described above.

Director Compensation

We pay our non-employee directors an annual retainer consisting of a $25,000 cash payment and 1,000 shares of our common stock. Each non-employee director may elect to receive up to one-half of the cash payment in shares of our common stock. Non-employee directors also are paid $1,000 for each board meeting attended in person, $500 for each board committee meeting attended in person and $500 for each board or board committee meeting attended by means of a telephone conference call. In addition, our lead director and the Chairman of the Audit Committee each receive an additional annual retainer of $10,000, and all other members of the Audit Committee receive an additional annual retainer of $5,000. We reimburse all non-employee directors for reasonable expenses incurred to attend board or board committee meetings. Under our director compensation policy, a director who also serves as an executive officer receives no additional compensation for serving as a director.

The following table details compensation to our non-employee directors in 2009.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth R. Cole	$35,000	$12,850	$—	$—	$—	$—	$47,850
Norman C. Frost	37,500	12,850	—	—	—	—	50,350
Brian G. Hart	42,500	12,850	—	—	—	—	55,350
H. Lynn Horak	41,000	12,850	—	—	—	—	53,850
Craig A. Lang	44,000	12,850	—	—	—	—	56,850
Kendrik E. Packer	38,000	12,850	—	—	—	—	50,850

(1)	Fees include the annual cash retainer, as well as meeting and other fees.
(2)

Reflects the aggregate fair value on grant date based on the closing stock price of Iowa Telecommunications Services, Inc. common stock on the date of grant of the restricted stock. The fair value reflects the expected future cash flows of dividends and therefore dividends on unvested shares are not separately disclosed. Each director received a fully vested grant of 1,000 shares of our common stock.

As of December 31, 2009, each non-employee director had the following number of stock awards outstanding: Mr. Cole, 2,000 shares; Mr. Frost, 8,000 shares; Mr. Hart, 5,000 shares; Mr. Horak, 2,000 shares; Mr. Lang, 2,000 shares; and Mr. Packer, 20,078 shares.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Certain Beneficial Owners and Management

The following table and footnotes set forth the beneficial ownership of Iowa Telecom common stock held by (i) each person or group of persons known to Iowa Telecom to beneficially own more than five percent (5%) of the outstanding shares of our common stock, (ii) each Iowa Telecom director, (iii) each executive officer of Iowa Telecom named in the Summary Compensation Table under Item 11. Executive Compensation, and (iv) Iowa Telecom’s executive officers and directors as a group. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. The information in the following table and footnotes is taken from or is based upon filings made by such persons with the SEC, or upon information provided by such persons. All information is as of April 23, 2010 unless otherwise noted.

Name and address of beneficial owner or identity of group(1)	Aggregate number of shares beneficially owned(2)	Percent of shares outstanding(3)
Blackrock, Inc.(4)	2,937,324	8.86%
Dreman Value Management, LLC(5)	1,671,753	5.04%
Kenneth R. Cole	3,000	*
Norman C. Frost	9,000	*
Brian G. Hart	6,000	*
H. Lynn Horak	3,000	*
Craig A. Lang	3,000	*
Kendrik E. Packer	21,078	*
Alan L. Wells	558,288	1.68%
Craig A. Knock	172,677	*
Brian T. Naaden	40,749	*
Donald G. Henry	76,545	*
Lon M. Hopkey	61,467	*
All executive officers and directors as a group (16 persons)	1,236,697	3.73%

*	Represents less than 1% of Iowa Telecom’s outstanding common stock.
(1)	Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares set forth opposite their names. The address of all executive officers and directors is c/o Iowa Telecommunications Services, Inc., 403 W. Fourth Street North, Newton, Iowa 50208.
(2)	Includes the following number of shares of unvested restricted stock:

Name	Restricted Stock (#)
Alan L. Wells	295,750
Craig A. Knock	107,125
Brian T. Naaden	34,500
Donald G. Henry	66,750
Lon M. Hopkey	45,775

(3)	The applicable percentage of shares outstanding for each beneficial owner is calculated by dividing (i) the number of shares deemed to be beneficially owned by such person by (ii) the number of shares of common stock outstanding as of April 23, 2010.

(4)

The address of Blackrock, Inc. (“Blackrock”) is 40 East 52nd Street, New York, NY 10022. The information set forth in the table pertaining to Blackrock and in this footnote is as reported on a statement on Schedule 13G jointly filed on January 29, 2010 by Blackrock. In this Schedule 13G, Blackrock stated that (a) it may be deemed the beneficial owners of shares of our common stock held by Blackrock in trust accounts for the economic benefit of the beneficiaries of those accounts and (b) Blackrock has sole voting and dispositive power over 2,937,324 shares of our common stock.

(5)	The address of Dreman Value Management, LLC (“Dreman”) is Harborside Financial Center, Plaza 10, Suite 800, Jersey City, NJ 07311. The information set forth in the table pertaining to Dreman and in this footnote is as reported on a statement on Schedule 13G filed on February 10, 2010 by Dreman. In this Schedule 13G, Dreman stated that (a) it may be deemed the beneficial owners of shares of our common stock held by Dreman in trust accounts for the economic benefit of the beneficiaries of those accounts and (b) Dreman has sole voting power over 314,900 shares of our common stock, shared voting power over 20,853 shares of our common stock and shared dispositive power over 1,671,753 shares of our common stock.

Equity Compensation Plan Information

See Item 5 in the Original Filing.

Change of Control

As discussed in Item 11, on November 23, 2009, we entered into the Merger Agreement. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, we will merge with and into Newco, with Newco continuing as the surviving corporation. Pursuant to the Merger Agreement, at the effective time and as a result of the Merger, each share of Iowa Telecom common stock outstanding immediately prior to the effective time of the Merger will be converted into and become exchangeable for (i) shares of common stock of Windstream at a fixed exchange ratio of 0.804 and (ii) $7.90 in cash. Our shareholders approved the Merger on March 25, 2010. Completion of the merger remains subject to (i) regulatory approval by the Federal Communications Commission, (ii) regulatory approval by the Iowa Utilities Board, and (iii) other customary conditions to closing. The merger is expected to close in mid-2010, assuming satisfaction or waiver of all of the conditions to the merger. No assurance can be given that the required conditions to closing will be satisfied or that the Merger will be completed. The following factors, among others, could cause actual results to differ materially from those described in these forward-looking statements relating to the Merger: risks associated with uncertainty as to whether the Merger will be completed, costs and potential litigation associated with the transaction, the failure of either party to meet the closing conditions set forth in the Merger Agreement, and the extent and timing of regulatory approvals.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Pursuant to its charter, and with the assistance of our Chief Financial Officer and General Counsel, our Audit Committee periodically reviews transactions, if any, between the Company and our officers, directors and beneficial owners to identify and address potential conflicts of interest. The creation or modification of a contractual obligation running to or from a related party requires certification by the responsible business unit leader that the arrangement is no less favorable to the Company than could be obtained in a transaction with an unrelated third-party dealing at arm’s-length. The requirement that the Audit Committee review transactions with related parties is set forth in writing in the committee’s charter. The procedures for certifying the fairness of the transaction are not in writing but are communicated periodically to the Company’s executive officers and other managers by our Chief Financial Officer and General Counsel.

There are no reportable transactions for the year ended December 31, 2009.

Director Independence

The board of directors has determined that Messrs. Cole, Packer, Frost, Lang, Horak and Hart are independent directors in accordance with Section 303A of the New York Stock Exchange (“NYSE”) corporate governance listing standards because none of them is believed to have any direct or indirect material relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as a director. In addition, the board has adopted Corporate Governance Guidelines which conform to or are more exacting than the NYSE listing standards and has determined that Messrs. Cole, Packer, Frost, Lang, Horak and Hart are independent under these guidelines. A copy of our Corporate Governance Guidelines may be found on our website at www.iowatelecom.com and is available in print to any shareholder who requests it. Mr. Wells is not considered independent under the NYSE listing standards because he currently serves as an executive officer of Iowa Telecom.

ITEM 14.	Principal Accountant Fees and Services

Pre-approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee Charter, all audit and audit-related work and all non-audit work performed by the independent accountants, Deloitte & Touche LLP, must be submitted to the Audit Committee for specific approval in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee has not delegated any of its responsibilities under the Sarbanes-Oxley Act to management.

Audit Fees

The aggregate fees billed for professional services rendered by Deloitte & Touche LLP for fiscal 2009 and 2008 were $535,000 and $625,000, respectively. The audit fees include the audit of our consolidated financial statements and the audit on the effectiveness of the Company’s internal control over financial reporting in accordance with the PCAOB, along with additional services associated with the acquisition of substantially all the assets of Sherburne Tele Systems, Inc.

Audit-related Fees

The aggregate fees billed for audit-related services rendered by Deloitte & Touche LLP during fiscal 2009 and 2008, which consisted principally of audits and related services of the employee benefit plans were $35,000 and $35,000, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by Deloitte & Touche LLP during fiscal 2009 and 2008 for tax compliance, tax advice and tax planning in connection with our various tax returns was $19,000 and $40,000, respectively.

All Other Fees

None.

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules

Exhibits

Reference is made to the Index to Exhibits, immediately preceding the exhibits to this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 26, 2010.

IOWA TELECOMMUNICATIONS SERVICES, INC.

/S/ ALAN L. WELLS
Alan L. Wells President, Chief Executive Officer and Director Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN L. WELLS Alan L. Wells	President, Chief Executive Officer and Director Principal Executive Officer	April 26, 2010

/S/ CRAIG A. KNOCK Craig A. Knock	Vice President, Chief Financial Officer and Treasurer Principal Financial and Accounting Officer	April 26, 2010

* Kenneth R. Cole	Director	April 26, 2010

* Norman C. Frost	Director	April 26, 2010

* Brian G. Hart	Director	April 26, 2010

* H. Lynn Horak	Director	April 26, 2010

* Craig A. Lang	Director	April 26, 2010

* Kendrik E. Packer	Director	April 26, 2010

*By:	/S/ CRAIG A. KNOCK
Craig A. Knock, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated November 23, 2009 by and among Iowa Telecommunications Services, Inc., Windstream Corporation and Buffalo Merger Sub., Inc.—incorporated by reference to Exhibit 2.1 to Iowa Telecom’s current Report on Form 8-K dated November 23, 2009.

3.1	Amended and Restated Articles of Incorporation of Iowa Telecommunications Services, Inc.*

3.2	Amended and Restated By-Laws of Iowa Telecommunications Services, Inc.*

10.2	Amended and Restated Credit Agreement, dated as of November 23, 2004, among Iowa Telecommunications Services, Inc., the several lenders from time to time parties thereto, CIBC World Markets Corp. and Lehman Brothers Inc., as co-lead arrangers, National Rural Utilities Cooperative Finance Corporation, as co-arranger, CIBC World Markets Corp., as syndication agent, and the Rural Telephone Finance Cooperative, as administrative agent.*

10.3	Amendment No. 1 dated as of August 26, 2005 to the Amended and Restated Credit Agreement dated as of November 23, 2004 between the Company, the several lenders from time to time party thereto, and Rural Telephone Finance Cooperative, as administrative agent—incorporated by reference to Exhibit 10.1 to Iowa Telecom’s Current Report on Form 8-K dated August 26, 2005.

10.4	Amendment No. 2 dated as of July 14, 2008 to the Amended and Restated Credit Agreement dated as of November 23, 2004 between the Company, the several lenders from time to time party thereto, and Rural Telephone Finance Cooperative, as administrative agent—incorporated by reference to Exhibit 10.2 to Iowa Telecom’s Current Report on Form 8-K dated July 14, 2008.

10.5	Form of Mortgage and Security Agreement, dated as of November 23, 2004, by and between Iowa Telecommunications Services, Inc., as mortgagor and Rural Telephone Finance Cooperative, as mortgage.*

10.6	Amended and Restated Pledge and Security Agreement, dated as of November 23, 2004, by and between Iowa Telecommunications Services, Inc., as pledgor and Rural Telephone Finance Cooperative, as collateral agent.*

10.7	Amended and Restated Security Agreement, dated as of November 23, 2004, among Iowa Telecommunications Services, Inc., Iowa Telecom Communications, Inc., Iowa Telecom Data Services, L.C., Iowa Telecom Technologies, LLC, and Rural Telephone Finance Cooperative.*

10.8	Employment Agreement dated September 24, 2009 between Iowa Telecommunications Services, Inc. and Alan L. Wells—incorporated by reference to Exhibit 10.1 to Iowa Telecom’s Current Report on Form 8-K dated September 21, 2009. #

10.9	Iowa Telecommunications Services, Inc. Stock Incentive Plan, adopted on April 26, 2002.*

10.10	Amendment to Iowa Telecommunications Services, Inc. Stock Incentive Plan, approved as of October 29, 2004.* #

10.12	2005 Stock Incentive Plan—incorporated by reference to Exhibit A to Iowa Telecom’s Definitive Proxy Statement for the 2005 Annual Meeting filed on Schedule 14A on April 29, 2005. #

Exhibit Number	Description
10.13	Asset Purchase Agreement dated November 21, 2008 by and among Iowa Telecommunications Services, Inc., Sherburne Tele Systems, Inc. (“STS”), Sherburne County Rural Telephone Co., Sherburne Tel-Com, Inc., Sherburne Cable-Com, Inc., Sherburne Long Distance, Inc., Northstar Access, LLC, Northstar Tele-Com, Inc., Sherburne fiber-Com, Inc., those shareholders of STS set forth on the signature page of the agreement, and Robert K. Eddy in his capacity as the Shareholders’ Representative as defined in the agreement.—incorporated by reference to Exhibit 10.13 of Iowa Telecom’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.14	Stock Purchase Agreement dated as of February 5, 2008 among Iowa Telecommunications Services, Inc., the sellers named in the Agreement, and John M. Bishop as Sellers’ Representative—incorporated by reference to Exhibit 10.1 to Iowa Telecom’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.24	Restricted Stock Agreement dated as of September 24, 2009 between Iowa Telecommunications Services, Inc. and Alan L. Wells—incorporated by reference to Exhibit 10.2 to Iowa Telecom’s Current Report on Form 8-K dated September 21, 2009. #

10.25	Form of Restricted Stock Agreement used under 2005 Stock Incentive Plan—incorporated by reference to Exhibit 10.3 to Iowa Telecom’s Current Report on Form 8-K dated August 2, 2005. #

10.26	Form of change of control agreement dated September 21, 2009 between Iowa Telecommunications Services, Inc. and each of several of its executives—incorporated by reference to Exhibit 10.3 to Iowa Telecom’s Current Report Form 8-K dated September 21, 2009. #

10.27	Incremental Loan Amendment, dated as of July 1, 2009, to the Amended and Restated Credit Agreement, dated as of November 23, 2004, among Iowa Telecom, the lenders party thereto and Rural Telephone Finance Cooperative as administrative agent—incorporated by reference to Exhibit 99.1 to Iowa Telecom’s Current Report Form 8-K dated July 1, 2009.

21	Subsidiaries of Iowa Telecommunications Services, Inc.—incorporated by reference to Exhibit 21 to Iowa Telecom’s Annual Report on Form 10-K for the year ended December 31, 2009.

23.1	Consent of Independent Registered Public Accounting Firm—incorporated by reference to Exhibit 23.1 to Iowa Telecom’s Annual Report on Form 10-K for the year ended December 31, 2009.

24	Power of Attorney—incorporated by reference to the Signature Page of Iowa Telecom’s Annual Report on Form 10-K for the year ended December 31, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as exhibits to Iowa Telecom’s Registration Statement on Form S-1 (File No. 333-114349) and incorporated herein by reference thereto.
#	Management agreement or compensatory plan or arrangement.