Form 10-Q
period 2010-03-31
IOWA TELECOMMUNICATIONS SERVICES INC
filed 2010-04-26
CIK 1120462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of April 23, 2010 was 33,169,355.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	December 31, 2009	March 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,259	$11,368
Accounts receivable, net	22,632	23,412
Inventories	5,105	5,224
Prepayments and other current assets	7,857	6,990

Total Current Assets	47,853	46,994

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	672,270	674,358
Accumulated depreciation	(365,631)	(380,155)

Net Property, Plant and Equipment	306,639	294,203

GOODWILL	492,956	492,956
INTANGIBLE ASSETS AND OTHER, net	51,238	50,280
INVESTMENT IN AND RECEIVABLE FROM THE RURAL TELEPHONE FINANCE COOPERATIVE	17,141	16,696

Total Assets	$915,827	$901,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$37,000	$35,000
Accounts payable	12,408	10,404
Advanced billings and customer deposits	10,470	10,479
Accrued and other current liabilities	33,195	28,415
Current maturities of long-term debt	3,276	2,470

Total Current Liabilities	96,349	86,768

LONG-TERM DEBT	565,214	565,513
DEFERRED TAX LIABILITIES	60,783	63,717
OTHER LONG-TERM LIABILITIES	25,914	25,943

Total Liabilities	748,260	741,941

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Iowa Telecommunications Services, Inc. stockholders’ equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 32,193,036 and 32,224,844 issued and outstanding, respectively	322	322
Additional paid-in capital	332,722	333,614
Accumulated deficit	(153,383)	(162,757)
Accumulated other comprehensive loss	(12,094)	(11,991)

Total Stockholders’ Equity	167,567	159,188

Total Liabilities and Stockholders’ Equity	$915,827	$901,129

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

(Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2009	2010
REVENUES AND SALES	$61,288	$67,406
OPERATING COSTS AND EXPENSES:
Cost of services and sales (exclusive of items shown separately below)	20,234	23,634
Selling, general and administrative	12,202	12,683
Depreciation and amortization	13,990	16,262

Total Operating Costs and Expenses	46,426	52,579

OPERATING INCOME	14,862	14,827

OTHER INCOME (EXPENSE):
Interest and dividend income	873	617
Interest expense	(7,596)	(8,152)
Other, net	(159)	(173)

Total Other Expense, net	(6,882)	(7,708)

EARNINGS BEFORE INCOME TAXES	7,980	7,119
INCOME TAX EXPENSE	3,471	3,035

NET INCOME	4,509	4,084
Net loss attributable to noncontrolling interest	98	—

NET INCOME ATTRIBUTABLE TO IOWA TELECOMMUNICATIONS SERVICES, INC.	$4,607	$4,084

EARNINGS PER SHARE:
BASIC - Earnings Per Share	$0.14	$0.11

BASIC - Weighted Average Number of Shares Outstanding	31,594	32,200

DILUTED - Earnings Per Share	$0.14	$0.11

DILUTED - Weighted Average Number of Shares Outstanding	32,149	32,231

Dividends Declared Per Share	$0.405	$0.405

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended March 31, 2009 and 2010
	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2008	31,500,687	$315	$327,264	$(110,814)	$(14,308)	$287	$202,744
Net income	—	—	—	4,607	—	(98)	4,509
Unrealized gain on derivatives, net of tax effect	—	—	—	—	66	—	66
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	(27)	—	(27)

Total comprehensive income (loss)	—	—	—	4,607	39	(98)	4,548
Compensation from compensatory stock plans	6,000	—	885	—	—	—	885
Exercise of employee stock options	419,116	4	585	—	—	—	589
Capital contributions from noncontrolling interest	—	—	34	—	—	161	195
Dividends declared ($.405 per share)	—	—	—	(13,242)	—	—	(13,242)

Balance, March 31, 2009	31,925,803	$319	$328,768	$(119,449)	$(14,269)	$350	$195,719

Balance, December 31, 2009	32,193,036	$322	$332,722	$(153,383)	$(12,094)	$—	$167,567
Net income	—	—	—	4,084	—	—	4,084
Unrealized gain on derivatives, net of tax effect	—	—	—	—	101	—	101
Post retirement benefit plan adjustment, net of tax effect	—	—	—	—	2	—	2

Total comprehensive income	—	—	—	4,084	103	—	4,187
Compensation from compensatory stock plans	6,000	—	1,090	—	—	—	1,090
Shares reacquired	(12,333)	—	(207)	—	—	—	(207)
Exercise of employee stock options	38,141	—	9	—	—	—	9
Dividends declared ($.405 per share)	—	—	—	(13,458)	—	—	(13,458)

Balance, March 31, 2010	32,224,844	$322	$333,614	$(162,757)	$(11,991)	$—	$159,188

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,509	$4,084
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13,582	15,438
Amortization of intangible assets	408	824
Amortization of debt issuance costs	174	384
Deferred income taxes	3,421	2,857
Non-cash stock-based compensation expense	885	1,090
Changes in operating assets and liabilities, net of impact of acquisitions:
Receivables	1,902	(780)
Inventories	(454)	(119)
Accounts payable	(2,447)	(2,004)
Other assets and liabilities	(4,457)	(5,820)

Net Cash Provided by Operating Activities	17,523	15,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,627)	(3,043)
Business acquisitions and settlements	(324)	2,244

Net Cash Used in Investing Activities	(3,951)	(799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in revolving credit facility	(6,000)	(2,000)
Proceeds from exercise of stock options	589	9
Payment on long-term debt	(297)	(507)
Capital contributions from noncontrolling interests	195	—
Shares reacquired	—	(207)
Dividends paid	(12,949)	(13,341)

Net Cash Used in Financing Activities	(18,462)	(16,046)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,890)	(891)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,605	12,259

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,715	$11,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,435	$8,056

Cash paid for income taxes	$1	$151

SUPPLEMENTAL NON-CASH ACTIVITIES:

Dividends on Common Stock of $13,242 were declared on March 16, 2009 for shareholders of record as of March 31, 2009 and the dividends were paid on April 15, 2009.

Dividends on Common Stock of $13,458 were declared on March 15, 2010 for shareholders of record as of March 31, 2010 and the dividends were paid on April 15, 2010.

See notes to condensed consolidated financial statements.

Iowa Telecommunications Services, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Iowa Telecommunications Services, Inc. and Subsidiaries (the “Company,” “Iowa Telecom,” “we,” “us” or “our”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed pursuant to such rules and regulations. In the opinion of the Company’s management, all adjustments (consisting of only normal and recurring accruals) have been made to present fairly the consolidated balance sheets, statements of income and statements of cash flows for the periods presented. The statements of income for the periods presented are not necessarily indicative of the results to be expected for the full year. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2009, that are included in the Company’s most recently filed annual report on Form 10-K as filed with the SEC.

Windstream Merger Agreement

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

The transaction is expected to close mid—2010. Completion of the Merger with Windstream is conditioned upon the receipt of certain governmental consents and approvals, and Iowa Telecom shareholders’ approval. The Iowa Telecom shareholders approved the transaction at a special meeting on March 25, 2010. No assurance can be given that the other required conditions to closing will be satisfied or that the Merger will be completed.

Factors outside of management’s control could delay or prevent completion of the proposed Merger. In the event of a termination of the Merger Agreement, we may be required to pay Windstream a termination fee of $25.0 million in certain circumstances. Pending completion of the Merger, Iowa Telecom is subject to various covenants contained in the Merger Agreement that restrict Iowa Telecom’s ability to operate its business outside the ordinary course of business.

Recently Issued Accounting Pronouncements

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

In January 2010, the FASB issued FASB ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. FASB ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurements as set forth in the FASB Codification Subtopic 820-10. FASB ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years beginning after December 15, 2010. Early adoption is permitted. Adoption of FASB ASU 2010-06 impacts disclosures only and did not have an impact on the Company’s condensed consolidated balance sheets, statements of income or statements of cash flows.

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

	Three Months Ended March 31,
	2009	2010
	(in thousands, except per share amounts)
Net income attributable to Iowa Telecommunications Services, Inc.	$4,607	$4,084
Net income allocated to unvested compensatory stock	(84)	(408)

Net income attributable to Iowa Telecommunications Services, Inc. common shares	$4,523	$3,676

Basic shares outstanding:
Weighted average basic shares outstanding	32,182	32,965
Less unvested compensatory stock included in weighted average basic shares outstanding	(588)	(765)

Weighted average shares outstanding for basic earnings per common share	31,594	32,200

Diluted shares outstanding:
Weighted average shares outstanding for basic earnings per common share	31,594	32,200
Add shares issuable upon exercise of stock options	555	31

Weighted average number of shares outstanding – diluted	32,149	32,231

Earnings Per Share:
Basic	$0.14	$0.11
Diluted	$0.14	$0.11

As of March 31, 2009 and 2010, total options outstanding were 258,463 and none, respectively.

3. NONCONTROLLING INTEREST

The following table presents the effects of changes in Iowa Telecom’s ownership interest in its partially-owned subsidiary on Iowa Telecom’s equity:

	Net Income Attributable to Iowa Telecommunications and Transfers from Noncontrolling Interest
	Three Months Ended March 31,
	2009	2010
	(dollars in thousands)
Net income attributable to Iowa Telecommunications Services, Inc.	$4,607	$4,084
Increase in Iowa Telecommunications Services, Inc. paid-in capital for issuance of shares	34	—

Change from net income attributable to Iowa Telecommunications Services, Inc. and transfers from noncontrolling interest	$4,641	$4,084

4. REVENUES AND SALES

The table below sets forth the components of revenues and sales for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010
Local services	$18,085	$19,274
Network access services	21,854	21,868
Toll services	5,566	5,377
Data and internet services	9,655	12,235
Other services and sales	6,128	8,652

Total revenues and sales	$61,288	$67,406

5. EMPLOYEE BENEFIT PLANS

Retirement Pension Plan

The Company sponsors the Iowa Telecom Pension Plan (the “Plan”), a defined benefit pension plan, that covers many former GTE Midwest Incorporated (“GTE”) employees. The provisions of the Plan were assumed by the Company in connection with the Company’s acquisition of the Iowa operations of GTE in 2000 (“GTE Acquisition”). The Plan generally provides for employee retirement at age 65 with benefits based upon length of service and compensation. The Plan provides for early retirement, lump sum benefits, and various annuity options. Approximately 40 employees accrue benefits under the plan. There were no contributions made to the Plan during the first quarter of 2009 and 2010.

Components of pension benefit cost are as follows:

	Three Months Ended March 31,
	2009	2010
	(dollars in thousands)
Pension Benefit Cost:
Service cost	$61	$64
Interest cost	201	211
Expected return on plan assets	(168)	(197)
Amortization of unrecognized actuarial loss	57	45
Amortization of unrecognized prior service cost	7	7

Net periodic benefit cost	$158	$130

The benefits to be paid to participants at their normal retirement age of 65 are fixed.

Postretirement Benefits

The Company assumed a postretirement benefit plan obligation for employees who qualified for benefits at the date of the GTE Acquisition. This plan provides for defined medical and life insurance benefits to select employees who satisfy the requirements for an early or normal pension under the defined benefit pension plan.

Components of postretirement benefit cost (income) are as follows:

	Three Months Ended March 31,
	2009	2010
	(dollars in thousands)
Postretirement Benefit Cost (Income):
Service cost	$1	$1
Interest cost	42	36
Amortization of unrecognized net actuarial loss	—	11
Amortization of unrecognized prior service benefit	(110)	(61)

Net periodic benefit income	$(67)	$(13)

6. LONG-TERM DEBT AND REVOLVING CREDIT FACILITIES

As of March 31, 2010
(dollars in thousands)
Total Long-Term Debt:
Iowa Telecom senior secured credit facility:
Term Loan B (including Incremental Term Loan)	$475,000
Term Loan C	70,000
Term Loan D	7,778
EN-TEL Communications, LLC debt	10,905
SHAL, LLC debt	4,300

Total Debt	567,983
Less current portion	(2,470)

Long-term debt obligations, net of current portion	$565,513

Iowa Telecom Credit Facilities

As of March 31, 2010, the Company had outstanding $552.8 million of senior debt under the Iowa Telecom term loan facilities and had $35.0 million drawn under its $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of March 31, 2010, $35.0 million was outstanding on the revolving credit facility and $65.0 million was available. Borrowings under the revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of March 31, 2010, the Company had $35.0 million outstanding under LIBOR elections at an average all-in rate of 2.24%. As of March 31, 2009, the Company had $33.0 million outstanding under LIBOR elections at an average all-in rate of 2.52%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of March 31, 2010, $350.0 million of Term Loan B was based upon a LIBOR election effective through June 30, 2010 at an all-in rate of 2.04%. The all-in rate on the $350.0 million Term Loan B as of March 31, 2009 was 2.99%. The Company entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of March 31, 2010, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through April 22, 2010 at an all-in rate of 1.99%. The all-in rate on the $50.0 million Term Loan B as of March 31, 2009 was 2.21%.

On July 1, 2009, Iowa Telecom entered into an Incremental Loan Amendment (the “Incremental Amendment”) to the Amended and Restated Credit Agreement dated as of November 23, 2004 (as amended from time to time, the “Credit Agreement”), among Iowa Telecom, the lenders party thereto and Rural Telephone Finance Cooperative, as administrative agent. Pursuant to the Incremental Amendment, Iowa Telecom borrowed $75.0 million in incremental loans under the incremental loan facility provided under the Credit Agreement. The incremental loans bear interest at either a base rate plus 1.00% (in the case of base rate loans) or LIBOR plus 2.00% (in the case of Eurodollar loans), at the election of Iowa Telecom. The incremental loans are subject to the terms and conditions of the Credit Agreement and are entitled to the benefits of the collateral security provided to the other loans made pursuant to the Credit Agreement. The maturity date of the incremental loans is November 23, 2011. As of March 31, 2010, the interest rate on the $75.0 million was based upon a LIBOR election effective through April 5, 2010 at all-in-rate of 2.23%.

Term Loan C is a $70.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Effective August 1, 2007, the Company elected a new all-in fixed interest rate of 6.95% through June 2011 on Term Loan C. Upon the expiration of the fixed interest rate period, the term loan will convert to the Rural Telephone Finance Cooperative-base variable rate plus 0.85%.

Term Loan D is a $7.8 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Effective August 1, 2007, the Company elected a new all-in fixed interest rate of 6.95% through June 2011 on Term Loan D. Upon the expiration of the fixed interest rate period, the term loan will convert to the Rural Telephone Finance Cooperative-base variable rate plus 0.85%.

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

The Iowa Telecom credit facilities permit the Company to pay dividends to holders of its common stock; however, they contain significant restrictions on its ability to do so. The credit facilities contain certain negative covenants that, among other things, limit or restrict the Company’s ability (as well as those of our subsidiaries) to: create liens and encumbrances; incur debt, issue preferred stock, or enter into leases and guarantees; enter into loans, investments and acquisitions; make asset sales, transfers or dispositions; change lines of business; enter into hedging agreements; pay dividends, redeem stock, or make certain restricted payments; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback or synthetic lease transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to its fiscal year; and engage in mergers and consolidations.

The Iowa Telecom credit facilities require the Company, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require the Company, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans (adjusted to exclude the effects of borrowings to fund permitted acquisitions) through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. A mandatory prepayment of $378,000 is due prior to April 30, 2010 under these provisions. The Iowa Telecom credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the Iowa Telecom credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which the Company was in compliance with as of March 31, 2010.

EN-TEL Communications, LLC (“EN-TEL”) Notes Payable

On July 18, 2008, the Company acquired Bishop Communications Corporation (“Bishop Communications”). As part of the acquisition, the Company assumed debt of $13.0 million issued by EN-TEL Communications, LLC, a majority-owned subsidiary of Bishop Communications. The EN-TEL debt consists of notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.00%. As of March 31, 2009, the all-in rate was 7.20%. The notes have a fixed interest rate for specific periods of time ranging from July 2010 through December 2013 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The promissory notes mature in 2015 and 2018. Principal payments of $319,000 were made during the three months ended March 31, 2010. The remaining scheduled payments are $995,000 in 2010, $1.4 million in 2011, $1.5 million in 2012, $1.6 million in 2013, $1.7 million in 2014, and $3.5 million thereafter.

The notes are secured by the assets of EN-TEL. The debt agreements restrict dividends paid by EN-TEL and no amounts are currently available for dividends.

As a condition of borrowing from the RTFC, the Company is required to invest $1.1 million in SCCs.

SHAL, LLC Notes Payable

On July 1, 2009, the Company acquired substantially all of the assets of Sherburne Tele Systems, Inc. (the “Sherburne Assets”). As part of the acquisition, the Company became the majority owner of SHAL, LLC. As a result, the Company began reflecting the results of operations, cash flows and financial position of SHAL, LLC on a consolidated basis. At the time of the acquisition of the Sherburne Assets, SHAL, LLC had debt outstanding of $4.9 million. The debt is represented by promissory notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.20%. The notes have a fixed interest rate for specific periods through January 2012 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The promissory notes mature in October 2014. A principal payment of $188,000 was made during the quarter ended March 31, 2010. The remaining scheduled payments are $584,000 in 2010, $830,000 in 2011, $893,000 in 2012, $960,000 in 2013, $1.0 million in 2014.

The notes are secured by the assets of SHAL, LLC and SHAL Networks, Inc. The debt agreements restrict dividends paid by SHAL, LLC. Currently, $993,000 is available for dividends.

As a condition of borrowing from the RTFC, the Company is required to invest $224,000 in SCCs.

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

7. STOCK INCENTIVE PLANS

2002 Stock Incentive Plan

The Iowa Telecommunications, Inc. 2002 Stock Incentive Plan (the “2002 Incentive Plan”) allows for the issuance of incentive stock options or nonqualified stock options. Under the 2002 Incentive Plan, options have been granted for the purchase of 2,227,714 shares, of which 1,031,795 were redeemed for cash in 2004 in conjunction with the Company’s initial public offering and, as of March 31, 2010, all remaining options have been exercised. No new options will be granted under the 2002 Incentive Plan. The term of each option did not exceed 10 years from the date of grant. Options granted to employees vested over 3 to 5 years from the date of the grant. All unvested options outstanding at the time of the closing of the Company’s initial public offering vested pursuant to the terms of the 2002 Incentive Plan. The exercise price for unexercised options was automatically decreased by the amount of dividends that would have been paid on the shares issuable upon exercise.

During the three month period ended March 31, 2009, the Company recorded $104,000 of stock-based compensation expense to reflect the change in the fair value of the options due to the reduction of the exercise price resulting from the declaration of cash dividends.

The fair value of each option grant and subsequent modification is estimated using the Black-Scholes option-pricing model. The table below depicts the weighted-average assumptions used in determining the options’ fair value at the time of the exercise price reductions.

	Three Months Ended March 31,
	2009	2010
Weighted Average Expected Life (in years)	0.7yr	NA
Risk free interest rate	0.2%	NA
Volatility	40.5%	NA
Dividend yield	0%	NA

A summary of the status of options granted under the 2002 Incentive Plan as of March 31, 2009 and 2010, and the changes during the three month periods then ended, is presented below:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2010
Fixed Options	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
OUTSTANDING AT BEGINNING OF PERIOD	677,579	$1.48	38,141	$0.24
Granted	—	—	—	—
Exercised	(419,116)	1.41	(38,141)	0.24

OUTSTANDING AT MARCH 31,	258,463	$1.21	—	$—

2005 Stock Incentive Plan

The Iowa Telecommunications Services, Inc. 2005 Stock Incentive Plan (the “2005 Incentive Plan”) allows for the issuance of up to an aggregate of 1.5 million shares of restricted or unrestricted stock, of which 1,285,800 shares of restricted stock, net of forfeitures and cancellations, have been awarded to various officers and employees of the Company, and 20,757 shares of unrestricted stock have been issued to members of the Company’s Board of Directors as of March 31, 2010.

A summary of the status of the restricted shares awarded pursuant to the 2005 Incentive Plan as of March 31, 2009 and 2010, and the changes during the three months then ended, is presented below:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2010
	Shares		Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
OUTSTANDING AT BEGINNING OF PERIOD	471,150		$18.77	747,075		$15.97
Granted	299,000	(1)	13.77	260,000	(2)	17.08
Vested	—		—	—		—

OUTSTANDING AT MARCH 31,	770,150		$16.83	1,007,075		$16.25

(1)	Weighted average vesting period at grant date for shares granted is 49 months.

(2)	Weighted average vesting period at grant date for shares granted is 48 months.

The Company recognizes compensation cost related to awards of restricted stock on a straight-line basis over the requisite service period for the entire award. The Company recorded $704,000 and $992,000 of stock-based compensation expense during the three month periods ended March 31, 2009 and 2010, respectively. The remaining amount to be charged to expense for the unvested awards over the remaining service periods is $11.6 million as of March 31, 2010. The Company also recorded $77,000 and $98,000 of expense during the three month periods ended March 31, 2009 and 2010, respectively, related to the unrestricted shares issued to members of its Board of Directors.

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

The guarantor of a floating rate payer under one of the interest rate swap agreements declared bankruptcy during the third quarter of 2008 resulting in a default of the agreement. In accordance with the agreement, the Company elected to terminate the agreement effective September 26, 2008. The swap agreement had been designated as a hedge against the variability in future interest payments due on $175.0 million of Term Loan B. Accumulated Other Comprehensive Loss (“Accumulated OCI”) of $870,000 related to the terminated hedge recorded in the Company’s Consolidated Statements of Stockholders’ Equity is being amortized as an expense in the Other Income (Expense) section of the Company’s Condensed Consolidated Statements of Income for the remaining term of the terminated hedge transaction through November 23, 2011.

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

		Fair Value
	Balance Sheet	As of December 31, 2009	As of March 31, 2010
		(dollars in thousands)
Interest rate swap contracts	Other long-term liabilities	$18,289	$18,303

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

Gain Recognized in OCI (effective portion)			Loss Reclassified from Accumulated OCI into Income (effective portion)			Loss Recognized in Income (ineffective portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2009	2010	Income Statement	2009	2010	Income Statement	2009		2010
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
Other comprehensive income	$50	$115	Interest expense	$(2,331)	$(3,388)	Other expense	$(173	)(1)	$(192	)(2)

(1)

The amount of loss recognized in income includes $110,000 related to the ineffective portion of the hedging relationship and $63,000 related to the amortization of Accumulated OCI on the terminated hedge discussed above.

(2)

The amount of loss recognized in income includes $129,000 related to the ineffective portion of the hedging relationship and $63,000 related to the amortization of Accumulated OCI on the terminated hedge discussed above.

9. COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated balance sheets, statements of income or statements of cash flows.

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated and disclosed subsequent events through the date the financial statements were issued.

On November 23, 2009, the Company entered into the Merger Agreement with Windstream and Newco. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, we will merge with and into Newco, with Newco continuing as the surviving corporation. Pursuant to the Merger Agreement, at the effective time and as a result of the Merger, each share of Iowa Telecom common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the Merger will be converted into and become exchangeable for (i) shares of common stock of Windstream at a fixed exchange ratio of 0.804 and (ii) $7.90 in cash. Each share of restricted stock awarded under our 2005 Stock Incentive Plan will be treated the same as any other outstanding share of Company common stock, but the forfeiture provisions and other terms and conditions of the restricted stock will continue to apply to the merger consideration received for the restricted stock and the cash portion of the consideration will be retained by Windstream until the restrictions have lapsed.

The transaction is expected to close mid - 2010. Completion of the Merger with Windstream is conditioned upon the receipt of certain governmental consents and approvals, and Iowa Telecom shareholders’ approval. The Iowa Telecom shareholders approved the transaction at a special meeting on March 25, 2010. No assurance can be given that the other required conditions to closing will be satisfied or that the Merger will be completed. Pending completion of the Merger, Iowa Telecom is subject to various covenants contained in the Merger Agreement that restrict Iowa Telecom’s ability to operate its business outside the ordinary course of business.

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

10. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

Interest Rate Swaps—These included the Company’s interest rate swap derivative instruments. The fair value of the interest rate swaps was determined based on the present value of expected future cash flows using discount rates appropriate with consideration given to the Company’s and counterparties’ non-performance risk utilizing inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized these swap contracts as Level 2. Deducted from the March 31, 2010, interest rate swap fair value calculation was a $278,000 adjustment in consideration of the Company’s non-performance risk. The Company’s non-performance risk is assessed based on the current trading discount of its Term Loan B debt because the swap agreements are secured by the same collateral. The fair value of the interest rate swaps is recorded in the Other Long-Term Liabilities section of the Company’s Consolidated Balance Sheets.

The following table presents the fair value of the Company’s financial instruments:

	Fair Value Measurements as of March 31, 2010
	Carrying Amount	Totals	Level 1	Level 2	Level 3
	(dollars in thousands)
Cash equivalents invested in money market mutual funds	$3,091	$3,091	$3,091	$—	$—
Investments held in rabbi trust account	$1,027	$1,027	$1,027	$—	$—
Interest rate swaps	$(18,303)	$(18,303)	$—	$(18,303)	$—

	Fair Value Measurements as of December 31, 2009
	Carrying Amount	Totals	Level 1	Level 2	Level 3
	(dollars in thousands)
Cash equivalents invested in money market mutual funds	$6,841	$6,841	$6,841	$—	$—
Investments held in rabbi trust account	$938	$938	$938	$—	$—
Interest rate swaps	$(18,289)	$(18,289)	$—	$(18,289)	$—

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

The fair value and carrying value of the Company’s long-term debt, including current maturities, was as follows:

	As of December 31, 2009	As of March 31, 2010
	(dollars in thousands)
Fair value	$568,582	$573,824
Carrying value	$568,490	$567,984

11. INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and five state jurisdictions. The Minnesota Department of Revenue is in the process of reviewing the return of an acquired subsidiary. The review covers both pre and post acquisition periods. The Company is fully indemnified for any tax obligations related to the pre-acquisition period. The Company has been notified its 2008 tax return will be examined by the Internal Revenue Service. The Company is not currently under income tax examination in any other jurisdiction. For federal and state tax purposes, the Company’s 2001 through 2009 tax years remain open for examination by the tax authorities due to net operating losses remaining to be utilized.

12. GOODWILL, INTANGIBLE ASSETS AND OTHER

The Company performs its annual impairment review of goodwill and indefinite-lived intangible assets as required by FASB ASC 350, Intangibles—Goodwill and Other, in the third quarter of every year. No impairment of goodwill or other long-lived intangible assets resulted from the annual valuation as of August 31, 2009.

	As of December 31, 2009		As of March 31, 2010
	(dollars in thousands)
Goodwill	$492,956	(1)	$492,956	(1)

(1)	Goodwill for the year December 31, 2009 and the three months ended March 31, 2010 include accumulated impairment losses of $98.4 million.

Intangible assets and other consisted of the following:

		March 31, 2010
	Life	Cost	Accumulated Amortization	Net Book Value
		(dollars in thousands)
Definite-lived intangible assets	4-20 years	$31,792	$(9,111)	$22,681
Debt issuance costs	7 years	6,498	(3,972)	2,526
Wireless licenses	—	18,987	—	18,987
Other assets	NA	6,086	—	6,086

Total		$63,363	$(13,083)	$50,280

		December 31, 2009
	Life	Cost	Accumulated Amortization	Net Book Value
		(in thousands)
Definite-lived intangible assets	4-20 years	$31,792	$(8,288)	$23,504
Debt issuance costs	7 years	6,498	(3,589)	2,909
Wireless licenses	—	18,987	—	18,987
Other assets	NA	5,838	—	5,838

Total		$63,115	$(11,877)	$51,238

Amortization expense for definite-lived intangible assets was $408,000 and $824,000 for the three months ended March 31, 2009 and 2010, respectively. Amortization expense is calculated on the straight-line method unless there is a method that more accurately reflects the consumption of the benefit provided by the intangible asset. Estimated annual amortization expense for definite-lived intangible assets for each of the next five years and cumulative thereafter is as follows (in thousands):

2010	$2,472
2011	2,935
2012	2,553
2013	2,247
2014	2,159
Thereafter	10,315

Total	$22,681

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, “intend”, or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. Unless otherwise stated, the forward-looking information contained in this report does not take into account or give effect to the impact of the proposed Merger with Windstream described below. With respect to the forward-looking information contained in this report relating to the Merger, the following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements relating to the Merger: risks associated with uncertainty as to whether the Merger will be completed, costs and potential litigation associated with the transaction, the failure of either party to meet the closing conditions set forth in the Merger Agreement, and the extent and timing of regulatory approvals.

Overview

General

Iowa Telecommunications Services, Inc. (the “Company,” “Iowa Telecom,” “we,” “us” or “our”) and its subsidiaries provide wireline local exchange telecommunications services to residential and business customers in rural Iowa, Minnesota and Missouri. We currently operate 298 telephone exchanges serving 428 communities as the incumbent or “historical” local exchange carrier and are the sole telecommunications company providing wireline services in approximately 67% of these communities. In addition, we provide service to residential and business customers throughout Iowa and Minnesota as a competitive local exchange carrier. In total, we provide services to approximately 249,100 access lines.

Our core business is the provision of local telephone service to end users and network access to other telecommunications carriers for calls originated or terminated on our network. In addition to these core activities, which generated 61% of our total revenues in the first three months of 2010, we provide long distance service, dial-up and DSL Internet access and other communications services. We provide services as the incumbent local exchange carrier (“ILEC”) through Iowa Telecom and its wholly-owned subsidiaries: Lakedale Telephone Company (“Lakedale Telephone”) and Montezuma Mutual Telephone Company (“Montezuma Telephone”). As part of our strategy of pursuing growth beyond our current service area, we compete for customers in Iowa in mostly adjacent markets through our competitive local exchange carrier subsidiaries Iowa Telecom Communications, Inc. (“ITC”) and IT Communications, LLC (“IT Communications”). Additionally, EN-TEL Communications LLC (“EN-TEL”) Lakedale Link, Inc., and Lakedale Link, LLC are competitive local exchange carriers that provide local and long distance services in Minnesota. Together, ITC, IT Communications, EN-TEL, Lakedale Link, Inc., and Lakedale Link, LLC are referred to as the “CLEC” or our “CLEC Operations”.

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

The transaction is expected to close mid—2010. Completion of the Merger with Windstream is conditioned upon the receipt of certain governmental consents and approvals, and our shareholders’ approval. The shareholders of Iowa Telecom approved the transaction at a special meeting on March 25, 2010. No assurance can be given that the other required conditions to closing will be satisfied or that the Merger will be completed.

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

The table below indicates the total number of access lines we serve and the number of customers subscribing to the indicated types of service as of the dates and for the periods shown:

	As of March 31,
	2009	2010(4)
Incumbent local exchange access lines(1)	206,100	207,300
Competitive local exchange carrier access lines(2)	32,400	41,800

Total access lines	238,500	249,100

Long distance subscribers	145,000	155,300
Dial-up Internet subscribers	15,100	9,100
DSL subscribers	78,200	95,900
Video subscribers(3)	21,400	27,500

(1)

Includes lines subscribed by our incumbent local exchange carrier retail customers and lines subscribed by our “wholesale” customers who are competing local exchange carriers. Wholesale access lines include: lines subscribed by our local exchange carrier competitors pursuant to interconnection agreements on an unbundled network element basis, for which the competitive local exchange carrier pays us a monthly fee; lines that we provide to competitive local exchange carriers for resale to their subscribers, for which the competitive local exchange carrier pays us a monthly fee equal to what we would charge our customers for local service less an agreed discount; and shared lines, for which a competitive local exchange carrier pays us a monthly fee to provide DSL service to its customers. We had 2,100 wholesale lines subscribed at March 31, 2009 and 1,700 at March 31, 2010.

(2)	Access lines subscribed by retail customers of our competitive local exchange carrier subsidiaries.

(3)	Includes subscribers served via our facilities as well as subscribers of satellite service which we resell.

(4)	Includes units acquired from Sherburne Tele Systems, Inc and WH Comm.

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

MCC is offering voice services through a business arrangement with Sprint Communications L.P. (“Sprint”). We challenged the manner in which Sprint sought to implement such an arrangement before both the Iowa Utilities Board and, later, before federal courts. Concurrent with the challenges before the Iowa Utilities Board, MCC filed a complaint in the Iowa District Court for Polk County on July 31, 2006, alleging that our refusal to accede to Sprint’s negotiation demands improperly interfered with MCC’s contracts and prospective customer relationships. On January 20, 2010, we executed an interconnection agreement with MCC that envisions MCC connecting directly to us rather than through Sprint and on February 5, 2010, MCC dismissed its Iowa District Court complaint.

Business Acquisitions. On July 1, 2009, we acquired substantially all of the assets of Sherburne Tele Systems, Inc. (the “Sherburne Assets”). As of September 30, 2009, the Sherburne Assts served approximately 14,300 incumbent local exchange carrier access lines, 9,600 competitive local exchange carrier lines, 14,600 DSL high-speed Internet customers and 3,600 video customers, primarily in communities and rural areas adjacent to the Minneapolis/St. Paul Metropolitan Area. The acquired operations include its incumbent local exchange carrier services, marketed as Connections. Etc., and competitive local exchange carrier services marketed as NorthStar Access.

On November 1, 2009, the Company completed the acquisition of substantially all the assets of WH Comm (the “WH Comm Assets”). WH Comm was a division of Wright-Hennepin Cooperative Electric Association based in Rockford, Minnesota. WH Comm, a competitive local exchange carrier, provides telephone and high speed DSL Internet in several communities near the western suburbs of Minneapolis, Minnesota. As of December 31, 2009, the WH Comm Assets served approximately 1,800 access lines and 700 DSL subscribers.

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

Our Retail Local Rate and Pricing Structure. As described under “Overview—Competition” above, effective July 1, 2005, the rates for all of our Iowa retail local exchange service except for single line flat-rated business and residential service and extended area service were deregulated. The remaining retail local exchange service rate regulation in our then-rate-regulated exchanges, with the arguable exception of extended area service, expired effective July 1, 2008. The Iowa Utilities Board had an opportunity to extend such remaining rate regulation until July 1, 2010, but, in a June 27, 2008 order, found that an extension of rate regulation was not in the public interest.

Our Ability to Control Operating Expenses. We strive to control expenses in order to maintain our operating margins. We anticipate that operating expenses generally will remain stable in line with revenue changes. Because some of our operating expenses, such as those relating to sales and marketing, are variable, we believe we can calibrate expenses to growth in the business to a significant degree.

Development of our Competitive Local Exchange Carrier Strategy. Part of our business strategy is to use our CLEC operations to pursue customers in markets in close proximity to our rural local exchange carrier markets. We plan to continue this strategy by seeking growth opportunities on a low-cost, selective basis, focusing primarily on business customers.

As of March 31, 2010, our CLEC served 41,800 access lines. Our CLEC Operations accounted for 16.8% of Iowa Telecom’s total access lines. Throughout 2010, we plan to maintain a limited investment approach as we continue to grow our competitive local exchange carrier business.

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

Network Access Services. We receive revenues from charges established to compensate us for the origination, transport and termination of calls generated by the customers of long distance carriers and for calls transported and terminated for the customers of wireless carriers. These include subscriber line charges imposed on end users, and switched and special access charges paid by carriers and others. We receive federally administered universal service support, representing approximately 3% of our total revenue in the first three months of 2010, as a result of the interstate switched access support provisions of the FCC’s CALLS Order to which the Company became subject in 2000. In addition, Montezuma Telephone and Lakedale Telephone (through the Sherburne County Rural Telephone study area) received high cost loop universal service support amounting to less than 1% of our revenue. Our incumbent local exchange carrier (Iowa Telecommunications, Inc.) and our independent incumbent local exchange carriers (Lakedale Telephone and Montezuma Telephone) switched access charges are based on rates approved by applicable state regulatory agencies. Our incumbent local exchange carrier and our independent incumbent local exchange carriers switched and special access charges for interstate and international services are based on rates approved by the FCC. The transport and termination charges paid by wireless carriers to our incumbent local exchange carriers are specified in interconnection agreements negotiated with each individual wireless carrier.

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

The following table summarizes our revenues and sales from these sources:

	Three Months Ended March 31,		% of Total Revenues and Sales for the Three Months Ended March 31,
	2009	2010	2009	2010
	(dollars in thousands)
Local services	$18,085	$19,274	29%	29%
Network access services	21,854	21,868	36%	32%
Toll services	5,566	5,377	9%	8%
Data and internet services	9,655	12,235	16%	18%
Other services and sales	6,128	8,652	10%	13%

Total revenues and sales	$61,288	$67,406	100%	100%

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

Results of Operations

The following table sets forth certain items reflected in our consolidated statements of income for the periods indicated, expressed as a percentage of total revenues and sales:

	Three Months Ended March 31,
	2009	2010
Revenues and sales	100%	100%
Cost of services and sales (excluding expenses listed separately below)	33%	35%
Selling, general and administrative	20%	19%
Depreciation and amortization	23%	24%

Operating income	24%	22%
Total other expenses, net	11%	11%

Earnings before income taxes	13%	11%
Income tax expense	6%	5%

Net income	7%	6%

The results of operations for the three months ended March 31, 2010 include the results from the Sherburne Assets which were acquired July 1, 2009.

Three Months Ended March 31, 2010 and 2009

Revenues and Sales

The table below sets forth the components of our revenues and sales for the three months ended March 31, 2010 compared to the same period in 2009:

	Three Months Ended March 31,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Revenues and Sales:
Local services	$18,085	$19,274	$1,189	6.6%
Network access services	21,854	21,868	14	0.1%
Toll services	5,566	5,377	(189)	-3.4%
Data and internet services	9,655	12,235	2,580	26.7%
Other services and sales	6,128	8,652	2,524	41.2%

Total revenues and sales	$61,288	$67,406	$6,118	10.0%

Local Services. Local services revenues increased $1.2 million, or 6.6%, for the three months ended March 31, 2010 as compared to the same period in 2009. The increase was primarily due to higher access lines resulting from the acquisition of the Sherburne Assets and higher vertical services revenue resulting from our bundled offerings. From March 31, 2009 to March 31, 2010, total access lines increased by 10,600, or 4.4%, including an increase of 1,200 incumbent local exchange carrier lines and an increase in lines served by our competitive local exchange carriers of 9,400. Excluding the lines acquired in the Sherburne and WH Comm transactions, incumbent local exchange carrier lines decreased by 12,500, while lines served by our competitive local exchange carriers decreased by 1,000 from March 31, 2009 to March 31, 2010.

Network Access Services. Our network access services revenues increased $14,000, or 0.1%, for the three months ended March 31, 2010 as compared to the same period in 2009. The additional revenue from the acquisition of the Sherburne Assets was offset by the decrease in the lines not included in the Sherburne Assets, lower minutes of use per access line and a decrease in the access rates for the Iowa operations.

Toll Services. Our toll services revenues decreased by $189,000, or 3.4%, for the three months ended March 31, 2010 as compared to the same period in 2009. The decrease in revenue was due to the decrease in minutes of use per line partially offset by the acquisition of the Sherburne Assets.

Data and Internet Services. Data and Internet services revenues increased by $2.6 million, or 26.7%, for the three months ended March 31, 2010 as compared to the same period in 2009. The increase was primarily a result of growth in revenue from our existing DSL Internet access service of $565,000, combined with the growth in our data solutions products of $476,000 and $1.6 million from the acquisition of the Sherburne Assets. This increase was partially offset by decreases in our existing dial-up Internet revenue of $230,000.

Other Services and Sales. Other services and sales revenues increased by $2.5 million, or 41.2%, for the three months ended March 31, 2010 as compared to the same period in 2009. The revenue increase was primarily due to CPE sales, the acquisition of the Sherburne Assets and increased revenue from video services.

Operating Costs and Expenses

The table below sets forth the components of our operating costs and expenses for the three months ended March 31, 2010 compared to the same period in 2009:

	Three Months Ended March 31,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Operating Costs and Expenses:
Cost of services and sales (exclusive of items shown separately below)	$20,234	$23,634	$3,400	16.8%
Selling, general and administrative	12,202	12,683	481	3.9%
Depreciation and amortization	13,990	16,262	2,272	16.2%

Total operating costs and expenses	$46,426	$52,579	$6,153	13.3%

Cost of Services and Sales. Cost of services and sales increased $3.4 million, or 16.8%, for the three months ended March 31, 2010 as compared to the same period in 2009. The increase was principally due to the $3.1 million of operating costs of the Sherburne Assets, including the expenses of SHAL, LLC and certain other entities, which became consolidated subsidiaries as a result of the acquisition of the additional ownership interest as a part of the acquisition of the Sherburne Assets on July 1, 2009, partially offset by lower access expense and operating taxes.

Selling, General and Administrative. Selling, general and administrative costs increased $481,000, or 3.9%, for the three months ended March 31, 2010 as compared to the same period in 2009. The 2010 period includes $1.9 million of costs from the Sherburne Assets and $252,000 of transaction-related costs. The 2009 period includes $1.2 million of transaction-related costs that are now charged to expense in accordance with FASB ASC 805, Business Combinations. The 2010 period also reflects cost reductions resulting from more fully integrating acquired entities into the Company’s systems.

Depreciation and Amortization. Depreciation and amortization increased $2.3 million, or 16.2%, for the three months ended March 31, 2010 as compared to the same period in 2009. The increase was primarily due to $1.7 million of depreciation and amortization expense related to the Sherburne Assets (including the effects of consolidating SHAL, LLC and certain other entities) and higher plant balances.

Other Income (Expense)

The table below sets forth the components of other income (expense) for the three months ended March 31, 2010 compared to the same period in 2009:

	Three Months Ended March 31,		Change
	2009	2010	Amount	Percent
	(dollars in thousands)
Other Income (Expense):
Interest and dividend income	$873	$617	$(256)	-29.3%
Interest expense	(7,596)	(8,152)	(556)	7.3%
Other, net	(159)	(173)	(14)	8.8%

Total other expense, net	$(6,882)	$(7,708)	$(826)	12.0%

Interest and Dividend Income. Interest and dividend income decreased $256,000 for the three months ended March 31, 2010 as compared to the same period in 2009. The decrease was due to lower patronage income in 2010.

Interest Expense. Interest expense was $7.6 and $8.2 million for the three months ended March 31, 2009 and 2010, respectively. Interest expense increased year over year due to the debt of SHAL, LLC, and the additional $75.0 million of Term Loan B debt that was issued to acquire the Sherburne Assets.

Other, Net. Other, net was expense of $159,000 and $173,000 for the three months ended March 31, 2009 and 2010, respectively. The expense resulted primarily from the ineffective portion of an interest rate swap agreement.

Income Tax Expense

Income tax expense decreased by $436,000 to $3.0 million for the three months ended March 31, 2010 as compared to $3.5 million for the same period in 2009 due to lower income before taxes. Income tax expense is being recorded at an estimated rate of approximately 43%.

During the three months ended March 31, 2009 and 2010, cash income taxes paid were $1,000 and $151,000, respectively, and relate primarily to payments of alternative minimum tax (AMT) and state income tax.

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

The table below reflects the dividends declared or paid by the Company during 2009 and 2010:

Date Declared	Dividend Per Share	Record Date	Payment Date
December 15, 2008	$0.405	December 31, 2008	January 15, 2009
March 16, 2009	$0.405	March 31, 2009	April 15, 2009
June 15, 2009	$0.405	June 30, 2009	July 15, 2009
September 15, 2009	$0.405	September 30, 2009	October 15, 2009
December 15, 2009	$0.405	December 31, 2009	January 15, 2010
March 15, 2010	$0.405	March 31, 2010	April 15, 2010

Our intention is to distribute a substantial portion of the cash generated by our business to our shareholders in regular quarterly dividends to the extent we generate cash in excess of our operating needs, interest and principal payments on our indebtedness, and capital expenditures.

We intend to fund our operations, interest expense, principal payments, capital expenditures, working capital requirements and dividend payments on our common stock with cash from operations. For the three months ended March 31, 2009 and 2010, cash provided by operating activities was $17.5 million and $16.0 million, respectively.

The purchase price of any significant future acquisitions may be paid in the form of equity securities, including common stock and/or cash. To the extent cash is used, we intend to use borrowings under our revolving credit facility or, subject to the restrictions in our credit facilities, to arrange additional funding through the sale of public or private debt and/or equity securities, including common stock, or to obtain additional senior bank debt.

On July 1, 2009, Iowa Telecom completed its acquisition of substantially all of the assets of Sherburne Tele Systems, Inc. for a purchase price of approximately $79.7 million in cash (net of cash acquired), subject to certain tax adjustments. Approximately $10.9 million of the purchase price was deposited into escrow accounts to satisfy, among other things, potential balance sheet purchase price adjustments, tax adjustments and potential indemnification claims by Iowa Telecom, if any. During the first quarter of 2010, the Company received $2.2 million as a result of a final tax adjustment. The purchase price was funded by an incremental term loan of $75.0 million under Iowa Telecom’s credit facilities, with the balance from borrowings under Iowa Telecom’s revolving credit facility.

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

On November 2, 2009, the Company completed the acquisition of substantially all the assets of WH Comm for $1.1 million. WH Comm was a division of Wright-Hennepin Cooperative Electric Association based in Rockford, MN. WH Comm, a competitive local exchange carrier, provides voice and high speed DSL Internet in several communities near the western suburbs of Minneapolis, Minnesota. As of December 31, 2009, WH Comm had approximately 1,800 access lines and 700 DSL subscribers.

Our ability to service our indebtedness will depend on our ability to generate cash in the future. We are not required to make any scheduled principal payments on Term Loans B, C and D, which will mature in November 2011. However, we may be required to make annual mandatory prepayments under these credit facilities with a portion of our available cash. Accordingly, a mandatory prepayment of $378,000 is required prior to April 30, 2010. We will need to refinance all or a portion of our indebtedness on or before maturity in 2011. Debt issued by EN-TEL of approximately $10.9 million will have principal payments of $995,000 in 2010, $1.4 million in 2011, $1.5 million in 2012, $1.6 million in 2013, $1.7 million in 2014, and $3.5 million thereafter. Debt issued by SHAL, LLC of approximately $4.3 million will have scheduled principal payments of $584,000 in 2010, $830,000 in 2011, $893,000 in 2012, $960,000 in 2013, and $1.0 million in 2014.

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

We have historically funded our operations and capital expenditure requirements primarily with cash from operations and our revolving line of credit. The following table summarizes our short-term liquidity and Adjusted Total Debt, as defined in our credit agreement, as of December 31, 2009 and March 31, 2010:

	As of
	December 31, 2009	March 31, 2010
	(dollars in thousands)
Short-Term Liquidity:
Current assets	$47,853	$46,994
Current liabilities	(96,349)	(86,768)

Net working capital deficit	$(48,496)	$(39,774)

Cash and cash equivalents	$12,259	$11,368
Available on revolving credit facility	$63,000	$65,000
Adjusted Total Debt:
Long-term debt	$565,214	$565,513
Current maturities of long-term debt	3,276	2,470
Revolving credit facility	37,000	35,000

Total debt	605,490	602,983
Minus:
RTFC Capital Certificates	(7,778)	(7,778)
Cash and cash equivalents	(12,259)	(11,368)

Adjusted Total Debt	$585,453	$583,837

The following table summarizes our Adjusted EBITDA, as defined in our credit agreement, and reconciles such Adjusted EBITDA to net income (which we believe is the most directly comparable GAAP financial measure to Adjusted EBITDA) for the three month periods ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010
	(dollars in thousands)
Adjusted EBITDA:
Net income	$4,509	$4,084
Income tax expense	3,471	3,035
Interest expense	7,596	8,152
Depreciation and amortization	13,990	16,262
Unrealized losses on financial derivatives	173	192
Non-cash stock-based compensation expense	885	1,090
Extraordinary or unusual (gains) losses	—	—
Non-cash portion of RTFC Capital Allocation	(337)	(193)
Other non-cash losses (gains)	—	—
Loss (gain) on disposal of assets not in ordinary course	—	—
Transaction costs	1,164	—

Adjusted EBITDA	$31,451	$32,622

The following table summarizes our sources and uses of cash for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010
	(dollars in thousands)
Net Cash Provided (Used) By:
Operating activities	$17,523	$15,954
Investing activities	$(3,951)	$(799)
Financing activities	$(18,462)	$(16,046)

Cash Provided by Operating Activities

Net cash provided by operating activities of $16.0 million for the three months ended March 31, 2010 decreased $1.6 million from 2009.

Cash Used in Investing Activities

The table below sets forth the components of cash used in investing activities for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010
	(dollars in thousands)
Network and support assets	$2,809	$2,731
Other	818	312

Total capital expenditures	3,627	3,043
Business acquisitions and settlements	324	(2,244)

Total	$3,951	$799

We expect that total capital expenditures in fiscal 2010 will be approximately $26.0 million. We expect to fund all of these capital expenditures through cash generated by our operations. Our capital expenditures can fluctuate from quarter to quarter, and are impacted to some extent by factors beyond our control, such as customer demand, the level of construction activity in our region, and weather.

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

On July 1, 2009, we completed the purchase of Sherburne for a total purchase price of approximately $79.7 million in cash (net of cash acquired), and assumed debt of $4.9 million, subject to certain tax adjustments. The purchase price was funded by an incremental term loan of $75.0 million under Iowa Telecom’s credit facilities, with the balance from borrowings under Iowa Telecom’s revolving credit facility. During the first quarter of 2010, we received $2.2 million as a result of a final tax adjustment.

Cash Used in Financing Activities

For the three months ended March 31, 2009 and 2010, net cash used in financing activities was $18.5 million and $16.0 million, respectively.

Long-Term Debt and Revolving Credit Facilities

As of March 31, 2010
(dollars in thousands)
Total Long-Term Debt:
Iowa Telecom senior secured term loans	$552,778
EN-TEL Communications, LLC notes payable	10,905
SHAL, LLC notes payable	4,300

Total Debt	567,983
Current Maturities of long-term debt	2,470

Long-Term Debt	$565,513

Iowa Telecom Credit Facilities

As of March 31, 2010, we had outstanding $552.8 million of senior debt under the Iowa Telecom term loan facilities, and had $35.0 million drawn under our $100.0 million revolving credit facility. The details of the credit facilities are as follows:

The revolving credit facility will expire in November 2011 and permits borrowings up to the aggregate principal amount of $100.0 million (less amounts reserved for letters of credit up to a maximum amount of $25.0 million). As of March 31, 2010, $35.0 million was outstanding on the revolving credit facility and $65.0 million was available. Borrowings under our revolving credit facility bear interest per annum at either (a) the London inter-bank offered rate, or LIBOR, plus 2.0% or (b) a base rate plus 1.0%. As of March 31, 2010, we had $35.0 million outstanding under LIBOR elections at an average all-in rate of 2.24%. As of March 31, 2009, the Company had $33.0 million outstanding under LIBOR elections at an average all-in rate of 2.52%.

Term Loan B is a $400.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a LIBOR rate plus an applicable rate adder of 1.75% per annum or (b) a base rate election plus an applicable rate adder of 0.75% per annum. As of March 31, 2010, $350.0 million of Term Loan B was based upon a LIBOR election effective through June 30, 2010 at an all-in rate of 2.04%. The all-in rate on the $350.0 million Term Loan B as of March 31, 2009 was 2.99%. The Company entered into interest rate swap agreements to fix the rate on $350.0 million of Term Loan B as more fully described below. As of March 31, 2010, the interest rate on the remaining $50.0 million was based upon a LIBOR election effective through April 22, 2010 at an all-in rate of 1.99%. The all-in rate on the $50.0 million Term Loan B as of March 31, 2009 was 2.21%.

On July 1, 2009, Iowa Telecom entered into the Incremental Amendment. Pursuant to the Incremental Amendment, Iowa Telecom borrowed $75.0 million in incremental loans under the incremental loan facility provided under the Credit Agreement. The incremental loans bear interest at either a base rate plus 1.00% (in the case of base rate loans) or LIBOR plus 2.00% (in the case of Eurodollar loans), at the election of Iowa Telecom. The incremental loans are subject to the terms and conditions of the Credit Agreement and are entitled to the benefits of the collateral security provided to the other loans made pursuant to the Credit Agreement. The maturity date of the incremental loans is November 23, 2011. As of March 31, 2010, the interest rate on the $75.0 million was based upon a LIBOR election effective through April 5, 2010 at all-in-rate of 2.23%.

Term Loan C is a $70.0 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Effective August 1, 2007, we elected a new all-in fixed interest rate of 6.95% through June 2011 on Term Loan C. Upon the expiration of the fixed interest rate period, the term loan will convert to the Rural Telephone Finance Cooperative-base variable rate plus 0.85%.

Term Loan D is a $7.8 million senior secured term facility maturing in November 2011, bearing interest per annum at either (a) a fixed rate or (b) a Rural Telephone Finance Cooperative variable rate plus 0.85%. Effective August 1, 2007, we elected an all-in fixed interest rate of 6.95% through June 2011 on Term Loan D. Upon the expiration of the fixed interest rate period, the term loan will convert to the Rural Telephone Finance Cooperative-base variable rate plus 0.85%.

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

The Iowa Telecom credit facilities are secured by substantially all of our tangible and intangible assets, properties and revenues. The credit facilities are guaranteed by all of the Company’s wholly-owned subsidiaries.

The Iowa Telecom credit facilities permit the Company to pay dividends to holders of its common stock; however, they contain significant restrictions on our ability to do so. The credit facilities contain certain negative covenants that, among other things, limit or restrict the Company’s ability (as well as those of our subsidiaries) to: create liens and encumbrances; incur debt, issue preferred stock, or enter into leases and guarantees; enter into loans, investments and acquisitions; make asset sales, transfers or dispositions; change lines of business; enter into hedging agreements; pay dividends, redeem stock, or make certain restricted payments; amend material debt agreements or other material contracts; engage in certain transactions with affiliates; enter into sale/leaseback or synthetic lease transactions; grant negative pledges or agree to such other restrictions relating to subsidiary dividends and distributions; make changes to its fiscal year; and engage in mergers and consolidations.

The Iowa Telecom credit facilities require the Company, subject to certain exceptions, to prepay outstanding loans under the credit facilities to the extent of net cash proceeds received from the following: issuance of certain indebtedness; proceeds of certain asset sales; and casualty insurance proceeds. The credit facilities further require the Company, subject to certain exceptions, to make prepayments under the credit facilities equal to 50% of any net increase in the following: distributable cash during a dividend suspension period, as defined; and cumulative distributable cash, as defined, during the fiscal year less the cumulative reductions of revolving loans (adjusted to exclude the effects of borrowings to fund permitted acquisitions) through such period, with reductions to the percentage to be determined based on improvements in certain credit ratios. A mandatory prepayment of $378,000 is due prior to April 30, 2010 under these provisions.

The Iowa Telecom credit facilities generally permit voluntary prepayments of the term loans and reductions of commitments without penalty or premium, other than standard breakage costs.

In addition, the financial covenants under the Iowa Telecom credit facilities specify, among other things, certain fixed charge coverage ratios and a maximum total leverage ratio, as defined, all of which we were in compliance with as of March 31, 2010.

EN-TEL Notes Payable

On July 18, 2008, the Company acquired Bishop Communications Corporation (“Bishop Communications”). As part of the acquisition, the Company assumed debt of $13.0 million issued by EN-TEL, a majority owned subsidiary of Bishop Communications. The EN-TEL debt consists of notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.00%. As of March 31, 2009, the all-in rate was 7.20%. The notes have a fixed interest rate for specific periods of time ranging from July 2010 through December 2013 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The notes mature in 2015 and 2018. Principal payments of $319,000 were made during the three months ended March 31, 2010. The remaining scheduled payments are $995,000 in 2010, $1.4 million in 2011, $1.5 million in 2012, $1.6 million in 2013, $1.7 million in 2014, and $3.5 million thereafter.

The notes are secured by the assets of EN-TEL. The debt agreements restrict dividends paid by EN-TEL and no amounts are currently available for dividends.

As a condition of borrowing from the RTFC, the Company is required to invest $1.1 million in SCCs.

SHAL, LLC Notes Payable

On July 1, 2009, the Company acquired the Sherburne Assets. As part of the acquisition, the Company became the majority owner of SHAL, LLC. As a result, the Company began reflecting the results of operations, cash flows and financial position of SHAL, LLC on a consolidated basis. At the time of the acquisition of the Sherburne Assets, SHAL LLC had debt outstanding of $4.9 million. The debt is represented by notes payable to the Rural Telephone Finance Cooperative which have quarterly installments of principal and interest. The notes currently bear interest at an average all-in fixed rate of 7.20%. The notes have a fixed interest rate for specific periods through January 2012 and will thereafter be either at a variable interest rate or renegotiated at a fixed rate at the end of the specified period. The notes mature in October 2014. A principal payment of $188,000 was made during the quarter ended March 31, 2010. The remaining scheduled payments are $584,000 in 2010, $830,000 in 2011, $893,000 in 2012, $960,000 in 2013, $1.0 million in 2014.

The notes are secured by the assets of SHAL, LLC and SHAL Networks, Inc. The debt agreements restrict dividends paid by SHAL, LLC. Currently, $993,000 is available for dividends.

As a condition of borrowing from the RTFC, the Company is required to invest $224,000 in SCCs.

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

Other Items

On November 23, 2009, we entered into the Merger Agreement with Windstream. Completion of the Merger with Windstream is conditioned upon the receipt of approvals of the Federal Communications Commission (the “FCC”), the Iowa Utilities Board, the Minnesota Public Utilities Commission (the “MPUC”) and the Missouri Public Service Commission (the “MPSC”). Pursuant to the Merger Agreement, Windstream and Iowa Telecom filed the applications required for the transfer of control of the relevant franchises, licenses and similar instruments issued under the rules and regulations of the FCC on December 21, 2009, the Iowa Utilities Board on December 21, 2009, the MPUC on December 18, 2009, and the MPSC on December 18, 2009. There is no timeline for the final approvals necessary from the FCC, although the deadlines for filing initial comments and reply comments passed on February 4 and February 11, 2010, respectively, without any party filing comments. The Iowa Utilities Board’s right to prohibit the transaction expires on June 19, 2010. A hearing regarding our application to the Iowa Utilities Board is currently scheduled for May 4, 2010. There are currently two intervenors in this proceeding, as well as the Consumer Advocate. The MPUC issued an order on March 22, 2010, approving the transaction with the condition that Windstream and Iowa Telecom discuss with the MPUC any conditions imposed by any other jurisdiction. The Missouri Public Service commission issued the final order necessary for its consent to the transaction on February 1, 2010. We cannot predict whether the FCC or the Iowa Utilities Board will approve the transaction. We also cannot predict when the FCC will act or how soon before June 19, 2010, if at all, the Iowa Utilities Board may act.

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

Following the filing of all rounds of testimony but prior to the hearing, Iowa Telecom and Verizon reached a tentative settlement of Verizon’s complaint on October 23, 2009 and successfully requested the proceeding to be stayed until a settlement agreement had been executed. Iowa Telecom and Verizon executed the settlement agreement on December 7, 2009 and jointly filed for approval of the same on December 11, 2009, which the Iowa Utilities Board granted on February 4, 2010. By the terms of the settlement, Iowa Telecom and its Iowa CLECs agreed to decrease their current intrastate switched access rates for the local switching element to $0.01508, $0.021780, and $0.021780, respectively, in three steps via a single tariff filing to be made by each Iowa Telecom company. As required by the settlement agreement, these tariff revisions were filed on February 11, 2010 with a requested effective date of March 13, 2010. The Iowa Utilities Board approved such filing on March 18, 2010. The settlement agreement requires Verizon to request dismissal of its complaint with prejudice no later than five business days after the effective date of the currently-pending tariff filing, a currently pending filing made by Verizon on April 1, 2010. Further, Verizon agreed that it would not seek to reduce any element of Iowa Telecom’s ILEC or CLEC intrastate switching rates before January 1, 2012. The settlement also provides for mutual releases of all claims set forth in Verizon’s Complaint and Iowa Telecom’s Answer in this docket. In addition, the settlement provides that it shall not limit or affect: Verizon’s right to seek to reduce, eliminate or otherwise challenge the approximately three-cent-per-minute carrier common line charges (“CCLCs”) of Iowa Telecom in any rulemaking proceedings of general applicability; Iowa Telecom’s right to implement switched access rate increases or decreases ordered or permitted by the Iowa Utilities Board or the FCC in proceedings to reform intercarrier compensation; and Iowa Telecom’s right to seek to maintain the CCLCs of Iowa Telecom in rulemaking proceedings of general applicability.

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

On August 18, 2009, Iowa Telecom filed eleven applications with the National Telecommunications and Information Administration (“NTIA”) and the U.S. Department of Agriculture’s Rural Utilities Service (“RUS”) seeking Broadband Infrastructure grants to fund 80% of the $8.6 million cost of proposed broadband projects in and between 46 communities or localities that are within Iowa Telecom’s Iowa service territory. Iowa Telecom has been notified that each of the eleven applications was rejected because none scored high enough on NTIA’s ranking system to merit further consideration and each requested a larger portion of grant funding than RUS offered. On January 15, 2010, NTIA and RUS separately released new notices of funds availability soliciting a second, and final, round of applications for Broadband Infrastructure grants. Each agency made significant changes in the application requirements. After reviewing the second round requirements, Iowa Telecom submitted three new applications to RUS. The RUS filing deadline was March 29, 2010. The new applications propose construction of 40 interexchange (middle-mile) and 122 intraexchange (last-mile) fiber links in Iowa Telecom’s Iowa network. The estimated cost of the 162 projects is $34.3 million, 75% of which could be funded by RUS grants. While we cannot predict when we will learn whether any of these new applications will be granted, the RUS funding authorization expires on September 30, 2010. We filed no new application with NTIA.

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

In response to the Independent Panel Reviewing the Impact of Hurricane Katrina on Communications Networks, the FCC adopted rules on May 31, 2007, requiring incumbent local exchange carriers, competitive local exchange carriers, and wireless carriers to, among other things, maintain emergency back-up power for a minimum of eight hours for cell sites, remote switches, and digital loop carrier system remote terminals that normally are powered from local AC commercial power. Five days prior to the new rules taking effect, on October 4, 2007, the FCC released an order amending some of these new requirements to provide greater compliance flexibility. We do not anticipate incurring significant costs in complying with the FCC’s requirements.

Obligations and Commitments

Our ongoing capital commitments include capital expenditures and debt service requirements. For the three months ended March 31, 2010, capital expenditures were $3.0 million; see “—Liquidity and Capital Resources—Cash Used in Investing Activities.”

The following table sets forth our contractual obligations as of March 31, 2010, together with cash payments due in each period indicated:

	Payments Due by Period(3)
Obligation	Total	Apr. – Dec. 2010	2011 – 2012	2013 – 2014	2015 and after
	(dollars in thousands)
Current Debt:
Revolving credit facility(1)	$35,000	$—	$35,000	$—	$—
Current maturities of long-term debt	2,470	1,924	546	—	—
Long-Term Debt:
Senior debt payments	552,433	—	552,433	—	—
Interest payments on senior debt(2)	40,553	19,458	21,095	—	—
EN-TEL debt payments	9,566	—	2,600	3,424	3,542
SHAL, LLC debt payments	3,514	—	1,521	1,993	—
Operating Lease Payments	7,535	889	2,532	2,199	1,915

Total Contractual Obligations	$651,071	$22,271	$615,727	$7,616	$5,457

(1)	Advances on the line of credit mature in periods within one year. The terms of the line of credit are a component of our senior debt agreement which expires in November 2011.
(2)	Excludes interest payments on variable rate long-term debt that has not been fixed through hedging arrangements. Amounts include the impact of hedging arrangements.
(3)

Excludes postretirement benefit obligation payments estimated in accordance with Financial Accounting Standards Board Accounting Standards Codification 715, Compensation-Retirement Benefits, as disclosed in Note 5 to the consolidated financial statements.

As of March 31, 2010, no letters of credit were outstanding under the Revolving Credit facility.

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

We perform an annual impairment review of goodwill and indefinite-lived intangible assets and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount as required by Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350, Intangibles-Goodwill and Other. We performed an annual impairment review of goodwill and indefinite-lived intangible assets as of August 31, 2009 primarily using discounted cash flow and market capitalization methodologies. No impairment of goodwill or indefinite-lived intangible assets resulted from the annual valuation.

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

As of December 31, 2009, our unused tax net operating loss carry forwards were $154.0 million, and will expire between 2021 and 2024. Additionally, the Company expects to be able to continue taking deductions related to the amortization of intangibles in excess of the amount recorded for book purposes in the amount of approximately $44.0 million per year through June 2015. Based upon the evidence available as of March 31, 2010, the combination of the continued generation of taxable income from operations and reversing temporary differences will, more likely than not, be sufficient to utilize the entire deferred tax asset. As such, we have determined that no valuation allowance was required for our deferred tax assets.

Interest Rate Swap Agreements. The Company has entered into interest rate swap agreements which the Company designated as a hedge against the variability in future interest payments due on $350.0 million of Term Loan B. The purpose of the swap agreements is to adjust the interest rate profile of the Company’s debt obligations and to achieve a targeted mix of floating and fixed rate debt.

The swap agreements are accounted for in accordance with FASB ASC 815, Derivatives and Hedging, and qualify for cash flow hedge accounting of a variable-rate debt. In accordance with this standard, all changes in fair market value of the swap instruments attributable to hedge ineffectiveness are reported currently in earnings and are recorded in the Other Income (Expense) section of the Company’s Consolidated Statements of Income. Changes in fair market value of the swap instruments attributable to hedge effectiveness are recorded, net of income tax effects, in the Accumulated Other Comprehensive Income (Loss) section of the Company’s Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

In the event that the swap agreements no longer qualify for cash flow hedge accounting treatment, all changes in fair market value would be reported currently in earnings and would be recorded in the Other Income (Expense) section of the Company’s Consolidated Statements of Income. Additionally, the net gain or loss remaining in accumulated other comprehensive income (loss) would be reclassified into earnings over the remainder of the term of the swap agreements.

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

We place our cash and temporary cash investments with high credit quality financial institutions. We also periodically evaluate the credit worthiness of the institutions with which we invest. We have entered into interest rate swap agreements to adjust the interest rate profile of our debt obligations and to achieve a targeted mix of floating and fixed rate debt. The floating rate payers under our current interest rate swap agreements are nationally recognized counterparties and we believe to be of strong credit. While we may be exposed to losses due to non-performance of the counterparties or the calculation agents, we consider the risk remote and do not expect the settlement of these transactions to have a material adverse effect on our consolidated balance sheets or statements of income.

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

Under the terms of our credit facilities as amended, our long-term secured debt facilities will mature in November 2011. Our $400.0 million of indebtedness under Term Loan B, maturing in 2011, bears annual interest at either (a) LIBOR plus 1.75% or (b) a base rate plus 0.75%. Our $75.0 million of indebtedness under incremental borrowing portion of our Term Loan B, maturing in 2011 bears annual interest at either (a) LIBOR plus 2.00% or (b) a base rate plus 1.00%. We have entered into two interest rate swap agreements with nationally recognized counterparties for the purpose of fixing the interest on a portion of these borrowings. Pursuant to the current swap agreements, we will pay a fixed rate of interest of 5.87% on a $350.0 million notional of Term Loan B through November 23, 2011.

We pay interest at a fixed rate on all borrowings under Term Loans C and D through June 2011. Thereafter, we expect our interest rates under Term Loans C and D to convert to the Rural Telephone Finance Cooperative variable rate then in effect, as provided in the credit facilities.

We are exposed to interest rate risk, resulting primarily from fluctuations in LIBOR, with respect to $125.0 million of borrowings under Term Loan B through November 2011. Similarly, changes in LIBOR will be the primary source of interest rate risk we face with respect to the $35.0 million of borrowings drawn under the revolving credit facility at March 31, 2010. With respect to our $77.8 million of borrowings under Term Loan C and D, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperative’s variable rate, from July 2011 through maturity in November 2011.

With respect to our $10.9 million of borrowings at EN-TEL, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperation variable rate, from the dates on which the current fixed interest rates expire (July 2010 through December 2013) until the notes mature in 2015 and 2018.

With respect to the $4.3 million of borrowings at SHAL, LLC, we are exposed to interest rate risk, resulting primarily from fluctuations in the Rural Telephone Finance Cooperation variable rate, from the dates on which the current fixed interest rates expire (January 2012) until the notes mature in October 2014.

As of March 31, 2010, a one percent change in the underlying interest rates for all of the variable rate debt that was outstanding would have an impact of approximately $1.6 million per year on our interest expense while our fixed rates and swaps are in place.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

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

We currently, and from time to time, are involved in litigation and regulatory proceedings incidental to the conduct of our business. We are not a party to any lawsuits or proceedings that, in the opinion of our management, are likely to have a material adverse effect on us other than as described below.

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

Following the filing of all rounds of testimony but prior to the hearing, Iowa Telecom and Verizon reached a tentative settlement of Verizon’s complaint on October 23, 2009 and successfully requested the proceeding to be stayed until a settlement agreement had been executed. Iowa Telecom and Verizon executed the settlement agreement on December 7, 2009 and jointly filed for approval of the same on December 11, 2009, which the Iowa Utilities Board granted on February 4, 2010. By the terms of the settlement, Iowa Telecom and its Iowa CLECs agreed to decrease their current intrastate switched access rates for the local switching element to $0.01508, $0.021780, and $0.021780, respectively, in three steps via a single tariff filing to be made by each Iowa Telecom company. As required by the settlement agreement, these tariff revisions were filed on February 11, 2010 with a requested effective date of March 13, 2010. The Iowa Utilities Board approved such filing on March 18, 2010. The settlement agreement requires Verizon to request dismissal of its complaint with prejudice no later than five business days after the effective date of the currently-pending tariff filing, a currently-pending filing made by Verizon on April 1, 2010. Further, Verizon agreed that it would not seek to reduce any element of Iowa Telecom’s ILEC or CLEC intrastate switching rates before January 1, 2012. The settlement also provides for mutual releases of all claims set forth in Verizon’s Complaint and Iowa Telecom’s Answer in this docket. In addition, the settlement provides that it shall not limit or affect: Verizon’s right to seek to reduce, eliminate or otherwise challenge the approximately three-cent-per-minute carrier common line charges (“CCLCs”) of Iowa Telecom in any rulemaking proceedings of general applicability; Iowa Telecom’s right to implement switched access rate increases or decreases ordered or permitted by the Iowa Utilities Board or the FCC in proceedings to reform intercarrier compensation; and Iowa Telecom’s right to seek to maintain the CCLCs of Iowa Telecom in rulemaking proceedings of general applicability.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2010, the Company reacquired the following number of shares of its common stock from recipients of stock option awards under the Company’s 2002 Stock Incentive Plan in order to satisfy tax withholding obligations due upon option exercise (see also Note 7 to Consolidated Financial Statements):

ISSUER PURCHASES OF EQUITY SECURITIES

Periods	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2010	—	$—	—	—
February 1 to February 28, 2010	—	$—	—	—
March 1 to March 31, 2010	12,333	$16.75	—	—

Total	12,333	$16.75	—	—

ITEM 6.	EXHIBITS

See Exhibit Index following the signature page of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2010	/s/ Alan L. Wells
Alan L. Wells
President, Chief Executive Officer and Director Principal Executive Officer
Iowa Telecommunications Services, Inc.

Date: April 26, 2010	/s/ Craig A. Knock
Craig A. Knock
Vice President, Chief Financial Officer and Treasurer Principal Accounting Officer
Iowa Telecommunications Services, Inc.

EXHIBIT INDEX

IOWA TELECOMMUNICATIONS SERVICES, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2010

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.